Form 10-K
period 2014-03-28
COMPUTER SCIENCES CORP
filed 2014-05-22
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒   No

As of September 27, 2013, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $7,615,698,240.
There were 144,870,144 shares of the Registrant’s common stock outstanding as of April 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after March 28, 2014, are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

INTRODUCTION AND HISTORY

General

Computer Sciences Corporation (CSC or the Company), incorporated in the state of Nevada, is a global provider of information technology (IT) and professional services and solutions. Since the Company was founded in 1959, CSC has helped its clients develop and integrate their IT assets in support of operational efficiency, new growth initiatives and other business objectives. CSC's clients include commercial enterprises and the U.S. federal government, as well as state, local and non-U.S. government agencies. The Company’s 79,000 employees serve approximately 2,500 clients in more than 70 countries.

The Company's mission is to enable superior returns on our client's technology investments through best-in-class industry solutions, domain expertise and global scale. CSC generally does not operate through exclusive agreements with hardware or software providers and believes this independence enables the Company to better identify and manage solutions specifically tailored to each client’s needs.

The Company’s strategy is to become a leader in next-generation IT services which include applications modernization, cloud infrastructure, cyber security, big data and mobility. Current and prospective clients are changing how they buy and consume IT services. Clients are looking for greater operational agility from their IT services and they are looking to benefit from the insights provided by mobility, social media, and big data analytics. At the same time, they continue to seek significant cost reductions by migrating from traditional IT infrastructure to the cloud.

This change in client preferences is creating a market opportunity for CSC. The Company is responding by assembling key assets and forming strategic partnerships with technology leaders. CSC has built a highly secure, flexible, private cloud infrastructure offering, BizCloud, for our enterprise as well as our government clients.

CSC also entered into a global alliance with AT&T to merge the Company’s cloud infrastructure, specialized consulting and applications expertise with AT&T’s highly-secure network and cloud infrastructure platform to help global businesses move more quickly to the cloud. This alliance helps to reduce capital intensity and creates the global scale necessary to run modernized application workloads. CSC acquired one of the leading providers of enterprise cloud management software, ServiceMesh, to facilitate the orchestration of enterprise applications across multi-vendor hybrid clouds including, Amazon Web Services, VMware and Microsoft. Additionally, ServiceMesh provides our clients with the advanced capabilities such as tiered services levels, different levels of security, self-service options, governance, policy and real time monitoring. CSC is also creating a Cloud Center of Excellence using services from Amazon, to accelerate the development of cloud solutions for enterprise and public sector customers.

CSC’s strategic partnership with HCL Technologies aims to create a world-class applications modernization delivery network. The Company expects to offer our commercial customers a global footprint of delivery capabilities for modernizing their legacy applications and moving them to the cloud. HCL and CSC will also jointly create a Banking Center of Excellence to accelerate and expand our core banking and card services solutions by leveraging our global banking expertise which includes CSC’s Hogan and Celeriti offerings.

The Company completed two divestitures in fiscal 2014 and four divestitures in fiscal 2013. The Company also continued to improve its cost structure through a $570 million cost takeout program during fiscal 2014. The Company's cost takeout program is focused on four areas: 1) supply chain and procurement savings, 2) workforce optimization, 3) enterprise overhead reduction, and 4) contract management discipline.

CSC is making investments in sales, tools and offerings as it prepares to win business from next-generation services. In fiscal 2014, the Company increased its sales force and invested in a new global order entry system, Salesforce.com. The Company is also investing in next-generation offerings such as storage-as-a-service, CSC MyWorkstyle, MachinEdge, AppSEC on Demand, CSC Big Data as-a-Service, ClimatEdge for General Insurance, and Continuous Monitoring and Advanced Persistent Threat offerings.

CSC's service contracts are of various duration, scope and terms and conditions. CSC's contracts typically contain provisions by which customers may terminate the contract prior to completion, though such instances are infrequent due to the differentiated services provided, complex transition of personnel, assets, methodologies and processes involved. If a contract is terminated early for convenience, the Company seeks to recover tangible assets, investments and other intangible assets through stated contract terms or negotiation. If a contract is terminated early due to CSC's default, the Company may have additional liability and also its ability to compete for future business could be adversely impacted. The U.S. federal government may terminate almost all of CSC's government contracts and subcontracts either at its convenience or for default based on factors set forth in the Federal Acquisition Regulation. Upon termination for convenience of a fixed-price type contract, our U.S. federal government contracts normally entitle us to receive the purchase price for delivered items, reimbursement for contractual commitments and allowable costs for work-in-process, and a reasonable allowance for profit, although there can also be financial impact resulting from the negotiated contract settlement. Upon termination for convenience of a U.S. federal government cost reimbursable or time and material contract, we normally are entitled to reimbursement of allowable costs plus a fee. Allowable costs generally include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, generally is related to the portion of the work completed prior to termination and is determined by negotiation. See Risk Factor number 19 under Item 1A "Risk Factors" in this Annual Report for further discussion.

Services and Sectors

During fiscal 2014, the Company continued to make numerous organizational and operational changes to align the company's leadership, assets, and operating model with its strategy associated with the next-generation IT services and solutions. The new operating model facilitates the execution of CSC's strategy through the effective development, sales and support of a portfolio of next-generation offerings for commercial and government clients. The Company has also entered into a series of strategic partnerships designed to enhance its offerings and scale its business. The redesigned operating model, which came into effect at the beginning of fiscal 2014, resulted in a change to the Company's reportable segments for fiscal 2014 and going forward.

The Company's new reportable segments are Global Business Services (GBS), Global Infrastructure Services (GIS), and North American Public Sector (NPS). Geographically, CSC has significant operations throughout North America, Europe, Asia and Australia. Segment and geographic information are included in Note 19 to the Consolidated Financial Statements for the year ended March 28, 2014. For a discussion of risks associated with our foreign operations, see Risk Factor number 16 under Item 1A "Risk Factors".

GBS

GBS provides innovative technology solutions including consulting, applications services, and software, which address key business challenges within the customer’s industry. GBS strives to help clients understand and exploit industry trends of IT modernization and virtualization of the IT portfolio (hardware, software, networking, storage and computing assets). GBS has three primary growth engines: end-to-end applications services; consulting services; and industry aligned next-generation software and solutions. Applications Services optimize and modernize clients' business and technical environments, enabling clients to capitalize on emerging services such as cloud, mobility, and big data within new commercial models such as the "as a Service" and digital economies. The consulting business helps organizations innovate, transform, and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise. The industry software & solutions unit’s vertically-aligned software solutions and process-based intellectual property power mission-critical transaction engines in insurance, banking, healthcare and life sciences, manufacturing and a host of diversified industries. Key competitive differentiators for GBS include its global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Changing business issues such as globalization, fast-developing economies, government regulation, and growing concerns around risk, security, and compliance drive demand for these GBS offerings.

GIS

GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers CSC's next-generation Cloud offerings, including Infrastructure as a Service (IaaS), private Cloud solutions, CloudMail and Storage as a Service (SaaS). GIS provides a portfolio of standard offerings that have predictable outcomes and measurable results while reducing business risk and operational costs for clients. To provide clients with differentiated offerings, GIS maintains a select number of key alliance partners to make investments in developing unique offerings and go-to market strategies. This collaboration helps CSC determine the best technology, road map and opportunities to differentiate solutions, expand market reach, augment capabilities, and jointly deliver impactful solutions. GIS seeks to capitalize on the emerging market trend and rebundled IT portfolio on virtualized infrastructure.

NPS

NPS delivers IT, mission, and operations-related services to the Department of Defense, civil agencies of the U.S. federal government, as well as other foreign, state and local government agencies. Commensurate with the Company's strategy, NPS is leveraging our commercial best practices and next-generation technologies to bring scalable and more cost-effective IT solutions to government agencies that are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for NPS offerings are driven by evolving government priorities such as: 1) migration to next-generation IT solutions, which include hybrid cloud infrastructure, application modernization and orchestration, 2) mission intelligence driven by big data solutions, 3) health IT and informatics, and 4) cyber security.

During the last three fiscal years, the Company’s revenue mix by line of business was as follows:

	2014	2013	2012
Global Business Services	34%	35%	34%
Global Infrastructure Services	35	33	33
North American Public Sector	32%	33%	34%
Subtotal	101	101	101
Corporate and Eliminations	(1)	(1)	(1)
Total Revenues	100%	100%	100%

Fiscal 2014 Overview

CSC improved profit margins, earnings per share (EPS) and free cash flow during 2014. Total revenue of $12,998 million decreased by 8.4% year over year, reflecting a slowdown in public sector activity, the divestiture of CSC's Australian IT staffing business in January 2013, and certain headwinds in its commercial business, such as the repositioning of its consulting business impact of restructured contracts, and price-downs. The Company continued to benefit from its cost takeout initiatives as demonstrated by the increase in EBIT margins from 4.3% to 8.0%.

Overall market demand for IT services remained healthy in fiscal 2014 as organizations sought to use technology to improve enterprise efficiency, agility and productivity. The Company expanded its sales force and invested in sales tools, next-generation offerings, internal systems and employees during fiscal 2014. There were improved bookings for GIS and GBS in the second half of the year. During fiscal 2014, GBS contract awards decreased to $6.1 billion from $7.7 billion in the prior year. Total contract value (TCV) within GIS increased from $3.2 billion to $4.1 billion. In the GBS and GIS segments, the Company is participating in the general industry trend of smaller contract awards of $100 million or less, and a decline in the number and total value of large contract awards valued at more than $100 million.

During fiscal 2014, NPS had contract awards of $4.3 billion, an improvement when compared with fiscal 2013 awards of $3.2 billion, primarily due to the signing of one large recompete contract during the second quarter of 2014. NPS awards continue to reflect the uncertainty of Federal budgets and the impact of sequestration. As a result, large program awards are delayed and government customers are shifting to smaller and shorter term contracts. New business contributed $8.2 billion and $8.9 billion to the TCV of fiscal 2014 and 2013 contract awards, respectively. The TCV of renewals and recompetes was $6.3 billion and $5.2 billion, during fiscal 2014 and fiscal 2013, respectively.

Acquisitions and Divestitures

Acquisitions

During the third quarter of fiscal 2014, CSC acquired ServiceMesh Inc., a privately-held enterprise cloud services management company, headquartered in Santa Monica, California, with operations in the United States, Australia and the United Kingdom, for a total purchase consideration of $282 million. The acquisition enhances CSC's ability to help its clients migrate their applications into Cloud computing environments and to automate the deployment and management of enterprise applications and platforms across private, public and hybrid cloud environments. ServiceMesh is now a component of the Company's GIS segment.

Additionally, during the second quarter of fiscal 2014, CSC acquired Infochimps, Inc., a privately-held company, in an all-cash transaction for $27 million. The acquisition complements CSC’s existing Big Data business by providing a flexible, scalable, platform-as-a-service offering, and is associated to the Company's GBS segment.

During fiscal 2013, CSC acquired 42Six Solutions, LLC (42Six) for $35 million in an all cash transaction. 42Six, a software development company specializing in providing analytics and applications software products and services for the U.S. government intelligence community and the Department of Defense, was acquired primarily to enhance CSC's Big Data offerings. This acquisition is related to the Company's NPS segment.

During fiscal 2012, CSC acquired iSOFT Group Limited (iSOFT), an Australian public company, for cash consideration of $200 million and the assumption of debt of $315 million, of which $298 million was repaid immediately after the acquisition. The acquisition is related to the Company's GBS segment. The acquisition complements and strengthens CSC's software products, healthcare integration and services portfolio, and its healthcare research and development capabilities, as iSOFT provides advanced application solutions across both the public and private sectors.

In addition, CSC acquired three privately-held companies for an aggregate purchase price of $201 million during fiscal 2012, the largest being the acquisition of AppLabs for $171 million in CSC's GBS segment, and the other two acquisitions in the NPS and GBS segments. The AppLabs acquisition enhanced the Company's capabilities in application testing services and complements CSC's expertise in financial services, healthcare, manufacturing, chemical, energy, and natural resources and technology and consumer markets. The acquisitions in the NPS and GBS segments enhanced the Company's offerings in the healthcare IT and financial services industries.

Divestitures

During fiscal 2014 and 2013, the Company divested certain non-core businesses as a part of its service portfolio optimization initiative to focus on the next-generation technology services. Certain of the divestitures met the criteria of discontinued operations presentation, and consequently, their historical results have been presented as discontinued operations in the Company's Consolidated Statement of Operations.

In September 2013, CSC committed to a plan to sell a small software business, a part of the GBS segment's Industry Software & Solutions group (GBS-IS&S). CSC is actively marketing this business for sale and expects the divestiture to be completed during the first half of fiscal 2015. On July 19, 2013, CSC completed the sale of its base operations, aviation and ranges services business unit, Applied Technology Division (ATD) within its NPS Segment, to a strategic investor for cash consideration of $178 million plus a net working capital adjustment receivable of $6 million. The pre-tax gain on disposal was $65 million, representing the excess of the sale price over the carrying value of the net assets of the divested business, less transaction costs of $5 million. On May 21, 2013, CSC completed the divestiture of its flood insurance-related business process outsourcing practice (flood insurance BPO), within CSC's GBS segment, to a financial investor for cash consideration of $43 million plus a net working capital adjustment of $4 million. The pre-tax gain on disposal was $25 million, representing the excess of the net proceeds over the carrying value of the net assets of the divested business and the related transaction costs.

During the third quarter of fiscal 2013, CSC completed the divestiture of its U.S. based credit services business for cash proceeds of $1.0 billion, and its Italian consulting and system integration business for a cash payment of $35 million. During the fourth quarter of fiscal 2013, CSC also completed the divestiture of one of its enterprise systems integration businesses based in Singapore and Malaysia for consideration of approximately $103 million. This business was primarily involved in the reselling of enterprise hardware and software and providing the related maintenance services. All of these businesses were primarily a part of the Company's GBS segment.

Also, during the fourth quarter of fiscal 2013, the Company divested its Australian information technology staffing unit, Paxus, for cash consideration of $79 million. Due to CSC's ongoing business involvement with Paxus, this divestiture did not qualify to be presented as discontinued operations, and therefore its results are included in continuing operations.

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

More recently, the accelerating demand for multi-tenant infrastructure services, commonly referred to as Cloud Computing offerings, is continuing to alter the landscape of competition. New entrants to our markets are offering service models that change the decision criteria and contracting expectations of our target market. Amazon Web Services, for example, has emerged as a strong competitor in cloud computing, and other major competitors in this area include large and well-funded technology companies that are increasingly using social, mobile, analytics and cloud technologies to create agile new business models. Smaller and more nimble companies also continue to enter and disrupt markets with innovations in cloud and other areas and could emerge as significant competitors to CSC.

The Company has responded to these changing market conditions with new capabilities, partnerships and offerings that are intended to position CSC favorably in the high-growth markets for next-generation IT services and solutions. CSC’s acquisition of ServiceMesh, for example, allows the Company to deliver new offerings with partners like VMware and Microsoft and to integrate with other cloud computing providers. The addition of big data service provider Infochimps allows for advanced analytics delivered as a service to customers. The Company’s new strategic partnerships with AT&T and HCL Technologies similarly enable expanded cloud, applications modernization and other next-generation technology services.

CSC’s ability to obtain business is dependent upon its ability to offer better strategic concepts and technical solutions, better value, a quicker response, more flexibility, better quality, a higher level of experience, or a combination of these factors. In the opinion of the Company’s management, CSC’s lines of business are positioned to compete effectively in the GBS, GIS and NPS markets based on its technology and systems expertise and large project management skills. It is also management’s opinion that CSC’s competitive position is enhanced by the full spectrum of IT and professional services it provides, including consulting and software and systems design, implementation and integration, IT and business process outsourcing and technical services, delivered to a broad commercial and government customer base.

EMPLOYEES

The Company has offices worldwide, and as of March 28, 2014, had approximately 79,000 employees. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, telecommunications networks, mathematics, physics, engineering, astronomy, geology, operations, research, finance, economics, statistics and business administration.

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

All of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and other materials required to be filed with or furnished to the U.S. Securities and Exchange Commission (SEC), are available free of charge through the Company’s Internet website, www.csc.com, or through the CSC Investor Relations Office at 1-800-542-3070. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise. As soon as reasonably practical after the Company has electronically filed such material with or furnished it to the SEC, these items can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Periodic reports, proxy statements, information statements, and other information filed with or furnished by the Company to the SEC are available on the SEC’s website, www.sec.gov, or by calling the SEC at 1-800-SEC-0330 (1-800-732-0330).

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

1.
Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for consulting, industry software & solutions, application services and next-generation cloud offerings. In addition, worldwide economic weakness and uncertainty could adversely affect our revenue and expenses.

Current weakness in worldwide economic conditions and political uncertainty may adversely impact our customers' demand for our services in the markets in which we compete, including our customers' demand for consulting, industry software & solutions, application services and next-generation cloud offerings and other IT services. Our government customers' demand may also be affected by budgetary and political uncertainties, changing priorities, military conflicts and other events.

2.
We are the subject of an ongoing SEC investigation and related Wells notice process as well as an SEC comment letter process, which could divert management's focus, result in substantial investigation expenses, monetary fines, and other possible remedies and have an adverse impact on our reputation and financial condition and results of operations.

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

In addition to the matters noted above, the SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosures and accounting determinations with respect to the Company's contract with the NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are continuing to respond to SEC questions and to cooperate with the SEC's Division of Enforcement in its investigation of prior disclosures and accounting determinations with respect to the Company's contract with the NHS. The SEC's investigative activities are ongoing.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities and other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the Commission file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the Commission that such an action should not be brought. The Company has been availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by its Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014 and a supplemental submission on April 9, 2014. The Company, through outside counsel, has been in continuing discussions with the SEC Enforcement Staff concerning a potential resolution of the staff’s investigation involving the Company. However, to date those discussions have not resulted in a resolution. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, we are unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

See Note 2 to the Consolidated Financial Statements for a discussion of these investigations and adjustments.

3.
On October 4, 2013, we entered into a binding revised project agreement (RPA) with the NHS, which consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. Under the RPA, the NHS is not subject to any trust volume commitment for Lorenzo products and the Company has agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. The RPA effected certain changes with respect to the Company’s non-Lorenzo products.

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

Under terms first agreed in the IACCN (and as now embodied in the RPA), the NHS is not subject to any trust volume commitment for Lorenzo, and the Company has agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a streamlined approach for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding, subject to business case justification and overall availability of such funding, from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

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

See Note 21 to the Consolidated Financial Statements for further discussion concerning the foregoing matters.

4.	Contracts with the U.S. federal government and related agencies account for a significant portion of our revenue and earnings.

Our NPS segment generated approximately 32% of our revenue for fiscal 2014, primarily from sales to the U.S. federal government. Consequently, we closely monitor federal budget, legislative and contracting trends and activities and continually examine our strategies to take these into consideration. The U.S. federal government continues to face significant fiscal and economic challenges such as financial deficits and the debt ceiling limit. The Administration and Congress make decisions in a constrained fiscal environment largely imposed by the

Budget Control Act of 2011 (Budget Act). The Budget Act established limits on discretionary spending that began with U.S. federal government fiscal year (GFY) 2012 (a U.S. federal government fiscal year starts on October 1 and ends on September 30). The Bipartisan Budget Act of 2013 (BBA) that was signed into law on December 26, 2013 did not significantly alter the spending constraints established by the Budget Act. The BBA is significant, however, in that it represents the first bipartisan budget passed by a divided Congress in 27 years and eliminates the need for Congress to pass another budget until September 2015.

The Budget Act provided for additional automatic spending reductions known as sequestration, which went into effect on March 1, 2013, and further reduce planned government spending. The BBA extended the sequestration into GFY 2023. While the defense budget sustained the largest single reduction, civil agencies and programs also were impacted significantly by sequestration cuts. In light of the Budget Act, the BBA and other deficit reduction pressures, it is likely that discretionary spending by the federal government will remain constrained for a number of years. As a result of sequestration, our U.S. federal government customers are more cautious with contract awards and spending, resulting in longer procurement cycles, smaller award values and an inclination towards extension of existing customer contracts, and we expect this behavior to continue. We are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we have experienced reduced funding on some of our programs, and may see further reductions, we do not expect the cancellation of any of our major programs.

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. On February 15, 2014 legislation was signed that suspends the U.S. debt limit ceiling through March 2015. Although Congress and the President have reached agreement to suspend the U.S. federal government’s debt ceiling until March 2015, significant long-term issues remain with respect to federal budgetary and spending matters and these current resolutions only have temporary effect. Any future changes to the fiscal policies of the U.S. federal government may decrease overall government funding, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. federal government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.

5.
Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends will impact our future growth. If we are not successful in meeting these business challenges, our results of operations and cash flows will be materially and adversely affected.

Our ability to implement solutions for our customers incorporating new developments and improvements in technology which translate into productivity improvements for our customers and to develop service offerings that meet current and prospective customers' needs are critical to our success. The markets we serve are highly competitive. Our competitors may develop solutions or services that make our offerings obsolete. Our ability to develop and implement up to date solutions utilizing new technologies which meet evolving customer needs in cloud, consulting, industry software and solutions and application services markets will impact our future revenue growth and earnings.

6.
Our primary markets, consulting, industry software and solutions, application services, and next-generation cloud, are highly competitive markets. If we are unable to compete in these highly competitive markets, our results of operations will be materially and adversely affected.

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

8.
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

We have also entered into, and intend to identify and enter into additional strategic partnerships with other industry participants that will allow us to expand our business. However, we may be unable to identify attractive strategic partnership candidates or complete such partnerships on terms favorable to us. In addition, if we are unable to successfully implement our partnership strategies or our strategic partners do not fulfill their obligations or otherwise prove advantageous to our business, our investments in such partnerships and our anticipated business expansion could be adversely affected.

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

10.	If our customers experience financial difficulties or request out-of-scope work, we may not be able to collect our receivables, which would materially and adversely affect our profitability.

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

11.	If we are unable to accurately estimate the cost of services and the time line for completion of contracts, the profitability of our contracts may be materially and adversely affected.

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

As noted in Part I, Item 3, Legal Proceedings and Note 23 to the Consolidated Financial Statements, we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities which may have a material and adverse impact on our liquidity and earnings.

13.	Our contracts with U.S. government agencies are subject to regulations, audits and cost adjustments by the U.S. government, which could materially and adversely affect our operations.

We are engaged in providing services under contracts with U.S. government agencies. These contracts are subject to extensive legal and regulatory requirements and, from time to time, such agencies audit or investigate whether our operations are being conducted in accordance with these requirements. These audits or investigations may include a review of our performance on contracts, pricing practices, cost structure and compliance with applicable laws and regulations. U.S. government audits or investigations of us, whether related to the Company's federal government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. In addition, we could suffer serious reputational harm. If any of these should occur, our reputation may be adversely impacted and our relationship with the agencies we work with may be damaged, resulting in a material and adverse effect on our profitability.

14.	Our ability to provide our customers with competitive services is dependent on our ability to attract and retain qualified personnel.

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

15.	Our ability to perform services for certain of our government clients is dependent on our ability to maintain necessary security clearances.

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

For fiscal 2014, approximately 40.2% of our recognized revenues were denominated in currencies other than the U.S. dollar. The exposure to currencies other than the U.S. dollar may impact our results as they are expressed in U.S. dollars. In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While currency risk, including exposure to fluctuations in currency exchange rates, is partially mitigated largely by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We believe that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we believe that our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

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

17.	We may be exposed to negative publicity and other potential risks if we are unable to maintain effective internal controls over financial reporting.

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

18.	In the course of providing services to customers, we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages.

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

19.
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

The U.S. federal government may terminate our government contracts either at its convenience or for default based on factors set forth in the Federal Acquisition Regulation. Similarly, where we are a subcontractor to a prime contractor with the U.S. federal government, termination of the prime contract typically will lead to termination of our subcontract. Upon termination for convenience of a fixed-price type contract, our U.S. federal government contracts normally entitle us to receive the purchase price for delivered items, reimbursement for contractual commitments and allowable costs for work-in-process, and a reasonable allowance for profit, although there can also be financial impact resulting from the negotiated contract settlement.

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

In addition, certain of our U.S. federal government contracts span one or more base years and multiple option years. The U.S. federal government generally has the right not to exercise option periods and may not exercise an option period for various reasons, effectively terminating the contract when the period of performance expires. Any decision by the U.S. federal government not to exercise an option or to terminate a major contract could adversely impact our revenue, profitability and financial condition. There have been no U.S. federal government terminations or renegotiations that materially impacted the Company's consolidated financial position, results of operations or cash flows in fiscal years 2014, 2013 and 2012.

20.
Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely impact our revenue and profitability.

A significant portion of our application outsourcing and software development activities have been shifted to India, and we plan to continue to expand our presence there and in other lower cost locations. As such, we are exposed to the risks inherent to operating in India including (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, and (2) the possibility that the U.S. federal government or the European Union may enact legislation that provides significant disincentives for customers to locate certain of their operations offshore which would reduce the demand for the services we provide in India and may adversely impact our cost structure and profitability. In addition, India has experienced civil unrest and acts of terrorism and has been involved in confrontations with Pakistan. If India continues to experience this civil unrest or if its conflicts with Pakistan escalate, our operations in India could be adversely affected.

The Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our internal policies mandate compliance with all applicable anti-bribery laws. We require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. There is no assurance that our policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged violations of the FCPA or other anti-bribery violations is expensive and could consume significant time and attention of our senior management.

21.	Our performance on contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments.

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

22.	Security breaches or service interruptions could expose us to liability or impair our reputation, which could cause significant financial loss.

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

Increasing data privacy and information security obligations could impose additional regulatory pressures on our customers’ businesses, and indirectly, on our operations. In response, some of our customers have sought, and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us and some of our customer contracts may not contractually limit our liability for the loss of confidential information. If we are unable to adequately address these concerns, our business and results of operations could suffer. Compliance with new privacy and security laws, requirements and regulations, where required or undertaken by us, may result in cost increases due to potential systems changes, the development of additional administrative processes and increased enforcement actions and fines and penalties. While we strive to comply with all applicable data protection laws and regulations as well as our own posted privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive or confidential information may result in proceedings or actions against us by government or other entities, private lawsuits against us such as class actions or the loss of customers, which could potentially have an adverse effect on our business, reputation and results of operations.

23.	Changes in the Company's tax rates could affect our future results.

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

24.	We may be adversely affected by disruptions in the credit markets, including disruptions that reduce our customers' access to credit and increase the costs to our customers of obtaining credit.

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

25.	Our hedging program is subject to counterparty default risk.

We enter into foreign currency forward contracts and options and interest rate swaps with a number of counterparties. As of March 28, 2014, we had outstanding foreign currency forward contracts with a notional value of $816 million, outstanding option contracts with a notional value of $81 million, and interest rate swap transactions of $275 million. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

26.
We derive significant revenue and profit from contracts awarded through competitive bidding processes, which can impose substantial costs on us, and we will not achieve revenue and profit objectives if we fail to bid on such projects effectively.

We derive significant revenue and profit from government contracts that are awarded through competitive bidding processes. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

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

Within our NPS segment, we are also seeing an increasing number of bid protests from unsuccessful bidders on new program awards. Bid protests could result in litigation expenses to the company, contract modifications or the award decision being overturned and loss of the contract award. Even where a bid protest does not result in the loss of an award, the resolution can extend the time until the contract activity can begin, and delay earnings.

27.	Catastrophic events or climate conditions may disrupt our business.

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

On August 23, 2012, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-K for the fiscal year ended March 30, 2012. The Staff requested additional information and provided comments related to our acquisition of iSOFT Group Limited, revenue recognition policies and litigation matters. The Company responded to that letter on September 7, 2012 and September 19, 2012 and believes that it has addressed the Staff's comments. As of the date of this annual report, the Company has not received confirmation from the Staff that its review process is complete. The Company intends to continue to work with the Staff and respond to any remaining comments.

On July 30, 2013, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-K for the fiscal year ended March 29, 2013. The Staff requested additional information and provided comments related to CSC's risk factors, critical accounting estimates, revenue recognition policies and litigation matters. The Company responded to that letter on August 26, 2013. On October 2, 2013, the Company received a follow-up letter from the Staff on our revenue recognition policies. The Company responded to that letter and believes that it has addressed the Staff's comments. As of the date of this annual report, the Company has not received confirmation from the Staff that its review process is complete. The Company intends to continue to work with the Staff and respond to any remaining comments.

Item 2.	Properties

Following is a summary of properties owned and leased by CSC or its subsidiaries as of March 28, 2014:

Properties Owned	Approximate Square Footage	General Usage
Blythewood, South Carolina	456,000	Computer and General Office
Falls Church, Virginia	401,000	General Office
Copenhagen, Denmark	368,000	Computer and General Office
Aldershot, United Kingdom	211,000	General Office
Newark, Delaware	176,000	Computer and General Office
Chennai, India	159,000	General Office
Daleville, Alabama	150,000	General Office
Norwich, Connecticut	144,000	Computer and General Office
Petaling Jaya, Malaysia	126,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Jacksonville, Illinois	60,000	General Office
Chesterfield, United Kingdom	51,000	General Office
Singapore, Singapore	46,000	General Office
Tunbridge Wells, United Kingdom	43,000	Computer and General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	93,000	General Office

Properties Leased	Approximate Square Footage	General Usage
India	2,056,000	General Office
Washington, D.C. area	1,701,000	Computer and General Office
Germany	624,000	General Office
Australia & other Pacific Rim locations	582,000	Computer and General Office
United Kingdom	382,000	Computer and General Office
Texas	368,000	Computer and General Office
Denmark	350,000	General Office
North Carolina	318,000	General Office
France	239,000	General Office
New York	232,000	General Office
New Jersey	222,000	General Office
Connecticut	173,000	Computer and General Office
Spain	155,000	General Office
Illinois	150,000	General Office
Alabama	148,000	General Office
Sweden	146,000	General Office
Delaware	134,000	General Office
California	128,000	General Office
Canada	118,000	General Office
China	105,000	General Office
Bulgaria	101,000	General Office
Various other U.S. and foreign locations	1,379,000	Computer and General Office

Upon expiration of its leases, the Company expects to obtain renewals or to lease alternative space. Lease expiration dates range from fiscal 2015 through 2030. We believe that all of the properties are well-maintained, suitable and adequate to meet current and anticipated requirements.

Item 3.	Legal Proceedings

The information required by this Item is set forth in Note 23, Commitments & Contingencies of the Notes to the Consolidated Financial Statements under the caption “Contingencies”, contained in Part II - Item 8 of this filing. Such information is incorporated herein by reference and made a part hereof.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as an Officer	Position Held With the Registrant as of the filing date	Family Relationship
J. Michael Lawrie	60	2012	Indefinite	President and Chief Executive Officer	None
Paul N. Saleh	57	2012	Indefinite	Executive Vice President and Chief Financial Officer	None
Romil Bahl	45	2014	Indefinite	Executive Vice President and General Manager, Global Industries	None
Gary M. Budzinski	57	2012	Indefinite	Executive Vice President and General Manager, Global Infrastructure Services	None
Thomas R. Colan	58	2012	Indefinite	Vice President and Controller	None
William L. Deckelman, Jr.	56	2008	Indefinite	Executive Vice President and General Counsel	None
Donna Lesch	54	2014	Indefinite	Executive Vice President and Chief Human Resources Officer	None
John P. Maguire	53	2013	Indefinite	Executive Vice President and General Manager for Global Sales and Marketing and Regional Operations	None
James R. Smith	47	2013	Indefinite	Executive Vice President and General Manager, Global Business Services	None
David W. Zolet	53	2012	Indefinite	Executive Vice President and General Manager, North American Public Sector	None

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

Paul N. Saleh joined CSC as Vice President and Chief Financial Officer on May 23, 2012. His current CSC job title is Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Saleh served as the Chief Financial Officer of Gannett Co. from 2010 to 2012. Prior to his tenure at Gannett Co., from 2008 to 2010, Mr. Saleh was a Managing Partner at Menza Partners, an operational and financial advisory group focusing on media, telecommunications, and technology industries.  Prior to that, he served as Chief Financial Officer of Sprint Nextel Communications from 2001 to 2007 and as Interim Chief Executive Officer of Sprint Nextel until 2008.  He served as Senior Vice President and Chief Financial Officer of Walt Disney International where he also held various other senior positions from 1997 to 2001.

Romil Bahl is currently the Executive Vice President and General Manager, Global Industries. Prior to joining CSC, Mr. Bahl was President and Chief Executive Officer of PRGX Global, a provider of business analytics and recovery audit services, from 2009 to 2013. Prior to his tenure at PRGX, Mr. Bahl led the systems integration business unit of Infosys and was a co-founder of the company’s business consulting subsidiary in the U.S., where he led the industry practices and the go-to-market services portfolio from 2004 to 2009. Prior to that, he also served as head of Global Consulting Services at EDS and the European Strategic Technology Practice A.T. Kearney from 1995 to 2004.

Gary M. Budzinski is currently the Executive Vice President and General Manager, Global Infrastructure Services. Prior to joining CSC, Mr. Budzinski was CEO and Founder of Integrity Innovation International, LLC, a private IT consulting firm from 2011 to 2012. Prior to that, he was Senior Vice President and General Manager at Hewlett Packard's Technology Services business unit from 2005 to 2011.

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

Donna Lesch is the Executive Vice President and Chief Human Resources Officer. She joined CSC in February 2014. Prior to joining CSC, she served as Associate Principal for Change Logic, a management consulting firm from 2011 to 2014. Prior to that, she served as Executive Vice President, Human Resources for Knowledge Universe from 2007 to 2011. Prior to that, she served in senior Human Resources positions for ACC Capital, Westcorp and American Savings Bank.

John P. Maguire was appointed Executive Vice President and General Manager, Global Sales & Marketing and Regional Operations in May 2013. Prior to joining the Company, Mr. Maguire served as Senior Vice President at Hewlett-Packard from 2011 to 2013. Prior to that, he served as Managing Partner at Accenture from 2002 to 2011. Prior to that he served as Vice President at IBM from 1984 to 2002.

James R. Smith is the Executive Vice President and General Manager, Global Business Services. He joined CSC in August 2013. Prior to joining CSC, Mr. Smith served as Chief Executive Officer of Motricity, a provider of cloud-based mobile enterprise and analytics solutions from 2009 to 2012. Prior to that, he held various executive leadership positions at Avaya from 2001 to 2008. Prior to that, he was an Associate Partner at Accenture.

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

As of April 25, 2014, the number of registered shareholders of Computer Sciences Corporation’s common stock was 6,061. The table shows the high and low sales prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two fiscal years.

	2014		2013
Fiscal Quarter	High	Low	High	Low
1st	$50.26	$42.43	$30.28	$23.10
2nd	54.80	43.99	34.74	22.19
3rd	55.91	46.80	40.63	30.15
4th	64.10	52.92	50.59	39.02

Cash dividends declared on our common stock for each quarter of fiscal 2014 and fiscal 2013 are included in Selected Quarterly Financial Data (Unaudited) of this Annual Report on Form 10-K. We expect to return excess cash flow to our stockholders from time to time through our common stock repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared or paid. Our share repurchase program and the declaration and payment of future dividends, the amount of any such share repurchases or dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things.

(b) Purchases of Equity Securities

The following table provides information on a monthly basis for the fourth quarter ended March 28, 2014 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
December 28, 2013 to January 24, 2014	448,592	$55.73	448,570	$251,135,275
January 25, 2014 to February 21, 2014	805,589	$60.47	795,882	$202,986,462
February 22, 2014 to March 28, 2014	1,310,265	$62.45	1,249,900	$124,860,304

(1)
The Company accepted 40,087 shares of common stock in the quarter ended March 28, 2014 tendered by employees in lieu of cash due to the Company in connection with the exercise of stock options. The Company accepted 30,007 shares of its common stock in the quarter ended March 28, 2014 from employees in lieu of cash due to the Company in connection with the issuance of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares.

(2)
On December 13, 2010, the Company publicly announced that its Board of Directors approved a share repurchase program authorizing up to $1 billion in repurchases of shares of the Company’s outstanding common stock. CSC is implementing the program through purchases made in open market transactions in compliance with SEC Rule 10b-18, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board of Directors has not established an end date for the new repurchase program. The Company repurchased 2,494,352 shares of its common stock in the fiscal quarter ended March 28, 2014 under the share repurchase program.

(c) Performance Graph

The following graph compares the cumulative total return on CSC common stock during the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Stock Index and the S&P North American Technology Services Index.

CSC Total Shareholder Return
(Period Ended March 28, 2014)

Indexed Return Chart (2009 = 100)
	Return 2010	Return 2011	Return 2012	Return 2013	Return 2014	CAGR
CSC common stock	35.12%	-7.61%	-37.74%	68.31%	24.35%	10.22%
S&P 500 Index	42.85%	15.36%	8.00%	13.96%	20.88%	19.64%
S&P North American Technology Services Index	37.63%	18.49%	15.36%	18.02%	22.38%	22.13%

Assumes $100 invested on April 3, 2009, in CSC common stock, the S&P 500 Index, and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index. Indexed amounts and return percentages follow CSC fiscal years.

(d) Equity Compensation Plans

See Item 12 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 6.	Selected Financial Data

COMPUTER SCIENCES CORPORATION

	Five Year Review
Amounts in millions, except per share amounts	March 28, 2014	March 29, 2013	March 30, 2012	April 1, 2011	April 2, 2010
Total assets	$11,389	$11,251	$11,189	$16,120	$16,455
Debt
Long-term, net of current maturities	2,207	2,498	1,486	2,409	3,669
Short-term	444	—	43	29	21
Current maturities	237	234	1,211	141	54
Total	2,888	2,732	2,740	2,579	3,744
Stockholders’ equity	3,944	3,160	2,834	7,560	6,508
Debt to total capitalization	42.3%	46.4%	49.2%	25.4%	36.5%

	Five Year Review
	Fiscal Year
Amounts in millions, except per-share amount	2014(5)	2013(1)(5)	2012(1)(5)	2011(1)(5)	2010(1)(5)
Revenues	$12,998	$14,195	$14,476	$14,597	$14,537
Costs of services (excludes depreciation and amortization, contract charge, settlement charge and restructuring costs of $70 (2014), $238 (2013) and $137 (2012))	9,567	11,100	12,181	11,653	11,389
Costs of services – specified contract charge (excludes amount charged to revenue of $204)(2)	—	—	1,281	—	—
Costs of services – settlement charge (excludes amount charged to revenue of $42)(3)	—	—	227	—	—
Restructuring costs	76	264	140	—	—
Goodwill impairment(4)	—	—	2,745	—	—
Income (loss) from continuing operations before taxes	910	449	(4,487)	827	881
Taxes on income (benefit)	289	(49)	(96)	194	135
Income (loss) from continuing operations, net of taxes	621	498	(4,391)	633	746
Income (loss) from discontinued operations, net of taxes	69	481	166	126	88
Net income (loss) attributable to CSC common shareholders	$674	$961	$(4,242)	$740	$817
Earnings (loss) per common share:
Basic:
Continuing operations	$4.09	$3.11	$(28.44)	$3.97	$4.80
Discontinued operations	0.47	3.11	1.07	0.82	0.56
	$4.56	$6.22	$(27.37)	$4.79	$5.36
Diluted:
Continuing operations	$4.01	$3.09	$(28.44)	$3.93	$4.73
Discontinued operations	0.46	3.09	1.07	0.80	0.55
	$4.47	$6.18	$(27.37)	$4.73	$5.28

Cash dividend per common share(6)	$0.80	$0.80	$0.80	$0.70	$—

(1)
Fiscal 2013 and prior year amounts have been recast to present discontinued operations for divestments of two businesses in fiscal 2014, and a business that CSC has committed to a plan to sell in fiscal 2014 and is expected to sell in fiscal 2015.

(2)	Fiscal 2012 specified contract charge related to the Company’s contract with the U.K. National Health Service. See Note 21 of the Consolidated Financial Statements.

(3)	Fiscal 2012 settlement charge related to the contract settlement with the federal government. See Note 22 of the Consolidated Financial Statements.

(4)	Fiscal 2012 goodwill impairment charge related to GIS segment and two of the reporting units in the GBS segment. See Note 11 of the Consolidated Financial Statements.

(5)
The Company recorded various out of period adjustments in fiscal 2014, 2013, 2012, 2011 and 2010 that should have been recorded in prior fiscal years. See Note 2 of the Consolidated Financial Statements.

(6)	In fiscal 2011, the Company implemented a regular quarterly dividend.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. This discussion should be read in conjunction with the Company's consolidated financial statements and associated notes as of and for the year ended March 28, 2014.

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

To achieve these objectives, the management discussion and analysis is presented in the following sections:

Overview - includes a description of the Company's business, how it earns revenue and generates cash, as well as a discussion of economic and industry factors, key business drivers, key performance indicators and fiscal 2014 highlights.

Results of Operations - discusses year-over-year changes to operating results for fiscal 2012 through fiscal 2014, describing the factors affecting revenue on a consolidated and reportable segment basis, including new contracts, acquisitions and divestitures and currency impacts, and also describing the factors affecting changes in the Company's major cost and expense categories.

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

During fiscal 2014, the Company continued to focus on its strategy on leading the next-generation of IT services and solutions. CSC has undertaken numerous organizational and operational changes to align the company's leadership, assets, and operating model with this strategy. The new operating model supports the execution of CSC's strategy by facilitating the effective development, sales and support of a portfolio of next-generation offerings for commercial and government clients. The redesigned operating model, which came into effect at the beginning of fiscal 2014, resulted in a change to the Company's reportable segments for fiscal 2014 and going forward.

The Company’s new reportable segments are as follows:

•
Global Business Services (GBS) – GBS provides innovative, high-value technology solutions including consulting, applications services, and software, which address key business challenges within the customer’s industry. GBS strives to help clients understand and exploit industry trends of IT modernization and virtualization of the IT portfolio ( hardware, software, networking, storage and computing assets). GBS has three primary growth engines: end-to-end applications services; value-driven consulting services; and industry aligned next-generation software and solutions. Applications Services optimize and modernize clients' business and technical environments, enabling clients to capitalize on emerging services such as cloud, mobility, and big data within new commercial models such as the "as a Service" and digital economies. The consulting business helps organizations innovate, transform, and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise. The industry software & solutions unit’s vertically-aligned software solutions and process-based intellectual property power mission-critical transaction engines in insurance, banking, healthcare and life sciences, manufacturing and a host of diversified industries. Key competitive differentiators for GBS include its global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Changing business issues such as globalization, fast-developing economies, government regulation, and growing concerns around risk, security, and compliance drive demand for these GBS offerings.

•
Global Infrastructure Services (GIS) – GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers CSC's next-generation Cloud offerings, including Infrastructure as a Service (IaaS), private Cloud solutions, CloudMail and Storage as a Service (SaaS). GIS provides a rich portfolio of standard offerings that have predictable outcomes and measurable results while reducing business risk and operational costs for clients. To provide clients with uniquely differentiated offerings, GIS maintains a select number of key alliance partners to make investments in developing unique offerings and go-to market strategies. This collaboration helps CSC determine the best technology, road map and opportunities to differentiate solutions, expand market reach, augment capabilities, and jointly deliver impactful solutions. GIS seeks to capitalize on the emerging market trend and rebundled IT portfolio on virtualized infrastructure.

•
North American Public Sector (NPS) – NPS delivers IT, mission, and operations-related services to the Department of Defense, civil agencies of the U.S. federal government, as well as other foreign, state and local government agencies. Commensurate with the Company's strategy, NPS is leveraging our commercial best practices and next-generation technologies to bring scalable and more cost-effective IT solutions to government agencies that are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for NPS offerings are driven by evolving government priorities such as: 1) migration to next-generation IT solutions, which includes hybrid cloud infrastructure, application modernization and orchestration, 2) mission intelligence driven by big data solutions, 3) health IT and informatics, and 4) cyber security.

To conform to the new reportable segments, CSC filed a Form 8-K on February 7, 2014 to recast prior period segment information presented in its Form 10-K for the fiscal year ended March 29, 2013. For additional information regarding our business segments, see Note 19 of the Consolidated Financial Statements.

Economic and Industry Factors

The Company's results of operations are impacted by economic conditions generally, including macroeconomic conditions. CSC monitors the macroeconomic conditions, the credit market conditions, and levels of business confidence, and assesses their potential impact on its customers' and its own business. A severe and/or prolonged economic downturn could adversely affect the financial condition and the levels of business activities in the industries and geographies in which CSC operates. This may reduce demand for CSC's services or depress pricing of those services and have a material adverse effect on its new contract bookings and results of operations. Particularly in light of recent economic uncertainty, CSC continues to monitor its costs closely in order to respond to changing conditions and to manage any impact to its results of operations.

The Company's results of operations are also affected by levels of business activity and rates of change in the industries it serves, as well as by the pace of technological change and the type and level of technology spending by its clients. The ability to identify and capitalize on these markets and technological changes early in their cycles is a key driver of CSC's performance.

Revenues are driven by the Company's ability to secure new contracts and to deliver solutions and services that add value to its clients. CSC's ability to add value to clients, and therefore generate revenues, depends in part on its ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

The GBS and GIS segment markets are affected by various economic and industry factors. The economic environment in the regions CSC serves will impact customers' decisions for discretionary spending on IT projects. CSC is in a highly competitive industry which exerts downward pressure on pricing and requires companies to continually seek ways to differentiate themselves through several factors, including service offerings and flexibility. Management monitors industry factors including relative market shares, growth rates, billing rates, staff utilization rates and margins as well as macroeconomic indicators such as interest rates, inflation rates and foreign currency rates.

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

The NPS segment market is also highly competitive and has unique characteristics. All U.S. federal government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the federal government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company generally is reimbursed for its allowable costs through the date of termination and is paid a proportionate amount of the stipulated profit or fee attributable to the work performed. Shifting priorities of the U.S. federal government can also impact the future of projects. Management monitors government priorities and industry factors through numerous industry and government publications and forecasts, legislative activity, budgeting and appropriation processes and by participating in industry professional associations.

The U.S. federal government may terminate almost all of CSC's government contracts and subcontracts either at its convenience or for default based on factors set forth in the Federal Acquisition Regulation. Upon termination for convenience of a fixed-price type contract, our U.S. federal government contracts normally entitle us to receive the purchase price for delivered items, reimbursement for contractual commitments and allowable costs for work-in-process, and a reasonable allowance for profit, although there can also be financial impact resulting from the negotiated contract settlement. Upon termination for convenience of a U.S. federal government cost reimbursable or time and material contract, we normally are entitled to reimbursement of allowable costs plus a fee. Allowable costs generally include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, generally is related to the portion of the work completed prior to termination and is determined by negotiation. See Risk Factor number 19 under Item 1A "Risk Factors" in this Annual Report for further discussion.

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

Fiscal 2014 Highlights

The key operating results for fiscal 2014 include:

•	Revenues decreased $1,197 million, or 8.4%, to $12,998 million compared to fiscal 2013. On a constant currency basis(1), revenues decreased $1,164 million or 8.2%.

•	Operating income(2) increased to $1,322 million as compared to $878 million in fiscal 2013. The operating income margins increased to 10.2% from 6.2% in fiscal 2013.

•	Earnings before interest and taxes(3) (EBIT) increased to $1,041 million as compared to $610 million in fiscal 2013. The EBIT margin increased to 8.0% from 4.3% in fiscal 2013.

•	Income from continuing operations before taxes was $910 million, compared to $449 million in fiscal 2013.

•	Income from discontinued operations, net of taxes was $69 million, compared to $481 million in fiscal 2013.

•	Net income attributable to CSC common shareholders was $674 million, compared to $961 million in fiscal 2013.

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

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Operating (loss) income	$1,322	$878	$(1,383)
Corporate G&A	(263)	(293)	(219)
Interest expense	(147)	(183)	(174)
Interest Income	16	22	38
Goodwill impairment	—	—	(2,745)
Other income, net	(18)	25	(4)
Income (loss) from continuing operations before taxes	$910	$449	$(4,487)

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

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Earnings (loss) before interest and taxes	$1,041	$610	$(4,351)
Interest expense	(147)	(183)	(174)
Interest income	16	22	38
Taxes on income	(289)	49	96
Income (loss) from continuing operations	$621	$498	$(4,391)

•	Diluted earnings per share (EPS) from continuing operations was $4.01 as compared to $3.09 in the prior year.

•	Diluted EPS from discontinued operations was $0.46 as compared to $3.09 in the prior year.

•
In fiscal 2014, the Company recorded restructuring costs of $76 million, of which $46 million related to GBS, $28 million to GIS, and $2 million to NPS. In fiscal 2013, the Company recorded restructuring costs of $264 million, of which $87 million was related to GBS, $142 million to GIS, $13 million to NPS and $22 million to Corporate.

•	The Company announced contract awards(4)(5) of $14.5 billion, including GBS segment awards of $6.1 billion, GIS segment awards of $4.1 billion, and NPS segment awards of $4.3 billion.

•
Total backlog(6) at the end of fiscal 2014 was $30.1 billion, a decrease of $1.7 billion as compared to the backlog at the end of fiscal 2013 of $31.8 billion. Of the total $30.1 billion backlog, $8.2 billion is expected to be realized as revenue in fiscal 2015, and $9.5 billion is not yet funded.

•	Days Sales Outstanding (DSO)(7) was 73 days at March 28, 2014, an improvement from 77 days at March 29, 2013.

•	Debt-to-total capitalization ratio(8) was 42.3% at the end of fiscal 2014, a decrease of 4.1 percentage points from 46.4% at the end of fiscal 2013.

•	Cash provided by operating activities was $1,560 million, as compared to $1,119 million during fiscal 2013.

•	Cash used in investing activities was $566 million, as compared to cash provided of $456 million during fiscal 2013.

•	Cash used in financing activities was $599 million, as compared to $589 million during fiscal 2013.

•	Free cash flow(9) was $689 million, as compared to $264 million in fiscal 2013.

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

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Net cash provided by operating activities	$1,560	$1,119	$1,176
Net cash (used in) provided by investing activities	(566)	456	(1,308)
Acquisitions, net of cash acquired	190	34	374
Business dispositions	(248)	(1,108)	(2)
Short-term investments	(5)	—	(4)
Payments on capital leases and other long-term asset financings	(242)	(237)	(177)
Free cash flow	$689	$264	$59

Results of Operations

Revenues

Revenues for the GBS, GIS, and NPS segments for fiscal 2014, 2013, and 2012 are as follows:

	Twelve Months Ended
	March 28, 2014		March 29, 2013		March 30, 2012
(Amounts in millions)	Amount	Percent Change	Amount	Percent Change	Amount
GBS	$4,414	(10.2)%	$4,917	0.8%	$4,877
GIS	4,613	(2.7)	4,743	(2.0)	4,840
NPS	4,099	(12.1)	4,662	(4.5)	4,880
Corporate	12		13		13
Subtotal	13,138	(8.4)	14,335	(1.9)	14,610
Eliminations	(140)		(140)		(134)
Total Revenue	$12,998	(8.4)%	$14,195	(1.9)%	$14,476

The major factors affecting the percent change in revenues are presented as follows:

Twelve Months Ended March 28, 2014 vs. March 29, 2013	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth (Decline)	Total
GBS	—%	—	(10.2)%	(10.2)%
GIS	0.4	(0.5)%	(2.6)	(2.7)
NPS	0.1%	(0.1)	(12.1)	(12.1)
Cumulative Net Percentage	0.2%	(0.2)%	(8.4)%	(8.4)%

Twelve Months Ended March 29, 2013 vs. March 30, 2012	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth (Decline)	Total
GBS	2.3%	(2.5)%	1.0%	0.8%
GIS	—	(1.9)	(0.1)	(2.0)
NPS	0.5	—	(5.0)	(4.5)
Cumulative Net Percentage	1.0%	(1.5)%	(1.4)%	(1.9)%

The Company's fiscal 2014 revenue decreased $1,197 million as compared to fiscal 2013. This decrease was primarily due to a reduction in net internal revenue of $1,188 million and the adverse impact of foreign currency movement of $33 million, partially offset by $24 million of revenue from acquisitions.

The Company's fiscal 2013 revenue decreased $281 million as compared to fiscal 2012. This decrease was primarily due to a reduction in net internal revenue of $205 million and the adverse impact of foreign currency movement of $217 million, partially offset by $141 million of revenue from acquisitions.

Global Business Services

Fiscal 2014

GBS segment revenue decreased $503 million, or 10.2%, as compared to fiscal 2013. In constant currency, revenue decreased $502 million or 10.2%.

GBS revenue was unfavorably impacted by certain fiscal 2013 revenues that did not recur in fiscal 2014. These principally included revenues from the fiscal 2013 divestiture of the Company's Australian information technology staffing business unit (Paxus) of $216 million (see Note 4 to the Consolidated Financial Statements) and $55 million of milestone revenue realized on the NHS contract during the first quarter of fiscal 2013. In addition, fiscal 2014 GBS revenue was adversely impacted by adjustments of $23 million on certain contracts within the industry software and solutions (IS&S) group and net year-over-year adverse revenue adjustments of $19 million on contracts accounted for under the percentage-of-completion method.

Excluding the effect of the items mentioned above, GBS fiscal 2014 revenue decreased $190 million, or 3.9%, over the prior year. Of the total revenue decrease, $356 million was attributable primarily to GBS' efforts to reposition its consulting business to a partner-led model, and continuing challenging economic conditions and associated business performance, primarily in Australia and in the Central Europe regions. These revenue decreases were partially offset by $157 million of revenue growth on certain existing and new contracts.

During fiscal 2014, GBS had contract awards of $6.1 billion compared to $7.7 billion in fiscal 2013. The fiscal 2014 amount included $1.8 billion of renewals and recompetes, as compared to $2.6 billion in fiscal 2013.

Fiscal 2013

GBS segment revenue increased $40 million, or 0.8%, as compared to fiscal 2012. In constant currency, revenue decreased $163 million, or 3.3%. The twelve-month revenue growth was unfavorably impacted by foreign currency movement in the U.S. dollar of $123 million, or 2.5%, primarily against the euro, the Brazilian real, the British pound and the Australian dollar.

The fiscal 2013 acquisition of iSOFT and AppLabs and the other fiscal 2012 acquisitions provided $115 million, or 2.3%, of the year-over-year revenue increase. Excluding the effect of foreign currency movements and acquisitions, GBS fiscal 2013 revenue decreased $48 million, or 1.0%, compared to the prior year. The increase in GBS net internal revenue includes the impact of the fiscal 2012 adverse revenue adjustment of $204 million associated with the NHS contract charge, which did not recur in fiscal 2013. Excluding the adverse NHS contract revenue charge, GBS fiscal 2013 net internal decreased $156 million or 3.1%.

The decrease in GBS net internal revenue for fiscal 2013, excluding the impact of the adverse fiscal 2012 NHS revenue adjustment, was due to revenue decreases primarily in its applications and consulting businesses, partially offset by increases within its industry software and solutions (IS&S) business.

The year-over-year revenue decrease from the applications business of $191 million comprised mainly a $94 million decline in the Australian staffing business, and a combination of productivity linked savings passed back to the customers in terms of lower rates and exiting from low margin accounts. The decline in the Australian staffing business was due to a combination of a slowdown in its business, prior to its sale, from reduced demand from certain of its key customers, and its sale on January 25, 2013. The revenue decrease of $28 million in the consulting business was due to lower fee rates and utilization on contracts within the European region. The revenue increase within the IS&S business, excluding the impact of the fiscal 2012 NHS contract charge, was $62 million and was primarily due to revenue increases on the NHS contract, excluding the impact of the fiscal 2012 contract charge, which resulted from realizing revenue on a key milestone associated with the Lorenzo Care Management software, deployment of the software at three NHS trust sites, and revenue indexation for fiscal 2013.

GBS revenue increase included $65 million of net favorable adjustments on contracts accounted for under the percentage-of-completion method. Fiscal 2013 revenue included favorable adjustments of $17 million as compared to fiscal 2012 revenue that included adverse adjustments of $48 million.

GBS year-over-year revenue trend was also favorably impacted by $39 million of out of period adjustments. Fiscal 2013 revenue included $13 million of adverse out of period adjustments, whereas fiscal 2012 included $52 million of adverse adjustments (see Notes 2 and 19 to the Consolidated Financial Statements).

During fiscal 2013, GBS had contract awards of $7.7 billion compared to $5.8 billion in fiscal 2012. The fiscal 2013 amount included $2.6 billion of recompetes, as compared to recompetes of $1.3 billion fiscal 2012.

Global Infrastructure Services

Fiscal 2014

GIS segment revenue decreased $130 million, or 2.7%, as compared to fiscal 2013. In constant currency, revenue decreased $102 million, or 2.2%. The unfavorable foreign currency impact was primarily due to unfavorable movement in the U.S. dollar against the Australian dollar, Canadian dollar, and Japanese yen, partially offset by favorable movement in the U.S. dollar against the euro, Danish kroner, and the British pound.

The fiscal 2014 acquisition of ServiceMesh, Inc. provided revenue of $18 million, or 0.4%. Excluding the effect of foreign currency movements and acquisitions, GIS fiscal 2014 revenue decreased $120 million, or 2.6%, compared to the prior year.

The decrease in GIS' net internal revenue for fiscal 2014 of $120 million was primarily a result of reduced revenue of $97 million from contracts that terminated or concluded, reduced revenue of $176 million due to price-downs and restructured contracts. Partially offsetting these decreases was increased net revenue of $153 million from existing contracts.

During fiscal 2014, GIS had contract awards with a total value of $4.1 billion compared to $3.2 billion during fiscal 2013. The fiscal 2014 contract awards included $2.3 billion due to renewals and recompetes, as compared to $1.6 billion of renewals and recompetes in fiscal 2013. One of the industry trends is a shift toward smaller contract awards. The Company is participating in this trend and is winning a higher volume of smaller value deals and a reduced volume of larger deals, which is driving the year-over-year trend in new contract awards.

Fiscal 2013

GIS segment revenue decreased $97 million, or 2.0%, as compared to fiscal 2012. In constant currency, revenue decreased $3 million, or 0.1%. The unfavorable foreign currency impact was primarily due to the movement in the U.S. dollar against the euro, the Danish kroner, and the British pound.

The decrease in GIS' net internal revenue for fiscal 2013 of $3 million was due to reduced revenue of $184 million from contracts that terminated or concluded and reduced revenue of $87 million from existing contracts primarily due to lower pass-through revenue, mostly offset by $268 million of increased revenue from new client engagements acquired in fiscal 2013 or late in fiscal 2012.

The year-over-year change in revenue was favorably impacted by adjustments of $5 million related to contracts accounted for under the percentage-of-completion method, and $28 million of other fiscal 2013 favorable revenue adjustments relating primarily to contract settlements with certain customers.

During fiscal 2013, GIS had contract awards with a total value of $3.2 billion as compared to $8 billion during fiscal 2012. These amounts included $1.6 billion and $4.2 billion of recompetes, respectively. Additionally, the decrease in awards was mainly due to the Company being more selective in its bid and proposal activity, and the awards that were bid on being of shorter duration and, thus, lower total contract value.

North American Public Sector

The Company’s NPS Sector segment revenues were derived from the following sources:

	Twelve Months Ended
	March 28, 2014		March 29, 2013		March 30, 2012
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense(1)(2)	$2,401	(15.7)%	$2,848	(7.3)%	$3,071
Civil agencies(1)(2)	1,497	(6.4)	1,600	1.8	1,571
Other (1)(3)	201	(6.1)	214	(10.1)	238
Total	$4,099	(12.1)%	$4,662	(4.5)%	$4,880

(1)	Certain fiscal 2013 and 2012 amounts were reclassified from Department of Defense to Civil Agencies and Other to conform to current year presentation.

(2)	NPS revenues for fiscal 2013 and 2012 have been adjusted from amounts previously reported to remove the revenue of the discontinued operation. See Note 4 to the Consolidated Financial Statements.

(3)	Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

Fiscal 2014

NPS segment revenue decreased $563 million, or 12.1%, as compared to fiscal 2013. This decline was primarily due to revenue decreases on Department of Defense (DOD) and Civil Agencies (Civil) contracts, of $447 million, or 15.7%, and $103 million, or 6.4%, respectively.

The revenue decreases on DOD contracts comprised of reduced revenue of $169 million on certain contracts with the National Security Agency (NSA), Defense Information Systems Agency (DISA), and other DOD agencies that either had concluded or were winding down. Revenue decreases of $345 million were attributable to a net reduction in tasking on existing contracts, primarily with the U.S. Army, Missile Defense Agency, U.S. Navy and other DOD agencies and were partially offset by net favorable revenue adjustments of $18 million on contracts accounted for under the percentage-of-completion method. These revenue decreases were further offset by increased revenue of $52 million on new contracts with the NSA and the Defense Intelligence Agency (DIA).

Revenue decrease on contracts with Civil Agencies was due to a reduction in scope and tasking on existing contracts of $88 million, primarily on contracts with the Internal Revenue Service, the Department of State and the Department of Health and Human Services (DHHS), and reduced revenue of $91 million due to programs winding down or ending with the Department of Energy, NASA, DHHS, Department of Labor and the Environmental Protection Agency (EPA). These revenue decreases were partially offset by new tasking on existing contracts of $41 million on contracts primarily with the Department of Homeland Security (DHS) and the Department of Transportation and net favorable adjustments of $37 million on contracts accounted for under the percentage-of-completion method primarily with DHS and the Department of State.

While NPS continues to experience reduced contract scopes and reduced tasking, CSC is hopeful that the recent U.S. federal government budget agreement will facilitate rapid decisions and result in an improved procurement environment for our differentiated next-generation offerings.

NPS won contracts of $4.3 billion during fiscal 2014 compared to $3.2 billion during fiscal 2013. These amounts included $2.2 billion and $1.0 billion of renewals, respectively.

Fiscal 2013

NPS segment revenue for fiscal 2013 decreased $218 million, or 4.5%, as compared to fiscal 2012. This decline was mainly due to decreases on its DOD and Civil contracts of $223 million, or 7.3%, and $29 million, or 1.8%, respectively.

The revenue decrease on DOD contracts was comprised of reduced revenue of $96 million on certain contracts with the U.S. Air Force and other DOD agencies that either had concluded or were winding down, and reduced revenue of $65 million due to a net reduction in tasking on existing contracts, primarily with the U.S. Army and the U.S. Navy. The year-over-year revenue trend, however, benefited from the fiscal 2012 adverse adjustment to revenue of $42 million resulting from the settlement on a contract with the U.S. Army, which did not recur.

The revenue decrease on contracts with Civil was primarily due to a net reduction in scope and tasking on existing contracts of $103 million, primarily on contracts with NASA and other Civilian agencies, and reduced revenue of $92 million due to the programs winding down or ending with the Department of State, Department of Commerce, Department of Labor and the Environmental Protection Agency (EPA), along with reduced revenue due to timing of certain contractual milestones of $12 million. These revenue decreases were partially offset by increased revenue of $97 million on contracts with the Department of State and Department of Homeland Security (DHS), which fully ramped up in fiscal 2013.

NPS revenue trend benefited $34 million from adjustments recorded on contracts accounted for under the percentage-of-completion method. Fiscal 2013 had net favorable adjustments of $5 million as compared to $29 million of net adverse adjustments in fiscal 2012.

NPS won new contracts of $3.2 billion during fiscal 2013 as compared to $5.6 billion during fiscal 2012. These amounts included $1.0 billion and $1.4 billion of renewals and recompetes, respectively. The decrease was due to two large awards that occurred in fiscal 2012.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Twelve Months Ended			Percentage of Revenue
Dollars in millions	March 28, 2014	March 29, 2013	March 30, 2012	2014	2013	2012
Costs of services (excludes depreciation and amortization, contract charge, settlement charge, and restructuring costs of $70 (2014), $238 (2013), and $137 (2012))	$9,567	$11,100	$12,181	73.7%	78.2%	84.1%
Costs of services - specified contract charge (excludes amount charged to revenue of $204)	—	—	1,281	—	—	8.8
Costs of services - settlement charge (excludes amount charged to revenue of $42)	—	—	227	—	—	1.6
Selling, general and administrative (excludes restructuring costs of $6 (2014), $26 (2013), and $3 (2012))	1,278	1,176	1,108	9.8	8.3	7.7
Depreciation and amortization	1,018	1,070	1,141	7.8	7.5	7.9
Restructuring costs	76	264	140	0.6	1.9	1.0
Goodwill impairment	—	—	2,745	—	—	19.0
Interest expense, net	131	161	136	1.0	1.1	0.9
Other expense (income), net	18	(25)	4	0.1	(0.2)	—
Total	$12,088	$13,746	$18,963	93.0%	96.8%	131.0%

Costs of Services

Fiscal 2014

Costs of services (COS), excluding depreciation and amortization and restructuring charges, as a percentage of revenue decreased to 73.7% for fiscal 2014 from 78.2% for fiscal 2013. Overall, the fiscal 2014 COS ratio for the Company was favorably impacted by lower headcount resulting from management's restructuring efforts that were directed to align resources to support business needs, including the assessment of management span of control and layers. Lower year-over-year total compensation and overall reduced spending also impacted the COS ratio favorably. In addition, the COS ratio was favorably impacted by certain commercial account management previously engaged in the contract delivery activities (which rolled up under COS) in fiscal 2013, being redirected to focus on sales activities in fiscal 2014.

The GBS ratio for fiscal 2014 benefited from year-over year net favorable cost impact of $50 million, partially offset by net adverse revenue impact of $19 million, due to adjustments on contracts accounted under the percentage-of-completion method.

The GIS COS ratio for fiscal 2014 benefited from the continuing focus on delivery on certain key contracts resulted in better margins including reduced start-up issues on new contracts. This reduction is mainly driven by ongoing operational improvements on focus accounts, the positive effects of restructuring taken over previous periods and the continued focus on cost reductions driven by standardization of products and processes.

The NPS COS ratio for fiscal 2014 benefited from year-over-year net favorable revenue impact of $50 million, partially offset by year-over year net adverse cost impact of $23 million, due to adjustments on contracts accounted under the percentage-of-completion method. Included in the adverse costs adjustments was a favorable cost adjustment in the third quarter of fiscal 2013 of $34 million from a contract settlement with the U.S. government, which did not recur in fiscal 2014.

Fiscal 2013

COS, excluding the specified contract charge, the settlement charge, and the restructuring charges noted above, as a percentage of revenue decreased to 78.2% for fiscal 2013 from 84.1% for fiscal 2012. The year-over-year COS trend was favorably impacted by out of period adjustments of $33 million, which was comprised of $6 million of favorable fiscal 2013 out of period adjustments and $27 million of adverse fiscal 2012 out of period adjustments which did not repeat in fiscal 2013 (see Note 2 to the Consolidated Financial Statements).

The lower GBS COS ratio for fiscal 2013 was primarily due to the fiscal 2012 adverse revenue adjustment of $204 million associated with a contract with the NHS. In addition, the GBS COS ratio was favorably impacted by lower costs within GBS' consulting services due to staff reductions and adversely impacted by a higher COS ratio in the financial services group due to lower revenue. The GBS COS ratio also benefited from by net favorable year-over-year COS and revenue adjustments on contracts accounted for under the percentage-of-completion method, of $48 million and $65 million, respectively.

The lower GIS COS ratio for fiscal 2013 was primarily due to year-over-year operational improvements on contracts which had performance issues in fiscal 2012. The operational improvements were a result of continued focus on troubled accounts, greater focus on cost take out by standardization of products and processes including diagnostics and re-engineering and greater focus on delivery. This year-over-year improvement was illustrated by reduced year-over-year adverse impact of asset impairments of $138 million, net favorable year-over-year adjustments to COS and revenue on contracts accounted for under the percentage-of-completion method of $2 million and $5 million, respectively, and reduced year-over-year impact of transition cost overruns of $16 million. The COS also benefited from operational efficiencies resulting from the implementation of the turnaround strategy, such as improved cost controls, headcount reductions through restructuring, centralized procurement, better discipline around contract management, rationalized organizational spans and layers, and reduced enterprise overhead. These efficiencies are partially offset by costs related to start-up issues on certain new contracts.

The fiscal 2013 NPS COS ratio decreased primarily due to a net favorable year-over-year adjustment to COS of $97 million on contracts accounted for under the percentage-of-completion method. Fiscal 2013 revenue included $54 million of favorable adjustments as compared to fiscal 2012, which had $43 million of adverse adjustments. Of the $97 million,

$94 million related to three contracts, one each with the Department of Labor, U.S. Air Force and the State of North Carolina. The NPS COS ratio also benefited from a $42 million adverse fiscal 2012 revenue adjustment resulting from a contract settlement with the U.S. government that did not recur, and $34 million year-over-year net favorable revenue adjustment on contracts accounted for under the percentage-of-completion method.

Costs of Services – Settlement Charge

During the second quarter of fiscal 2012, the Company reached a settlement agreement with the U.S. government relating to its contract claims asserted under the Contract Disputes Act of 1978 (CDA). Under the terms of the settlement, the Company received $277 million in cash and a five-year extension (four base years plus one option year) with an estimated total contract value of $1 billion to continue to support and expand the capabilities of the systems covered by the original contract scheduled to expire in December 2011. In December 2011, the Company signed the contract modification based on the terms described above. As a result of the settlement, the Company recorded a pre-tax charge of $269 million during the second quarter of fiscal 2012 to write down its claim related assets (claim related unbilled receivables of $379 million and deferred costs of $227 million) to reflect the cash received of $277 million, the estimated fair value of the contract extension of $45 million, and previously unapplied payments of $15 million. Of the pre-tax charge of $269 million, $42 million was recorded as a reduction of revenue and $227 million as a separately itemized charge to cost of services. The fair value of the contract extension was recorded as a contract asset and will be amortized as a reduction of revenue over the four year fixed contract term in proportion to the expected revenues or a straight line basis, whichever is greater. The contract extension contained a Requirements portion and an Indefinite Quantity portion (and is not subject to any minimum values). See Note 22 to the Consolidated Financial Statements for further discussion.

Selling, General and Administrative

Fiscal 2014

Selling, general and administrative (SG&A) expense, excluding the restructuring charges, as a percentage of revenue increased to 9.8% for fiscal 2014 from 8.3% for fiscal 2013. The fiscal 2014 increase was primarily due to management's decision to expand market coverage through a larger dedicated global commercial sales force in line with the overall business strategy surrounding next-generation IT services. As per this strategy, certain account-focused executives in the commercial space, who were previously engaged in the contract delivery activities which rolled up under COS in fiscal 2013, were redirected to focus on sales activities in fiscal 2014. In addition, the Company made new investments in its commercial sales force by making incremental hires of sales personnel. In addition, the SG&A ratio increased due to increased investments in the next-generation offerings. Separately, 0.7% points of the increase in the SG&A ratio was due to reduced fiscal 2014 revenues.

Offsetting the increases in the SG&A ratio described above were benefits from the reduced amount of contingent consideration payable in connection with the ServiceMesh acquisition; total lower compensation expense, excluding the impact of restructuring actions and the sales personnel mentioned above; and reduced bid and proposal spend by NPS.

During the fourth quarter of fiscal 2014, the Company finalized the amount of contingent consideration payable for the ServiceMesh, Inc. acquisition at $98 million. This amount was $21 million lower than the $119 million amount accrued at the end of the third quarter, primarily due to the deferral of revenues related to certain software license sales to periods beyond the specified earn-out measurement period (see Note 3 to the Consolidated Financial Statements). This gain of $21 million was recorded as an offset to general & administrative expenses, which benefited the SG&A ratio.

Corporate general and administrative expenses for fiscal 2014 were $263 million, as compared to $293 million for 2013. The reduction in corporate general and administrative expenses was primarily due to lower net expense on legal settlement, legal expenses on shareholder derivative lawsuits, and legal expenses on SEC investigation of $65 million, partially offset by higher costs associated with the Company's financial transformation project of $19 million, higher stock-based compensation of $16 million.

Fiscal 2013

SG&A expense, excluding the restructuring charges, as a percentage of revenue increased to 8.3% for fiscal 2013 from 7.7% for fiscal 2012. The fiscal 2013 increase was primarily driven by an increase in corporate G&A costs and a higher GIS ratio, partially offset by decreases in NPS and GBS ratios.

The higher GIS ratio was primarily due to the reclassification of $17 million of costs from COS to SG&A in fiscal 2013. In addition, there were higher costs in fiscal 2013 associated with the remediation efforts of investigation findings (see Note 2 of the Consolidated Financial Statements).

The lower GBS ratio was primarily due to the fiscal 2012 adverse revenue adjustment of $204 million associated with a contract with the NHS. The lower ratio was also attributable to a lower run rate within GBS-IS&S due to cost take out activity, including back office integration, and fiscal 2012 acquisition and transition costs of $10 million related to the acquisition of iSOFT, which did not repeat in fiscal 2013.

The lower NPS ratio was primarily due to the cost reduction initiatives and lower bid and proposal costs due to delays in government procurements, fewer opportunities and more selectivity in the bid process towards higher margin targets.

Corporate G&A for fiscal 2013 was $293 million and increased $74 million as compared to the prior year. The higher fiscal 2013 expense was primarily due to accrual of $97.5 million on account of the settlement of the consolidated shareholder securities class action lawsuit (see Note 23 to the Consolidated Financial Statements). This amount was partially offset by $45 million that was recoverable under the Company's corporate insurance policies. In addition, the fiscal 2013 increase was also due to higher professional fees of $20 million primarily associated with the Company's financial transformation, higher internal audit fees of $10 million, and higher stock-based compensation and bonus expense. Partially offsetting the increases in the Corporate G&A was net reduced legal fees associated with the SEC investigation and class action lawsuits due to $45 million of insurance claims that offset the fiscal 2013 legal expenses of $78 million.

Goodwill Impairment

The Company recorded no goodwill impairment for fiscal years 2014 and 2013, but recorded a goodwill impairment charge for $2,745 million for fiscal year 2012.

During fiscal 2014, in addition to its annual goodwill impairment test, the Company conducted interim goodwill impairment assessments at the beginning of the first quarter due to the segment change; during the first quarter, associated with the sale of GBS' flood insurance BPS business; during the second quarter, associated with the sale of NPS' disposal of ATD; and at the end of fiscal 2014. Based on all of these tests, the Company determined that none of its reporting units had an impairment of goodwill and the fair values of all of CSC's reporting units were substantially in excess of their carrying values.

Similarly, during fiscal 2013, in addition to its annual goodwill impairment test, the Company conducted an interim goodwill impairment test during the third quarter associated with GBS' divestiture of its credit services business; and at the end of fiscal 2013. Based on all of these tests, the Company determined that none of its reporting units had an impairment of goodwill and the fair values of all of CSC's reporting units were substantially in excess of their carrying values.

During fiscal 2012, based on the Company's annual goodwill impairment analysis performed at the beginning of the second quarter, it was concluded that fair value was below carrying value for three reporting units: GIS, GBS-Consulting and GBS-IS&S. Management believed that the decline in the estimated fair values of these reporting units was a result of several factors, including uncertainty about the Company's overall value as reflected in CSC's stock price decline over the first half of fiscal 2012, overall decline in the broader stock market as indicated by reduced performance metric multiples at comparable public companies, and decline in forecasted operating performance of these reporting units. During the second quarter of fiscal 2012, the Company recorded its best estimated goodwill impairment charge of $2,685 million, of which $2,074 million related to the GIS reporting unit, $453 million related to the GBS-Consulting reporting unit, and $158 million related to the GBS-IS&S reporting unit. The Company completed its annual impairment test during the third quarter, and recorded an adjustment that reduced the impairment loss recorded in the second quarter by $3 million, to $2,682 million.

At the end of the third quarter of fiscal 2013, CSC determined that the GBS-IS&S reporting unit had several indicators, including the loss of a significant customer, failure to win major bids for new business, developments on the NHS contract and reduction in forecasted earnings, to trigger an interim impairment test. There were no triggering events for the remaining reporting units with goodwill. Based on an interim goodwill impairment test, the Company recorded an additional goodwill impairment charge of $63 million.

At the end of fiscal 2013, based on a qualitative assessment, the Company concluded that there were no impairment triggers present and there was no need for an interim impairment test, and the fair values of all of CSC's reporting units were substantially in excess of their carrying values.

Any adverse change in the business climate or in CSC's operating results could cause to perform additional interim goodwill impairment analyses, prior to the next annual test, which may result in impairment charges.

Depreciation and Amortization

Fiscal 2014

Depreciation and amortization (D&A) as a percentage of revenue increased to 7.8% for fiscal 2014 from 7.5% for fiscal 2013, primarily due to decreased revenues.

Fiscal 2013

D&A as a percentage of revenue decreased to 7.5% for fiscal 2013 from 7.9% for fiscal 2012. The decrease in the fiscal 2013 ratio was driven by decreases in the GIS and GBS segments.

The lower GIS ratio was due to reduced D&A expense as a result of significant impairments of fixed and intangible assets recorded in fiscal 2012, as well as a reduction in capital expenditures in fiscal 2013. The lower GBS ratio was due to the fiscal 2012 adverse revenue adjustment of $204 million associated with the NHS contract, as well due to lower depreciation expense due to certain data center assets associated with the NHS contract coming to the end of their useful lives.

Restructuring Costs

During fiscal 2014, the Company continued its efforts to reduce costs, and therefore engaged in additional workforce and facilities related restructuring, under an overall restructuring plan that first commenced during the fourth quarter of fiscal 2012 (the "Fiscal 2013 Plan").

The fiscal 2014 and fiscal 2013 actions related primarily to reducing headcount in order to align resources to support business needs, including assessment of management span of control and layers, and to further increase the use of lower cost off-shore resources. In contrast, the fiscal 2012 restructuring efforts (the "Fiscal 2012 Plan") were designed primarily to address excess capacity issues and alignment of workforce with current business needs, primarily in the former MSS segment operations in Europe (see Note 20 to the Consolidated Financial Statements).

Total restructuring costs recorded during fiscal 2014, 2013, and 2012 were $76 million, $264 million, and $140 million, respectively. The amounts recorded in fiscal 2014, 2013, and 2012 included $22 million, $22 million and $20 million, respectively, of pension benefit augmentations that were due to certain employees in accordance with legal or contractual obligations and which will be paid out over several years as part of normal pension distributions.

The total fiscal 2014 restructuring costs of $76 million comprised $74 million under the Fiscal 2013 Plan and $2 million under the Fiscal 2012 Plan. The total fiscal 2013 restructuring costs of $264 million comprised $233 million under the Fiscal 2013 Plan and $31 million under the Fiscal 2012 Plan, as compared to total fiscal 2012 restructuring costs of $140 million, all under the Fiscal 2012 Plan.

Income from Discontinued Operations

During fiscal 2014 and 2013, the Company divested certain non-core businesses as a part of its service portfolio optimization initiative to focus on the next-generation technology services. Fiscal 2014 divestitures included, one business divested from within the NPS segment and one business from within the GBS segment. In addition, the Company committed to a plan to sell another business within the GBS segment, which is held-for-sale at the end of fiscal 2014. Fiscal 2013 divestitures included three businesses divested from within the GBS segment. All the fiscal 2014 and fiscal 2013 divestitures have been presented separately as discontinued operations in the Consolidated Statement of Operations, and the prior years' results have been recast to reflect the divested businesses.

The fiscal 2014 income from discontinued operations, net of taxes was $69 million, and included $74 million of gain on disposition, net of taxes from the sale of the businesses. The fiscal 2013 income from discontinued operations, net of taxes was $481 million, and included $417 million gain on disposition, net of taxes. The fiscal 2012 income from discontinued operations, net of taxes was $166 million and included $1 million of gain on disposition, net of taxes (see Note 4 to the Consolidated Financial Statements).

Interest Expense and Interest Income

Fiscal 2014

Interest expense of $147 million in fiscal 2014 decreased $36 million compared to $183 million in fiscal 2013. The lower interest expense was primarily due to lower interest rates on the term notes and credit facility issued during the third quarter of fiscal 2013, replacing the higher rate term notes which were redeemed during the fourth quarter of fiscal 2013. Interest income of $16 million in fiscal 2014 decreased $6 million compared to $22 million in fiscal 2013 due to lower cash balances in jurisdictions with higher interest rates.

Fiscal 2013

Interest expense of $183 million in fiscal 2013 increased $9 million compared to fiscal 2012. The higher interest expense was primarily due to the loss of $19 million associated with the early redemption of the 5.50% and 5.00% Senior Notes due 2013, partially offset by lower interest expense associated with the issuances of new Senior Notes (see Note 13 of the Consolidated Financial Statements). Interest income decreased $16 million to $22 million in fiscal 2013 primarily due to reduced average cash balances outside the U.S., primarily in India, where both the rate of interest and average cash balances are typically higher than other non-U.S. jurisdictions.

Other (Income) Expense, Net

The components of other (income) expense, net for fiscal 2014, fiscal 2013, and fiscal 2012 are:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Foreign currency loss (gain)	$15	$17	$4
Other losses (gains)	3	(42)	—
Total	$18	$(25)	$4

Fiscal 2014

The foreign currency loss decreased by $2 million due to currency rate movements which favorably impacted the Company's hedging program. Reduction in other gains is primarily due to fiscal 2013 gains on the sale of Paxus that did not recur in fiscal 2014.

Fiscal 2013

The foreign currency loss increased $13 million primarily due to movement in the U.S. dollar primarily versus the Indian rupee, which caused a year-over-year increase in mark-to-market charge of $12 million. The other gains were primarily comprised of the $38 million gain on the sale of Paxus, the Australian staffing business.

Taxes

The Company's effective tax rate (ETR) on (loss) income from continuing operations for fiscal years 2014, 2013, and 2012 was 31.8%, (10.9)%, and (2.1)%, respectively. As a global enterprise, our ETR is affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the U.S., legislation, acquisitions, dispositions, and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 12 to the Consolidated Financial Statements. For the tax impact of discontinued operations, see Note 4 to the Consolidated Financial Statements.

In fiscal 2014, the ETR was primarily driven by:

•	The Company recorded a tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR by 1.1%.

•
A net increase in uncertain tax positions across various jurisdictions of $36 million which increased the ETR by 4.1%. The primary drivers of this increase in tax expense were related to various tax issues including transfer pricing and foreign exchange losses.

•	A decrease in the valuation allowance determined on a tax jurisdictional basis due to a shift in the global mix of income which decreased tax expense and the ETR by $35 million and 3.8%, respectively

•
Local income on investment recoveries in certain jurisdictions (i) decreased the valuation allowance and the ETR by $90.6 million and 10.0%, respectively, and (ii) increased the foreign rate differential and ETR by $90.6 million and by 10.0%, respectively.

In fiscal 2013, the ETR was primarily driven by:

•
The Company executed an internal restructuring whereby a significant operating subsidiary was recapitalized. Certain securities issued pursuant to the recapitalization were subsequently sold to a third party. The sale resulted in the recognition of a capital loss of approximately $640 million, which reduced tax expense and the ETR by $248 million and 55.2%, respectively.

•
A valuation allowance recorded for certain of the Company's German subsidiaries related to net operating losses and other net deferred tax assets. The impact to tax expense and the ETR was an increase of $77 million and 17.2%, respectively.

•
An increase in the valuation allowance determined on a tax jurisdictional basis due to several factors including: (i) a shift in the global mix of income which increased tax expense and the ETR by $27.6 million and 6.1%, respectively (ii) capital gains from the sale of certain other assets which decreased tax expense and the ETR by $11.5 million and 2.6%, respectively and (iii) state capital losses and credits not expected to be fully utilized within the carryforward period which increased tax expense and the ETR by $29.6 million and 6.6%, respectively.

•
Local losses on investment write-downs in certain jurisdictions (i) increased the valuation allowance and the ETR by $240.5 million and 53.5%, respectively, and (ii) decreased the foreign rate differential and ETR by $240.5 million and 53.5%, respectively.

As of March 28, 2014, in accordance with ASC 740, "Income Taxes," the Company’s liability for uncertain tax positions was $250 million, including interest of $27 million, penalties of $19 million, and net of tax attributes of $47 million. During the year ended March 28, 2014, the Company had a net reduction in interest of $11 million ($7 million net of tax) and accrued penalties of $2 million.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against deferred tax assets of approximately $1,053 million as of March 28, 2014 due to uncertainties related to the ability to utilize these assets. The valuation allowance is based on historical earnings, estimates of taxable income by jurisdiction and the period over which the deferred tax assets will be recoverable. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. Based on recent earnings in certain jurisdictions there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. Any such adjustment could materially impact the Company's financial position and results of operations.

In May 2013, Finance Bill 2013 received the assent of the President of India and has been enacted as the Finance Act 2013. There are various provisions in the Finance Act, including a tax on the buy-back of shares and an increase in the dividend distribution tax from 16.22% to 16.99%. The Company uses the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our India operations as these earnings are permanently reinvested. While the Company has no plans to do so, events may occur in the future that could effectively force management to change its intent not to repatriate our India earnings. If the Company changes its intent and repatriates such earnings, a dividend distribution tax will be incurred for distributions from India. These additional taxes will be recorded as tax expense in the period in which the dividend is declared.

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

Earnings (Loss) Per Share and Share Base

Fiscal 2014

Earnings (loss) per share (EPS), on a diluted basis, decreased $1.71 to $4.47 in fiscal 2014. This decrease in total diluted EPS was comprised of an increase in EPS from continuing operations of $0.92, more than offset by a decrease in EPS from discontinued operations of $2.63. The $1.71 decrease in total EPS included a $0.14 benefit due to decrease in the weighted average shares outstanding.

The increase in income from continuing operations was primarily a result of the Company's fiscal 2013 cost reduction initiatives, partially offset by an increase in tax expense due to the change in global mix of income and change in valuation allowances. The decrease in income from discontinued operations was due to the gain on disposition, net of taxes, of $417 million recorded in fiscal 2013, that did not repeat in fiscal 2014.

Fiscal 2013

Diluted EPS for fiscal 2013 increased $33.55 to $6.18 from $(27.37) in fiscal 2012. This increase in total diluted EPS was comprised of increase in EPS from continuing operations of $31.53 and increase in EPS from discontinued operations of $2.02.

The increase in EPS from continuing operations was primarily due to the adverse fiscal 2012 charges not recurring in fiscal 2013. These fiscal 2012 charges included goodwill impairment of $2,745 million (see Note 11 to the Consolidated Financial Statements), the NHS contract related charge of $1,485 million (see Note 21 to the Consolidated Financial Statements), the settlement charge of $269 million resulting from settlement of claims with the federal government (see Note 22 to the Consolidated Financial Statements) and reduced impact of net adjustments on contracts accounted for under the percentage-of-completion method (see Note 1 to the Consolidated Financial Statements) and asset impairments (see Note 10 to the Consolidated Financial Statements).

The increase in EPS from discontinued operations was primarily due to the gain, net of taxes of $417 million on the disposition of the U.S. based credit services business and enterprise systems integration business in Malaysia and Singapore (see Note 4 to the Consolidated Financial Statements).

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

In addition to the matters noted above, the SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosures and accounting determinations with respect to the Company's contract with the NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are continuing to respond to SEC questions and to cooperate with the SEC's Division of Enforcement in its investigation of prior disclosures and accounting determinations with respect to the Company's contract with the NHS. The SEC's investigative activities are ongoing.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the Commission file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the Commission that such an action should not be brought. The Company has been availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by the Company Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014 and a supplemental submission on April 9, 2014. The Company, through outside counsel, has been in continuing discussions with the SEC Enforcement Staff concerning a potential resolution of the staff’s investigation involving the Company. However, to date those discussions have not resulted in a resolution. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

Out of Period Adjustments Financial Impact Summary

Cumulative Impact of Out of Period Adjustments

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in fiscal 2014, 2013 and 2012 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments	Fiscal 2013 Adjustments	Fiscal 2014 Adjustments	Total Adjustments
Fiscal 2014	$—	$—	$(2)	$(2)
Fiscal 2013	—	6	4	10
Fiscal 2012	79	7	(6)	80
Prior fiscal years (unaudited)	(79)	(13)	4	(88)

See Note 19 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for fiscal 2014, 2013 and 2012.

Fiscal 2014 Adjustments Financial Impact Summary

During fiscal 2014, the Company identified and recorded net adjustments increasing income from continuing operations before taxes by $2 million that should have been recorded in prior fiscal years. This net impact on income from continuing operations before taxes for fiscal 2014 is comprised of the following:

•	net adjustments decreasing fourth quarter pre-tax income by $1 million primarily resulting from the recognition of impairment charges on abandoned capitalized software costs;

•
net adjustments increasing third quarter pre-tax income by $5 million primarily resulting from the recognition of revenue on previously delivered software products and services and previously delivered outsourcing services, offset by charges to cost of services (COS) relating to previously delivered software productions and services and a margin correction on long-term contracts accounted for under the percentage-of-completion revenue method;

•
net adjustments decreasing second quarter pre-tax income by $11 million primarily resulting from the reversal of revenue due to deferral of revenue for undelivered elements on software contracts lacking vendor specific objective evidence and margin corrections on contracts under percentage of completion accounting, a charge to COS for reversal of previously deferred costs and a charge to selling, general and administrative (SG&A) expense reversing excess capitalization associated with internal systems development; and

•
net adjustments increasing first quarter pre-tax income by $9 million primarily resulting from the corrections of revenues and costs in its GBS segment, correction of payroll expenses within its GBS segment, corrections to record adjustments that were identified late in the close process but not included in the Company's consolidated fiscal 2013 financial statements.

Adjustments recorded during fiscal 2014 that should have been recorded in prior fiscal years decreased net income attributable to CSC common shareholders by $18 million. This decrease is attributable to the tax effect of the adjustments described above, a net $8 million of tax expense resulting from discrete tax items that should have been recorded in prior fiscal years and the effect of income from discontinued operations, net of tax of $2 million. The discrete tax expenses are primarily attributable to a $10 million increase in liabilities for uncertain tax positions associated with a tax restructuring of one of the Company's operating subsidiaries and to the tax effect of the net pre-tax adjustments.

The following table summarizes the cumulative effect on net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2014 under the rollover method. The amounts noted below also include certain adjustments that only impacted quarters (unaudited) within fiscal 2014, but had no net impact on the full year fiscal 2014 results:

	Fiscal 2014
	Quarter Ended
(Amounts in millions)	June 28, 2013	September 27, 2013	December 27, 2013	March 28, 2014	Total
Other adjustments	$(21)	$32	$(12)	$(1)	$(2)
Effect on income from continuing operations before taxes	(21)	32	(12)	(1)	(2)
Taxes on income	14	(4)	—	—	10
Other income tax adjustments	2	9	5	(8)	8
Effect on income from discontinued operations, net of taxes	—	—	(1)	3	2
Effect on net income attributable to CSC common shareholders	$(5)	$37	$(8)	$(6)	$18

Out of period adjustments recorded in fiscal 2014 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 28, 2014 under the rollover method:

	Twelve Months Ended March 28, 2014
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$12,998	$21	$13,019
Costs of services (excludes depreciation and amortization and restructuring costs)	9,567	23	9,590
Selling, general and administrative (excluding restructuring costs)	1,278	—	1,278
Depreciation and amortization	1,018	(2)	1,016
Restructuring costs	76	2	78
Interest expense	147	—	147
Other expense, net	18	—	18
Income from continuing operations before taxes	910	(2)	908
Taxes on income	289	(18)	271
Income from continuing operations	621	16	637
Income from discontinued operations, net of taxes	69	2	71
Net income attributable to CSC common shareholders	674	18	692
EPS – Diluted
Continuing operations	$4.01	$0.11	$4.12
Discontinued operations	0.46	0.01	0.47
Total	$4.47	$0.12	$4.59

The out of period adjustments affecting income from continuing operations before taxes during the twelve months ended March 28, 2014 under the rollover method are related to the following consolidated balance sheet line items:

•	Accounts receivable ($1 million decrease);

•	Prepaid expenses and other current assets ($1 million increase);

•	Software ($2 million decrease);

•	Other assets ($1 million decrease);

•	Property and equipment ($1 million decrease);

•	Accrued payroll and related costs ($8 million decrease);

•	Accrued expenses and other current liabilities ($18 million decrease); and

•	Deferred revenue ($20 million increase).

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2014 is immaterial to the consolidated results, financial position and cash flows for fiscal 2014 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014.

Fiscal 2013 Adjustments Financial Impact Summary

During fiscal 2013, the Company identified and recorded net adjustments decreasing income from continuing operations before taxes by $6 million that should have been recorded in prior fiscal years. This net impact on income from continuing operations before taxes for fiscal 2013 is comprised of the following:

•
net adjustments decreasing fourth quarter pre-tax income by $9 million resulting primarily from the correction of inappropriately capitalized operating costs originating from the Company's GIS segment, a software revenue recognition correction originating from the Company's GBS segment and the correction of understated payroll and related expenses at Corporate;

•
net adjustments decreasing third quarter pre-tax income by $1 million primarily resulting from the correction of useful lives of property and equipment in service at a GIS contract that were inconsistent with established CSC accounting conventions;

•
net adjustments increasing second quarter pre-tax income by $5 million primarily resulting from the correction of accounting errors identified by the Company related to costs incurred under the NHS contract (see below for more discussion of out of period adjustments related to the Company's NHS contract); and

•
net adjustments decreasing first quarter pre-tax income by $1 million primarily resulting from the corrections of fiscal 2012 revenue recognized on a software contract in the Company's GBS segment, corrections of fiscal 2012 restructuring cost accruals originating primarily from the Company's GBS and GIS segments and corrections to record adjustments that were identified late in the close process but not included in the Company's consolidated fiscal 2012 financial statements

Adjustments recorded during fiscal 2013 that should have been recorded in prior fiscal years increased net income attributable to CSC common shareholders by $7 million. This increase is attributable to the tax effect of the adjustments described above and $5 million of tax benefit resulting from discrete tax items that should have been recorded in prior fiscal years. The discrete tax benefits are primarily attributable to the adjustment of the deferred tax liability related to intellectual property assets.

Further adjustments were identified and recorded in fiscal 2014 related to fiscal 2013 that increased the net error reported by $4 million.

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

The following table summarizes the cumulative effect on the fiscal 2013 net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2014 and 2013 under the rollover method. The amounts noted below also include certain adjustments that only impacted quarters (unaudited) within fiscal 2013, but had no net impact on the full year fiscal 2013 results:

	Fiscal 2013
	Quarter Ended
(Amounts in millions)	June 29, 2012	September 28, 2012	December 28, 2012	March 29, 2013	Total
NHS adjustments	$—	$(9)	$—	$—	$(9)
Other adjustments	3	9	—	7	19
Effect on income from continuing operations before taxes	3	—	—	7	10
Taxes on income	(2)	(2)	(4)	(7)	(15)
Other income tax adjustments	(2)	—	(1)	(12)	(15)
Effect on income from discontinued operations, net of taxes	—	—	(28)	26	(2)
Effect on net income attributable to CSC common shareholders	$(1)	$(2)	$(33)	$14	$(22)

Out of period adjustments recorded during fiscal 2014 and 2013 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 29, 2013 under the rollover method:

	Twelve Months Ended March 29, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$14,195	$(2)	$14,193
Costs of services (excludes depreciation and amortization and restructuring costs)	11,100	(13)	11,087
Selling, general and administrative (excludes restructuring costs)	1,176	—	1,176
Depreciation and amortization	1,070	(2)	1,068
Restructuring costs	264	3	267
Interest expense	183	—	183
Other income, net	(25)	—	(25)
Income from continuing operations before taxes	449	10	459
Taxes on income	(49)	30	(19)
Income from continuing operations	498	(20)	478
Income from discontinued operations, net of taxes	481	(2)	479
Net income attributable to CSC common shareholders	961	(22)	939
EPS – Diluted
Continuing operations	$3.09	$(0.13)	$2.96
Discontinued operations	3.09	(0.01)	3.08
Total	$6.18	$(0.14)	$6.04

The out of period adjustments affecting loss from continuing operations before taxes during the twelve months ended March 29, 2013 under the rollover method are related to the following consolidated balance sheet line items:

•	Prepaid expenses and other current assets ($14 million increase);

•	Software ($1 million increase);

•	Outsourcing contract costs ($1 million decrease);

•	Other assets ($5 million decrease);

•	Property and equipment ($4 million decrease);

•	Accrued payroll and related costs ($9 million increase);

•	Accrued expenses and other current liabilities ($9 million increase); and

•	Deferred revenue ($3 million decrease).

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2014 and 2013 is immaterial to the consolidated results, financial position and cash flows for fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014 and 2013.

Fiscal 2012 Adjustments Financial Impact Summary

During fiscal 2012, the Company recorded various pre-tax adjustments that should have been recorded in prior fiscal years. The aggregate fiscal 2012 adjustments increased the loss from continuing operations before taxes by $79 million ($63 million net of tax) and were comprised of $13 million of charges relating to operations in the Nordic region, $23 million of charges relating to the Company's operations in Australia, and $25 million of charges originating from the NHS contract in the Company's GBS segment. Additionally, $16 million and $2 million of charges were recorded in the NPS segment and other operations of the Company, respectively. The fiscal 2012 out of period adjustments primarily related to the Company’s GIS and GBS segments, with $24 million and $39 million of adjustments within GIS and GBS, respectively. Further adjustments were identified and recorded in fiscal 2014 and 2013 related to fiscal 2012 that decreased the net error by $6 million and increased the net error by $7 million, respectively.

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

Certain additional items had been identified related to the NHS contract that could have had an effect on the amount and the allocation of the out of period adjustments for fiscal 2012 and prior fiscal years. These additional items were subject to further investigation and therefore were not recorded in fiscal 2012. See discussion of fiscal 2013 adjustments above for further information regarding the impact of such items.

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

The following table summarizes the cumulative effect on the fiscal 2012 net loss attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2014, 2013, and 2012 under the rollover method. The amounts noted below also include certain adjustments that only impacted quarters (unaudited) within fiscal 2012, but had no net impact on the full year fiscal 2012 results:

	Fiscal 2012
	Quarter Ended
(Amounts in millions)	July 1, 2011	September 30, 2011	December 30, 2011	March 30, 2012	Total
Operating costs inappropriately capitalized	$1	$—	$—	$—	$1
Misapplication of US GAAP	1	(1)	2	(1)	1
Miscellaneous errors	2	7	—	2	11
Total Nordic adjustments	4	6	2	1	13
Operating costs inappropriately capitalized	—	11	—	—	11
Misapplication of US GAAP	—	8	—	1	9
Miscellaneous errors	—	2	2	(2)	2
Total Australia adjustments	—	21	2	(1)	22
NHS adjustments	(2)	(2)	46	(7)	35
NPS adjustments	3	1	(5)	11	10
Other adjustments	2	(10)	1	7	—
Effect on income (loss) from continuing operations before taxes	7	16	46	11	80
Taxes on income	(2)	(4)	(2)	(4)	(12)
Other income tax adjustments	1	14	(9)	(6)	—
Effect on net income (loss) attributable to CSC common shareholders	$6	$26	$35	$1	$68

Out of period adjustments recorded during fiscal 2014, 2013, and 2012 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 30, 2012 under the rollover method:

	Twelve Months Ended March 30, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$14,476	$50	$14,526
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs)	12,181	(28)	12,153
Cost of services - specified contract charge (excludes amount charged to revenue of $204)	1,281	3	1,284
Selling, general and administrative	1,108	2	1,110
Depreciation and amortization	1,141	(1)	1,140
Restructuring costs	140	(5)	135
Interest expense	174	(3)	171
Other expense, net	4	2	6
Loss from continuing operations before taxes	(4,487)	80	(4,407)
Taxes on income	(96)	12	(84)
Loss from continuing operations	(4,391)	68	(4,323)
Income from discontinued operations, net of taxes	166	—	166
Net loss attributable to CSC common shareholders	(4,242)	68	(4,174)
EPS – Diluted
Continuing operations	$(28.44)	$0.44	$(28.00)
Discontinued operations	1.07	—	1.07
Total	$(27.37)	$0.44	$(26.93)

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2014, 2013, and 2012 is immaterial to the consolidated results, financial position and cash flows for fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014, 2013, and 2012.

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

On August 31, 2012, the Company and the NHS entered into a binding interim agreement which was approved by all required U.K. government officials ("interim agreement contract change note" or "IACCN"). The IACCN amended the terms of the parties' then current contract under which the Company has developed and deployed an integrated patient records system using the Company's Lorenzo Regional Care software product. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain financial terms of the IACCN and provided for a change compensation payment by the NHS to the Company on that date in the amount of £10 million ($15 million) net of value added tax in full and final satisfaction of all costs and claims by CSC arising from changes to the Lorenzo software product that CSC delivered up to a certain version of the product. On October 4, 2013, the Company and the NHS finalized a full restatement of the contract through a "revised project agreement" (RPA). The RPA embodies and incorporates the principal terms of the IACCN and such letter agreement, makes certain other changes with respect the Company’s non-Lorenzo product deployments and consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. The RPA has been approved by all required U.K. government officials. Pursuant to the RPA, the parties have agreed to a mutual release of certain accrued claims under the contract through the date of the RPA, October 4, 2013.

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

2.
The IACCN (and as now embodied in the RPA), created pricing and payment terms for the Lorenzo product and new terms under which trusts in the contract's NME region that choose the Lorenzo product can access central funds for its deployment, subject to business case justification and the overall availability of such funding. While the funding is provided by the NHS, there is a far greater degree of interaction with the trusts under the terms agreed in the IACCN (and as now embodied in the RPA), as the Company works with each individual trust to build a business case and seek NHS approval and central funding to proceed.

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

1.
The RPA provides that the NHS will no longer be subject to commitments to purchase additional volumes of non-Lorenzo products and will instead have a committed repurposed fund of the same value in the approximate amount of £47.5 million ($75 million) as of the October 4, 2013 RPA effective date. The NHS may, but has no obligation to, use the repurposed fund to purchase a wide range of services and solutions from CSC under the RPA other than new deployments of Lorenzo products. Except as noted in point 2 below, the existing estate of deployed non-Lorenzo products are not affected by the RPA.

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

The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period. As of March 28, 2014, the amount of deferred costs and deferred revenues was $14 million and $184 million, respectively.

Financial Condition

Cash Flows

Amounts in millions	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net cash from operations	$1,560	$1,119	$1,176
Net cash (used in) provided by investing	(566)	456	(1,308)
Net cash used in from financing	(599)	(589)	(581)
Effect of exchange rate changes on cash and cash equivalents	(6)	(25)	(31)
Net increase (decrease) in cash and cash equivalents	389	961	(744)
Cash and cash equivalents at beginning of year	2,054	1,093	1,837
Cash and cash equivalents at end of year	$2,443	$2,054	$1,093

Operating Cash Flow

Net cash provided by operating activities for fiscal 2014 of $1,560 million increased $441 million as compared to fiscal 2013. During fiscal 2013, the Company received a non-recurring cash inflow of $185 million associated with the NHS contract. Excluding the impact of NHS, net cash provided by operating activities increased $626 million. This increase in net operating cash flow was primarily attributable to $660 million lower pension contributions, $92 million of lower tax payments, $46 million of lower interest payments, lower vendor payments due to cost reductions and lower payroll payments due to reduced headcount. These increases to cash flow were partially offset by lower year-over-year collections from customers.

Net cash provided by operating activities for fiscal 2013 of $1,119 million decreased $57 million as compared to fiscal 2012. The decrease was primarily due to higher pension plan funding of $500 million, restructuring payments of $166 million, and non-recurrence of cash inflow of $277 million received in the third quarter of fiscal 2012 in connection with settlement of claims with the U.S. government. These decreases were partially offset by a year-over-year favorable impact of $450 million associated with the NHS contract as described below, lower payroll-related payments of $340 million reflecting lower headcount, and higher cash collections from customers. The year-over-year favorable cash impact associated with the NHS contract in fiscal 2013 was due to the second quarter receipt of $185 million, $110 million in relation to the settlement agreement (see Note 21 to the Consolidated Financial Statements) and $75 million primarily related to the achievement of a milestone during the first quarter, and non-recurrence of the fiscal 2012 repayment to the NHS of $265 million.

Investing Cash Flow

Net cash used in investing activities for fiscal 2014 of $566 million increased $1,022 million compared to fiscal 2013. The increase is primarily due to lower proceeds from business divestitures and higher payments for business acquisitions.

During fiscal 2014, the Company received an aggregate of $248 million, mostly from the divestitures of its Applied Technology Division and flood-insurance-related business process outsourcing business, compared with $1,108 million net proceeds received from the sale of its credit services business, its Italian consulting and system integration business and its Australian information technology staffing business unit during the prior year. Also, during fiscal 2014, the Company paid an aggregate of $190 million to acquire InfoChimps, Inc. and ServiceMesh, Inc., while during the same period in the prior year, the Company paid $34 million to purchase a privately held entity (see Notes 3 and 4 to the Consolidated Financial Statements).

Net cash provided by investing activities for fiscal 2013 of $456 million increased $1,764 million compared to fiscal 2012. The increase is primarily due to net proceeds of $1,108 million from the fiscal 2013 divestitures (see Note 4 to the Consolidated Financial Statements), less net cash used for purchase of property and equipment and software and payment of outsourcing costs of $324 million, and less cash used for acquisitions of $340 million.

Financing Cash Flow

Net cash used in financing activities in fiscal 2014 was $599 million, an increase of $10 million from fiscal 2013. The increase was primarily due to an increase in cash payments for share repurchases of $238 million and payment of $98 million for the settlement of the contingent consideration related to the Company's acquisition of ServiceMesh, Inc., partially offset by higher net proceeds from borrowings of $149 million, and higher proceeds from stock option exercises of $159 million. The higher net proceeds from borrowings comprised lower repayments on borrowings of $915 million partially offset by lower proceeds from the issuance of new long-term debt of $766 million.

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

Liquidity and Capital Resources

Cash and cash equivalents were $2.4 billion and $2.1 billion at March 28, 2014 and March 29, 2013, respectively. Of the total cash at March 28, 2014, $1.0 billion was held outside of the U.S. as compared to $1.1 billion at March 29, 2013. It is generally management's intent to permanently reinvest earnings of its foreign operations. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes. The Company has no current plans and does not anticipate repatriating some of its cash to the U.S. as taxable dividends. However, if these funds are needed for CSC's U.S. operations, the Company may repatriate some of the cash to the U.S. through settlement of inter-company loans or return of capital distributions in a tax efficient manner. The cash held outside of the U.S. can be used to fund acquisitions, such as the fiscal 2012 acquisitions of iSOFT and AppLabs.

At the end of fiscal 2014, CSC’s ratio of debt to total capitalization was 42.3%, a decrease from 46.4% at the end of fiscal 2013. The decrease in the debt to total capitalization ratio was primarily the result of an increase in total equity of $784 million, arising largely from fiscal 2014 net income of $690 million. The following table summarizes the Company’s debt to total capitalization ratios as of fiscal year end 2014 and 2013:

Amount in millions	March 28, 2014	March 29, 2013
Debt	$2,888	$2,732
Equity	3,944	3,160
Total capitalization	$6,832	$5,892
Debt to total capitalization	42.3%	46.4%

At March 28, 2014, the Company had $681 million of short-term borrowings and current maturities of long-term debt, and $2,207 million of long-term debt. There were no borrowings outstanding against the Company's commercial paper program and no amounts were drawn under the Company's committed revolving credit facility (see Note 13 to the Consolidated Financial Statements).

During the third quarter of fiscal 2014, the Company's subsidiary, Computer Sciences Holdings (UK) Ltd., entered into a £250 million or $413 million (at the March 28, 2014 exchange rates; $408 million on the Consolidated Statement of Cash Flow due to the impact of movement in foreign currency exchange rates) short-term note payable, due December 2014, with a financial institution. The note bears interest at a variable rate based on LIBOR plus a 17 bps margin and is payable quarterly. The note is guaranteed by the Company, and financial covenants associated with the note are largely the same as those associated with the Company's $2.5 billion revolving credit facility described below.

During the third quarter of fiscal 2014, the Company repaid its $250 million term loan due September 2016 (2016 Term Loan) using available cash balances. The Company recorded $1 million as additional interest expense to write-off previously deferred debt issuance expenses associated with the 2016 Term Loan.

During fiscal 2013, the Company had entered into a credit agreement with a bank to sell the Company's interest in a five-year note receivable, due 2018, issued by one of its wholly-owned subsidiary, for a cash consideration of £41 million ($62 million as of March 29, 2013). During the fourth quarter of fiscal 2014, the Company amended its credit agreement with a bank to convert the principal amount of its note payable from GBP to U.S. dollars. The original principal amount of £41 million was thereby converted to $68 million. There were no other changes to the credit agreement.

During the third quarter of fiscal 2014, the Company amended its unsecured $1.5 billion revolving credit facility by expanding its borrowing capacity to $2.5 billion and extending its maturity to January 15, 2019. The terms of the amended $2.5 billion facility allow for borrowings by both CSC and certain of its international subsidiaries within a $2.0 billion sub-limit for borrowings denominated in U.S. dollar, euros and pound sterling, and a $0.5 billion sub-limit for borrowings denominated in U.S. dollar, euros, pounds sterling, Japanese yen, Australian dollar and Singapore dollar. The amended credit facility also provides, on an uncommitted basis, that the aggregate amount of the facility may be increased to up to $3 billion. The amended facility has a lower interest margin on drawn amounts and provides for lower commitment fees on undrawn amounts than the prior credit facility. The Company incurred costs of $4 million related to amendment and expansion of the credit facility. These costs have been deferred and will be amortized over the term of the facility. There were no borrowings outstanding against the $2.5 billion and $1.5 billion credit facilities, as of March 28, 2014 and March 29, 2013, respectively.

The Company's committed revolving line of credit of $2.5 billion serves as liquidity support for the Company's commercial paper program. Both the revolving credit facility and the term loan credit facility require the Company to maintain certain financial covenants and the Company was in compliance with these requirements as of March 28, 2014.

On December 13, 2010, CSC's Board of Directors approved a share repurchase program authorizing up to $1.0 billion in share repurchases of the Company's outstanding common stock (2011 Repurchase Program). The timing, volume, and nature of future share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC's Board of Directors has not established an end date for the 2011 Repurchase Program. During fiscal 2014, the Company repurchased 9.8 million shares of its common stock at an aggregate cost of $505 million in open market purchases, of which $499 million was paid in cash and the remainder accrued.

In fiscal 2014, the Company continued paying quarterly cash dividends to its common stockholders. During the year, cash dividends of $0.80 per share, or approximately $119 million, were paid out. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Board of Directors.

Liquidity Risk

The Company’s total liquidity comprises cash and cash equivalents plus borrowing available under its credit facility. As of March 28, 2014, the Company’s total liquidity was approximately $4.9 billion, consisting of $2.4 billion of cash and the full $2.5 billion available under the 2015 credit facility. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and from available borrowings under the Company's undrawn credit facilities. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to issue additional debt or equity with acceptable terms in the future.

As noted above, the Company holds $954 million of cash outside of the U.S. Should the Company repatriate any portion of this cash as dividends, it would be required to accrue and pay additional U.S. taxes.

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

During March 2014, S&P and Fitch, two of the three major rating agencies that rate the Company's debt, took ratings actions. S&P raised their underlying rating from BBB to BBB+ with no change to the outlook assessment of "stable". Fitch raised the outlook from "stable" to "positive" with no change to the underlying rating.

The most recent ratings and outlooks issued by Moody's, S&P and Fitch are described in the table below:

Rating Agency	Rating	Outlook	Short Term Ratings *
Fitch	BBB	Positive	-
Moody's	Baa2	Stable	-
S&P	BBB+	Stable	A-2

* The Company elected to suspend its commercial paper program; as a result, the rating agencies withdrew their short-term ratings (S&P's rating was withdrawn on April 14, 2014).

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

Off Balance Sheet Arrangements

As of March 28, 2014, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

The following table summarizes the expiration of the surety bonds and letters of credit associated with the Company’s performance guarantees and expiration of the stand-by letters of credit used in lieu of cash, outstanding as of March 28, 2014 (see Note 23 of the Consolidated Financial Statements):

(Amounts in millions)	Fiscal 2015	Fiscal 2016	Fiscal 2017 & thereafter	Total
Surety bonds	$21	$—	$—	$21
Letters of credit	42	4	36	82
Stand-by letters of credit	68	—	12	80
Total	$131	$4	$48	$183

The following table summarizes the Company’s future payments, excluding the effects of time value, on contractual obligations by period as of March 28, 2014:

(Amounts in millions)	1 year or less	1-3 years	3-5 years	More than 5 years	Total
Debt (1)	$503	$382	$989	$503	$2,377
Interest and preferred dividend payments (2) (3)	95	175	106	79	455
Capitalized lease liabilities	227	266	83	114	690
Operating leases	219	273	109	39	640
Minimum purchase obligations	487	757	182	7	1,433
Total	$1,531	$1,853	$1,469	$742	$5,595
(1) Includes scheduled principal payments and mandatory redemption of preferred stock of a consolidated subsidiary. Excludes capitalized lease liabilities.
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

During fiscal 2015, the Company expects to make contributions of approximately $91 million to pension and $4 million to postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2015 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. During fiscal 2014, pension and other pension benefits contributions amounted to $94 million, a decrease of $660 million from $754 million in fiscal 2013. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 14 to the Consolidated Financial Statements for further discussion.

Dividends

During fiscal 2014, quarterly dividends declared aggregated to $0.80 per share or $118 million. Of the total dividends declared, $29 million was declared but unpaid at March 28, 2014, and was paid on April 17, 2014.

On May 8, 2014, CSC’s Board of Directors approved a 15% increase to the Company’s quarterly common stock dividend to $0.23 per share.

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

Percentage-of-completion method

Certain software development projects, all long-term construction-type contracts, and certain contracts with the U.S. federal government require the use of estimates at completion in the application of the percentage-of-completion accounting method, whereby the determination of revenues and costs on a contract through its completion can require significant judgment and estimation. Under this method, and subject to the effects of changes in estimates, we recognize revenue using an estimated margin at completion as contract milestones or other input or output-based measures are achieved. This can result in costs being deferred as work in process until contractual billing milestones are achieved. Alternatively, this can result in revenue recognized in advance of billing milestones if output-based or input-based measures are achieved. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 19% of the Company's revenues.

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

Capitalization of software development costs

We capitalize certain costs incurred to develop commercial software products to be sold, leased or otherwise marketed after establishing technological feasibility and we capitalize costs to develop or purchase internal-use software. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment.

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

For internal-use software, the appropriate amortization period is based on estimates of our ability to utilize the software on an ongoing basis. To assess the recoverability of capitalized software costs, we consider estimates of future revenue, costs and cash flows. Such estimates require assumptions about future cash inflows and outflows, and are based on the experience and knowledge of professional staff. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.

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

Assumptions related to purchase accounting and goodwill

We account for acquisitions using the acquisition method of accounting. This method requires us to estimate the fair values of the assets acquired, including for the acquired intangible assets such as customer-related intangibles, the liabilities assumed, and contingent consideration, if any. Liabilities assumed may include litigation and other contingency reserves existing at the time of acquisition, and require judgment in ascertaining the related fair values. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities. Such appraisals are based on significant estimates provided by the Company, such as forecasted revenues or profits utilized in determining the fair value of contract-related acquired intangible assets or liabilities. Additional information obtained during the allocation period, not to exceed one year, related to the acquisition date fair value of acquired assets and liabilities may result in changes to the recorded values of acquired assets and liabilities, resulting in an offsetting adjustment to the goodwill associated with the business acquired. Any adjustment to the fair value of contingent consideration is recorded in earnings. Significant changes in assumptions and estimates subsequent to completing the allocation of the purchase price to the assets and liabilities acquired, as well as differences in actual and estimated results, could result in material impacts to earnings.

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

The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension and postretirement plan assets. The assumption for the expected long-term rate of return on plan assets is selected by taking into account the asset mix of the plan and other factors. Please see Note 14 to the Consolidated Financial Statements for more details. The weighted-average of the expected long-term rate of return, for all pension plans, on plan assets utilized for the fiscal 2014 and 2013 pension plan valuations was 6.7% and 6.2%, respectively. Holding all other assumptions constant, a one-half percentage increase or decrease in each of the assumed rates of return on plan assets would have decreased the fiscal 2014 net periodic pension cost by approximately $28 million, or increased it by approximately $26 million, respectively.

An assumed discount rate is required to be used in each pension and postretirement plan actuarial valuation. The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for our pension and postretirement plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2014 net periodic pension cost was 4.3% compared to 4.7% used for fiscal 2013. Holding all other assumptions constant, a one-half percent increase or decrease in each of the assumed discount rates would have decreased the fiscal 2013 net periodic pension cost by approximately $10 million, or increased it by approximately $9 million, respectively. Some portion of the increase or decrease would be moderated by cost-reimbursable contracts.

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

During fiscal 2014, CSC entered into multiple interest rate swaps to hedge the fair value of $275 million of its 4.45% term notes due September 2022, which effectively converted the debt into floating interest rate debt. These swaps are designated as fair value hedges and are being accounted for in accordance with the shortcut method under FASB ASC Topic 815. At March 28, 2014, the fair value of these derivatives was an asset of $3 million, and is included in other assets line on the Company's Consolidated Balance Sheet (see Notes 8 and 13 of the Consolidated Financial Statements).

A 10% increase in interest rates would have a negative impact of approximately $1 million and a 10% decrease in interest rates would have a positive impact of approximately $1 million on the annual interest expense related to the Company's interest rates swaps corresponding to the 4.45% term notes.

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

During fiscal 2014, approximately 40.2% of the Company’s revenue was generated outside of the U.S. The Company uses a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue and earnings. For the year ended March 28, 2014, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would have impacted revenue by approximately 4%, or $522 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4%, or $522 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by approximately $67 million for the year ended March 28, 2014. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

As of March 28, 2014, the Company had approximately $954 million of cash and cash equivalents outside of the U.S. The Company had no borrowings outstanding under committed lines of credit with foreign banks as of March 28, 2014 and March 29, 2013.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm	63
Consolidated Balance Sheets as of March 28, 2014 and March 29, 2013	64
Consolidated Statements of Operations for the Twelve Months Ended March 28, 2014, March 29, 2013, and March 30, 2012	65
Consolidated Statements of Comprehensive Income (Loss) for the Twelve Months Ended March 28, 2014, March 29, 2013, and March 30, 2012	66
Consolidated Statements of Cash Flows for the Twelve Months Ended March 28, 2014, March 29, 2013, and March 30, 2012	67
Consolidated Statements of Changes in Equity for the Twelve Months Ended March 28, 2014, March 29, 2013, and March 30, 2012	68

Notes to Consolidated Financial Statements
Note 1–Summary of Significant Accounting Policies	69
Note 2–Investigations and Out of Period Adjustments	78
Note 3–Acquisitions	87
Note 4–Divestitures	92
Note 5-Earnings Per Share	94
Note 6–Receivables	94
Note 7–Fair Value	95
Note 8–Foreign Currency Derivative Instruments	96
Note 9-Property Plant and Equipment	98
Note 10–Intangible Assets	98
Note 11–Goodwill	99
Note 12–Income Taxes	102
Note 13–Debt	108
Note 14–Pension and Other Benefit Plans	110
Note 15–Stockholders' Equity	124
Note 16–Stock Incentive Plans	126
Note 17-Cash Flows	130
Note 18–Other (Income) Expense, Net	131
Note 19–Segment and Geographic Information	131
Note 20-Restructuring Costs	135
Note 21-Contract with the U.K. National Health Service	137
Note 22-Settlement of Claims with U.S. Government	139
Note 23–Commitments and Contingencies	140
Note 24–Subsequent Events	146

Selected Quarterly Financial Data (Unaudited)	147

Schedule

Schedule II, Valuation and Qualifying Accounts for the years ended March 28, 2014, March 29, 2013, and March 30, 2012	149

Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Computer Sciences Corporation
Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and subsidiaries (the "Company") as of March 28, 2014 and March 29, 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity for each of the three fiscal years in the period ended March 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and subsidiaries as of March 28, 2014 and March 29, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 28, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
May 22, 2014

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Amounts in millions)	March 28, 2014	March 29, 2013

Current assets:
Cash and cash equivalents	$2,443	$2,054
Receivables, net of allowance for doubtful accounts of $48 (2014) and $48 (2013)	2,759	3,199
Prepaid expenses and other current assets	426	420
Total current assets	5,628	5,673
Intangible and other assets:
Software, net of accumulated amortization of $1,680 (2014) and $1,523 (2013)	650	611
Outsourcing contract costs, net of accumulated amortization of $1,038 (2014) and $968 (2013)	427	505
Goodwill, net	1,667	1,516
Other assets	986	762
Total intangible and other assets	3,730	3,394
Property and equipment, net of accumulated depreciation of $3,620 (2014) and $3,467 (2013)	2,031	2,184
Total Assets	$11,389	$11,251

Current liabilities:
Short-term debt and current maturities of long-term debt	$681	$234
Accounts payable	394	373
Accrued payroll and related costs	592	653
Accrued expenses and other current liabilities	1,094	1,425
Deferred revenue and advance contract payments	624	630
Income taxes payable and deferred income taxes	77	34
Total current liabilities	3,462	3,349

Long-term debt, net of current maturities	2,207	2,498
Income tax liabilities and deferred income taxes	557	501
Other long-term liabilities	1,219	1,743
Commitments and contingencies
CSC stockholders’ equity:
Preferred stock par value $1 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, par value $1 per share; authorized 750,000,000; issued 154,720,451 (2014) and 158,984,279 (2013)	155	159
Additional paid-in capital	2,304	2,167
Earnings retained for use in business	2,770	2,564
Accumulated other comprehensive loss	(898)	(1,354)
Less: common stock in treasury, at cost, 9,149,009 (2014) and 8,819,517 (2013)	(418)	(401)
Total CSC stockholders’ equity	3,913	3,135
Noncontrolling interest in subsidiaries	31	25
Total Equity	3,944	3,160
Total Liabilities and Equity	$11,389	$11,251

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(Amounts in millions, except per-share amounts)	March 28, 2014	March 29, 2013	March 30, 2012

Revenues	$12,998	$14,195	$14,476

Costs of services (excludes depreciation and amortization, contract charge, settlement charge, and restructuring costs of $70 (2014), $238 (2013), and $137 (2012))	9,567	11,100	12,181
Costs of services - specified contract charge (excludes amount charged to revenue of $204)	—	—	1,281
Costs of services - settlement charge (excludes amount charged to revenue of $42)	—	—	227
Selling, general and administrative (excludes restructuring costs of $6 (2014), $26 (2013), and $3 (2012))	1,278	1,176	1,108
Depreciation and amortization	1,018	1,070	1,141
Goodwill impairment	—	—	2,745
Restructuring costs	76	264	140
Interest expense	147	183	174
Interest income	(16)	(22)	(38)
Other expense (income), net	18	(25)	4
Total costs and expenses	12,088	13,746	18,963

Income (loss) from continuing operations before taxes	910	449	(4,487)
Tax expense (benefit) on income	289	(49)	(96)
Income (loss) from continuing operations	621	498	(4,391)
Income from discontinued operations, net of taxes	69	481	166
Net income (loss)	690	979	(4,225)
Less: net income attributable to noncontrolling interest, net of tax	16	18	17
Net income (loss) attributable to CSC common stockholders	$674	$961	$(4,242)

Earnings (loss) per share
Basic:
Continuing Operations	$4.09	$3.11	$(28.44)
Discontinued Operations	0.47	3.11	1.07
	$4.56	$6.22	$(27.37)
Diluted:
Continuing Operations	$4.01	$3.09	$(28.44)
Discontinued Operations	0.46	3.09	1.07
	$4.47	$6.18	$(27.37)

Cash Dividend per common share	$0.80	$0.80	$0.80

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012

Net income (loss)	$690	$979	$(4,225)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (expense) of $(2), $(12), and $(1) in fiscal 2014, 2013, and 2012	(73)	(83)	(124)
Pension and other postretirement benefit plans, net of tax:
Net actuarial gain (loss), net of tax (expense) benefit of $(76), $38, and $150 in fiscal 2014, 2013 and 2012	227	(260)	(323)
Prior service credit (cost), net of tax (expense) benefit of $0, $(8), and $6 in fiscal 2014, 2013, and 2012	265	19	(4)
Amortization of transition obligation, net of tax expense of $0 for fiscal 2014, 2013, and 2012	1	1	2
Amortization of prior service cost, net of tax benefit of $1, $0, and $1 in fiscal 2014, 2013, and 2012	(4)	(1)	(2)
Amortization of net actuarial gain, net of tax (expense) of $(26), $(25), and $(20) in fiscal 2014, 2013, and 2012	66	58	45
Foreign currency exchange (loss) gain, net of tax benefit (expense) of $1, $(8), and $(1) in fiscal 2014, 2013, and 2012	(8)	(14)	3
Pension and other postretirement benefit plans, net of tax	547	(197)	(279)
Other comprehensive income (loss), net of tax	474	(280)	(403)

Comprehensive income (loss)	1,164	699	(4,628)
Less: comprehensive income (loss) attributable to noncontrolling interest	21	(1)	17
Comprehensive income (loss) attributable to CSC common stockholders	$1,143	$700	$(4,645)

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net income (loss)	$690	$979	$(4,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,018	1,070	1,141
Goodwill impairment	—	—	2,745
Specified contract charge	—	—	1,485
Settlement charge	—	—	269
Stock-based compensation	73	49	36
Deferred taxes	75	112	(116)
(Gain) loss on dispositions	(73)	(797)	30
Provision for losses on accounts receivable	4	18	18
Excess tax benefit from stock based compensation	(8)	(3)	(2)
Unrealized foreign currency exchange gain	(29)	(37)	(8)
Impairment losses and contract write-offs	3	9	156
Cash surrender value in excess of premiums paid	(8)	(10)	(7)
Other non-cash charges, net	55	64	71
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	168	55	232
(Increase) decrease in prepaid expenses and other current assets	(40)	22	(210)
Decrease in accounts payable and accrued expenses	(449)	(690)	(67)
Increase (decrease) in income taxes payable and income tax liability	112	39	(137)
Increase (decrease) in advanced contract payments and deferred revenue	2	270	(247)
Other operating activities, net	(33)	(31)	12
Net cash provided by operating activities	1,560	1,119	1,176

Cash flows from investing activities:
Purchases of property and equipment	(420)	(395)	(569)
Payments for outsourcing contract costs	(71)	(115)	(179)
Payments for acquisitions, net of cash acquired	(190)	(34)	(374)
Proceeds from business dispositions	248	1,108	2
Software purchased and developed	(197)	(162)	(227)
Proceeds from sale of property and equipment	38	32	11
Other investing activities, net	26	22	28
Net cash (used in) provided by investing activities	(566)	456	(1,308)

Cash flows from financing activities:
Borrowings under lines of credit and short-term debt	439	128	140
Repayment of borrowings under lines of credit	—	(169)	(120)
Borrowing on long-term debt, net of discount	—	1,077	—
Principal payments on long-term debt	(492)	(1,238)	(485)
Proceeds from stock options and other common stock transactions	214	55	15
Excess tax benefit from stock based compensation	8	3	2
Repurchase of common stock and acquisition of treasury stock	(521)	(283)	—
Dividend payments	(119)	(124)	(124)
Payment of contingent consideration	(98)	—	—
Other financing activities, net	(30)	(38)	(9)
Net cash used in financing activities	(599)	(589)	(581)
Effect of exchange rate changes on cash and cash equivalents	(6)	(25)	(31)
Net increase (decrease) in cash and cash equivalents	389	961	(744)
Cash and cash equivalents at beginning of year	2,054	1,093	1,837
Cash and cash equivalents at end of year	$2,443	$2,054	$1,093
(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 1, 2011	162,873	$163	$2,120	$6,296	$(690)	$(385)	$7,504	$56	$7,560
Net (loss) income				(4,242)			(4,242)	17	(4,225)
Other comprehensive loss					(403)		(403)		(403)
Stock-based compensation expense			36				36		36
Acquisition of treasury stock						(5)	(5)		(5)
Stock option exercises and other common stock transactions	847	1	12				13		13
Cash dividends declared				(124)			(124)		(124)
Noncontrolling interest distributions and other								(18)	(18)
Balance at March 30, 2012	163,720	$164	$2,168	$1,930	$(1,093)	$(390)	$2,779	$55	$2,834
Net income				961			961	18	979
Other comprehensive loss					(261)		(261)	(19)	(280)
Stock-based compensation expense			48				48		48
Acquisition of treasury stock						(11)	(11)		(11)
Share repurchase program	(6,708)	(7)	(94)	(204)			(305)		(305)
Stock option exercises and other common stock transactions	1,972	2	45				47		47
Cash dividends declared				(123)			(123)		(123)
Noncontrolling interest distributions and other								(29)	(29)
Balance at March 29, 2013	158,984	$159	$2,167	$2,564	$(1,354)	$(401)	$3,135	$25	$3,160
Net income				674			674	16	690
Other comprehensive income					469		469	5	474
Stock-based compensation expense			71				71		71
Acquisition of treasury stock						(17)	(17)		(17)
Share repurchase program	(9,773)	(10)	(145)	(350)			(505)		(505)
Stock option exercises and other common stock transactions	5,510	6	211				217		217
Cash dividends declared				(118)			(118)		(118)
Adjustments from business disposition					(13)		(13)	9	(4)
Noncontrolling interest distributions and other							—	(24)	(24)
Balance at March 28, 2014	154,721	$155	$2,304	$2,770	$(898)	$(418)	$3,913	$31	$3,944

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

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

Effective at the beginning of fiscal 2014, the Company began operating under new reportable segments: Global Business Services (GBS), Global Infrastructure Services (GIS), and North American Public Sector (NPS) (see Note 19). All prior period segment disclosures have been recast from those presented in the previously filed Form 10-K to reflect the Company's change in reportable segments.

The Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, and related notes, for the fiscal years ended March 29, 2013 and March 30, 2012 have been recast from those presented in the previously filed Form 10-K to reflect discontinued operations of two businesses sold during fiscal 2014, as well as the business that CSC has committed to a plan to sell (see Note 4).

The Consolidated Balance Sheet for the year ended March 29, 2013 has not been recast to reflect the assets and liabilities divested as a result of the two fiscal 2014 discontinued operations. The Consolidated Statements of Cash Flows for all the fiscal years presented include both continuing and the discontinued operations.

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

The Company's income (loss) from continuing operations, before taxes and noncontrolling interests, and diluted earnings per share (EPS) from continuing operations included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method for the fiscal years presented:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
(Amounts in millions), except per share data	March 28, 2014	March 29, 2013	March 30, 2012
Gross favorable	$125	$142	$58
Gross unfavorable (1)	(50)	(122)	(289)
Total net adjustments, before taxes and noncontrolling interests (2)	$75	$20	$(231)

Impact on diluted EPS from continuing operations	$0.31	$(0.10)	$(1.30)

(1) Fiscal 2012 does not include the contract charge related to the Company’s contract with the NHS of $1,485 million (see Note 21).

(2)	Quarterly changes in estimated profitability on the same fixed price contract are disclosed gross as either favorable or unfavorable.

Revenue Recognition

The Company's primary service offerings are information technology (IT) outsourcing, other professional services, or a combination thereof. Revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured. For non-software arrangements that include multiple-elements, revenue recognition involves the identification of separate units of accounting after consideration of combining and/or segmenting contracts and allocation of the arrangement consideration to the units of accounting on the basis of their relative selling price. Revenue under such contracts is recognized based upon the levels of services delivered in the periods in which they are provided. Upfront fees billed for the contract set-up include configuring hardware to new service levels, consolidating and migrating customer architecture from physical to virtual servers, and establishing disaster recoverability capability. These activities do not qualify as separate units of accounting and they are deferred until service commencement and recognized ratably over the period of performance during the period in which CSC provides the related service, which is the life of the contract. Costs are expensed as incurred, except for direct and incremental set-up costs that are capitalized and amortized on a straight-line basis over the life of the contract (see Outsourcing Contract Costs below). See the section below regarding software transactions that include multiple elements.

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

Under the percentage-of-completion method, progress towards completion is measured based on either achievement of specified contract milestones, costs incurred as a proportion of estimated total costs, or other measures of progress when available. Profit in a given period is reported at the estimated profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables, the deferral of costs as work in process, or deferral of profit on these contracts. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 18.7% of the Company's revenues for fiscal 2014. Management regularly reviews project profitability

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses at completion, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized.

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

CSC utilizes actuarial methods to measure the benefit obligations and net periodic pension cost/(income) for its pension and other postretirement benefit plans. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, mortality rates, rates of compensation increases, and medical cost trend rates. Company management evaluates these assumptions annually and updates assumptions as necessary.

Net actuarial gains or losses are amortized to expense in future periods when they exceed ten percent of the greater of the plan assets or projected benefit obligations by benefit plan. The excess of gains or losses over the ten percent

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

threshold are subject to amortization over the average future service period for employees of plans that are predominately active, or over the average life expectancy of all participants for plans that are predominately inactive or frozen to new accruals. Most of CSC's pension liabilities are frozen to new accruals.

The fair value of assets are determined based on the prevailing market prices or estimated fair value of investments when quoted prices are not available.

Software Development Costs

The Company capitalizes costs incurred to develop commercial software products to be sold, leased or otherwise marketed after establishing technological feasibility until such time the software products are available for general release to customers. Costs incurred to establish technological feasibility are charged to expense as incurred. Enhancements to software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Amortization of capitalized software development costs is determined separately for each software product. Annual amortization expense is calculated based on the greater of the ratio of current gross revenues for each product to the total of current and anticipated future gross revenues for the product or the straight-line amortization method over the estimated economic life of the product.

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

The Company capitalizes costs incurred to develop internal-use computer software during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal and external costs incurred in connection with development of upgrades or enhancements that result in additional functionality are also capitalized. Capitalized costs associated with internal-use software are amortized on a straight-line basis over the estimated useful life of the software. Purchased software is capitalized and amortized over the estimated useful life of the software. Internal-use software assets are evaluated for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company provides different forms of stock-based compensation to its employees and non-employee directors. This includes stock options and restricted stocks units (RSUs), including performance shares units (PSUs). The fair value of the awards is determined on the grant date, based on the Company's closing stock price. For awards settled in shares, the Company recognizes compensation expense based on the grant-date fair value net of estimated forfeitures over the vesting period. For awards settled in cash, the Company recognizes compensation expense based on the fair value at each reporting date net of estimated forfeitures.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted. The expected term is calculated based on the Company’s historical experience with respect to its stock plan activity in combination with an estimate of when vested and unexercised option shares will be exercised. The expected term of options is based on the two separate job tier classifications, which have distinct historical exercise behavior. The risk-free interest rate is based on the zero-coupon interest rate of U.S. government issued Treasury strips with a period commensurate with the expected term of the options. Expected volatility is based on a blended approach, which uses an equal weighting of implied volatility and historical volatility. However, beginning with the first quarter of fiscal 2012, the historical volatility calculation was based on the Company’s six-year and seven-year historical daily closing price, rather than the ten-year historical used in prior periods, in order to bring this factor more closely into alignment with the expected terms of the stock options. The dividend yield assumption was added concurrent with the introduction of a cash dividend in fiscal 2011 and is based on the respective fiscal year dividend payouts. The Company periodically evaluates its significant assumptions used in the fair value calculation.

Acquisition Accounting and Goodwill

When the Company acquires a controlling financial interest through a business combination, CSC uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the fair value of the acquired assets and assumed liabilities, is recognized as goodwill.

If the initial accounting for an acquisition is incomplete by the end of the reporting period in which it occurs, the Company reports provisional amounts for the items for which the accounting is incomplete. During the measurement period - no longer than one year from the date of the acquisition - the Company retroactively adjusts the provisional amounts recognized at the acquisition date if CSC obtains new information about facts and circumstances that existed as of the acquisition date that, if known, would have changed the measurement of the amounts originally recognized. Any measurement adjustments to the acquired assets or the assumed liabilities are recorded with a corresponding adjustment to goodwill.

Acquired in-process research and development intangible assets (IPR&D) are initially capitalized at fair value as intangible assets with indefinite lives and are assessed for impairment thereafter. When a specific project within acquired IPR&D is completed, the corresponding amount of acquired IPR&D is reclassified as an amortizable intangible asset and is amortized over the asset's estimated useful life.

For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability, if needed, to fair value each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as operating income or expense.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition-related expenses costs are recognized separately from the business combination and are expensed as incurred. The results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include, among other things: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the disposal of a significant component of a reporting unit; and the testing for recoverability of a significant asset group within a reporting unit.

The goodwill impairment test initially involves the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not, then the subsequent two-step process is not required. However, the Company has the option to bypass this initial qualitative assessment for its annual test and proceed directly to step one of the two-step process for one or more of its reporting units. If the Company determines that it is more likely than not that a reporting unit's carrying value exceeds it fair value, then it proceeds with the subsequent two-step goodwill impairment testing process. The first step is to compare each reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required and no impairment is recorded. However, if a reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of any impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, for the sole purpose of calculating the implied fair value of goodwill - as if applying the acquisition method of accounting described above to the reporting unit's assets and liabilities. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded in operations for the difference.

When the Company performs step one of the two-step test for a reporting unit, it estimates the fair value of the reporting unit using both the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on the specific risk characteristics of each reporting unit, the weighted-average cost of capital and its underlying forecasts. The market approach estimates fair value by applying performance-metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies that have operating and investment characteristics similar to those of the reporting unit. If the fair value of the reporting unit derived using one approach is significantly different from the fair value estimate using the other approach, the Company reevaluates its assumptions used in the two models. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighted values assigned to each reporting unit are driven by two primary factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

If CSC performs a step one analysis for all of its reporting units in conjunction with its annual goodwill testing, it also compares the sum of all of its reporting units’ fair values to the Company's market capitalization (per-share stock price multiplied by the number of shares outstanding) and calculates an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). The Company evaluates the reasonableness of the control premium by comparing it to control premiums derived from recent comparable business combinations. If the implied control premium is not reasonable in light of the actual acquisition transactions, the Company reevaluates its fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions. As a result, when CSC’s stock price - and thus market capitalization - is low relative to the sum of the estimated fair value of its reporting units, this reevaluation can result in reductions to its estimated fair values for the reporting units.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Receivables

Receivables consist of amounts billed and currently due from customers, amounts earned but unbilled (including contracts measured under the percentage-of-completion method of accounting), amounts retained by the customer until the completion of a specified contract, completion of U.S. federal government audit activities, negotiation of contract modification, and claims.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, an expense is recorded in the amount, if any, required to reduce the carrying amount to fair value. Fair value is determined based on a discounted cash flow approach or, when available and appropriate, comparable market values. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less costs to sell.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes uncertain tax positions in the financial statements when it is more likely than not that the tax position will be sustained upon examination. Uncertain tax positions are measured based on the probabilities that the uncertain tax position will be realized upon final settlement (see Note 12).

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

To manage the exposure to movements in foreign currency exchange rates, the Company uses foreign currency forward contracts and option contracts (see Note 8). The use of these derivative instruments is intended to offset, to the extent possible, the gains and losses from remeasurement of the Company’s foreign currency denominated monetary assets and liabilities. Gains and losses from remeasurement of the Company’s foreign currency denominated assets and liabilities, and remeasurement and settlement of the related foreign currency derivatives are recorded in other (income) expense.

Earnings (Loss) Per Share

Basic earnings (loss) per common share (EPS) are computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards.

New Accounting Standards

During fiscal year 2014, the Company adopted the following recent Accounting Standard Updates (ASUs):

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”(ASU 2013-11), which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception to this rule occurs when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position; or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose. For these exceptions, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are consistent with CSC's existing practices and adoption of ASU 2013-11 did not have a material effect on CSC's Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, "Consolidation - Overall," or Subtopic 830-30, "Foreign Currency Matters - Translation of Financial Statements," applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 stipulates that when a parent ceases to have a controlling financial interest in such an entity, the parent should apply Subtopic 830-30 and release the cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU are consistent with CSC's existing practices and adoption of ASU 2013-05 did not have a material effect on CSC's Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires entities to disclose the effect of significant reclassifications out of Accumulated Other Comprehensive Income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years and interim periods within those years, beginning after December 15, 2012. The Company adopted the amendments of this update during the first quarter of fiscal 2014 and included additional disclosures in the Consolidated Financial Statements (see Note 15).

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which was subsequently amended in January 2013 when the FASB issued ASU No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” Together, these ASUs provide guidance on disclosure of information pertaining to the offsetting (netting) of assets and liabilities in the financial statements. The amendments in these ASUs affect all entities that have financial instruments and derivative instruments that either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 amends the existing disclosure requirements on offsetting in ASC 210-20-50 by requiring disclosures relating to gross amounts of recognized assets and liabilities, the amounts that are offset, net amounts presented in the balance sheet, and amounts subject to an enforceable master netting arrangement or similar agreement. The amendments in these ASUs became effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted the ASUs during the first quarter of fiscal 2014 and included additional disclosures in the Consolidated Financial Statements (see Note 8).

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. CSC is currently evaluating the impact that the adoption of ASU 2014-08 may have on CSC's Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-05, "Service Concession Arrangements (Topic 853) (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2014-05”). ASU 2014-05 provides guidance on the accounting for service concession arrangements, which are arrangements between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor’s infrastructure (e.g. airports, roads, or bridges). The operating entity also may provide the construction, upgrading, or maintenance services of the grantor’s infrastructure. ASU 2014-05 specifies that an operating entity should not account for a service concession arrangement that is within the scope of this ASU as a lease

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in accordance with Topic 840, "Leases." ASU 2014-05 also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. For CSC, ASU 2014-05 will be effective beginning in fiscal 2016. CSC is in the process of evaluating the impact of adopting the ASU on CSC's Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. CSC will be required to adopt the amendments in this ASU beginning in fiscal 2015. CSC is currently evaluating the impact that the adoption of ASU 2013-04 may have on CSC's Consolidated Financial Statements.

Note 2 - Investigations and Out of Period Adjustments

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

In addition to the matters noted above, the SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosures and accounting determinations with respect to the Company's contract with the NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are continuing to respond to SEC questions and to cooperate with the SEC's Division of Enforcement in its investigation of prior

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disclosures and accounting determinations with respect to the Company's contract with the NHS. The SEC's investigative activities are ongoing.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the Commission file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the Commission that such an action should not be brought. The Company has been availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by the Company Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014 and a supplemental submission on April 9, 2014. The Company, through outside counsel, has been in continuing discussions with the SEC Enforcement Staff concerning a potential resolution of the staff’s investigation involving the Company. However, to date those discussions have not resulted in a resolution. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

Out of Period Adjustments Financial Impact Summary

Cumulative Impact of Out of Period Adjustments

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in fiscal 2014, 2013 and 2012 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2012 Adjustments	Fiscal 2013 Adjustments	Fiscal 2014 Adjustments	Total Adjustments
Fiscal 2014	$—	$—	$(2)	$(2)
Fiscal 2013	—	6	4	10
Fiscal 2012	79	7	(6)	80
Prior fiscal years (unaudited)	(79)	(13)	4	(88)

See Note 19 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for fiscal 2014, 2013 and 2012.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2014 Adjustments Financial Impact Summary

During fiscal 2014, the Company identified and recorded net adjustments increasing income from continuing operations before taxes by $2 million that should have been recorded in prior fiscal years. This net impact on income from continuing operations before taxes for fiscal 2014 is comprised of the following:

•	net adjustments decreasing fourth quarter pre-tax income by $1 million primarily resulting from the recognition of impairment charges on abandoned capitalized software costs;

•
net adjustments increasing third quarter pre-tax income by $5 million primarily resulting from the recognition of revenue on previously delivered software products and services and previously delivered outsourcing services, offset by charges to cost of services (COS) relating to previously delivered software productions and services and a margin correction on long-term contracts accounted for under the percentage-of-completion revenue method;

•
net adjustments decreasing second quarter pre-tax income by $11 million primarily resulting from the reversal of revenue due to deferral of revenue for undelivered elements on software contracts lacking vendor specific objective evidence and margin corrections on contracts under percentage of completion accounting, a charge to COS for reversal of previously deferred costs and a charge to selling, general and administrative (SG&A) expense reversing excess capitalization associated with internal systems development; and

•
net adjustments increasing first quarter pre-tax income by $9 million primarily resulting from the corrections of revenues and costs in its GBS segment, correction of payroll expenses within its GBS segment, corrections to record adjustments that were identified late in the close process but not included in the Company's consolidated fiscal 2013 financial statements.

Adjustments recorded during fiscal 2014 that should have been recorded in prior fiscal years decreased net income attributable to CSC common shareholders by $18 million. This decrease is attributable to the tax effect of the adjustments described above, a net $8 million of tax expense resulting from discrete tax items that should have been recorded in prior fiscal years and the effect of income from discontinued operations, net of tax of $2 million. The discrete tax expenses are primarily attributable to a $10 million increase in liabilities for uncertain tax positions associated with a tax restructuring of one of the Company's operating subsidiaries and to the tax effect of the net pre-tax adjustments.

The following table summarizes the cumulative effect on net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2014 under the rollover method. The amounts noted below also include certain adjustments that only impacted quarters (unaudited) within fiscal 2014, but had no net impact on the full year fiscal 2014 results:

	Fiscal 2014
	Quarter Ended
(Amounts in millions)	June 28, 2013	September 27, 2013	December 27, 2013	March 28, 2014	Total
Other adjustments	$(21)	$32	$(12)	$(1)	$(2)
Effect on income from continuing operations before taxes	(21)	32	(12)	(1)	(2)
Taxes on income	14	(4)	—	—	10
Other income tax adjustments	2	9	5	(8)	8
Effect on income from discontinued operations, net of taxes	—	—	(1)	3	2
Effect on net income attributable to CSC common shareholders	$(5)	$37	$(8)	$(6)	$18

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Out of period adjustments recorded in fiscal 2014 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 28, 2014 under the rollover method:

	Twelve Months Ended March 28, 2014
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$12,998	$21	$13,019
Costs of services (excludes depreciation and amortization and restructuring costs)	9,567	23	9,590
Selling, general and administrative (excluding restructuring costs)	1,278	—	1,278
Depreciation and amortization	1,018	(2)	1,016
Restructuring costs	76	2	78
Interest expense	147	—	147
Other expense, net	18	—	18
Income from continuing operations before taxes	910	(2)	908
Taxes on income	289	(18)	271
Income from continuing operations	621	16	637
Income from discontinued operations, net of taxes	69	2	71
Net income attributable to CSC common shareholders	674	18	692
EPS – Diluted
Continuing operations	$4.01	$0.11	$4.12
Discontinued operations	0.46	0.01	0.47
Total	$4.47	$0.12	$4.59

The out of period adjustments affecting income from continuing operations before taxes during the twelve months ended March 28, 2014 under the rollover method are related to the following consolidated balance sheet line items:

•	Accounts receivable ($1 million decrease);

•	Prepaid expenses and other current assets ($1 million increase);

•	Software ($2 million decrease);

•	Other assets ($1 million decrease);

•	Property and equipment ($1 million decrease);

•	Accrued payroll and related costs ($8 million decrease);

•	Accrued expenses and other current liabilities ($18 million decrease); and

•	Deferred revenue ($20 million increase).

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2014 is immaterial to the consolidated results, financial position and cash flows for fiscal 2014 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014.

Fiscal 2013 Adjustments Financial Impact Summary

During fiscal 2013, the Company identified and recorded net adjustments decreasing income from continuing operations before taxes by $6 million that should have been recorded in prior fiscal years. This net impact on income from continuing operations before taxes for fiscal 2013 is comprised of the following:

•
net adjustments decreasing fourth quarter pre-tax income by $9 million resulting primarily from the correction of inappropriately capitalized operating costs originating from the Company's GIS segment, a software revenue recognition correction originating from the Company's GBS segment and the correction of understated payroll and related expenses at Corporate;

•
net adjustments decreasing third quarter pre-tax income by $1 million primarily resulting from the correction of useful lives of property and equipment in service at a GIS contract that were inconsistent with established CSC accounting conventions;

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
net adjustments increasing second quarter pre-tax income by $5 million primarily resulting from the correction of accounting errors identified by the Company related to costs incurred under the NHS contract (see below for more discussion of out of period adjustments related to the Company's NHS contract); and

•
net adjustments decreasing first quarter pre-tax income by $1 million primarily resulting from the corrections of fiscal 2012 revenue recognized on a software contract in the Company's GBS segment, corrections of fiscal 2012 restructuring cost accruals originating primarily from the Company's GBS and GIS segments and corrections to record adjustments that were identified late in the close process but not included in the Company's consolidated fiscal 2012 financial statements

Adjustments recorded during fiscal 2013 that should have been recorded in prior fiscal years increased net income attributable to CSC common shareholders by $7 million. This increase is attributable to the tax effect of the adjustments described above and $5 million of tax benefit resulting from discrete tax items that should have been recorded in prior fiscal years. The discrete tax benefits are primarily attributable to the adjustment of the deferred tax liability related to intellectual property assets.

Further adjustments were identified and recorded in fiscal 2014 related to fiscal 2013 that increased the net error reported by $4 million.

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

The following table summarizes the cumulative effect on the fiscal 2013 net income attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2014 and 2013 under the rollover method. The amounts noted below also include certain adjustments that only impacted quarters (unaudited) within fiscal 2013, but had no net impact on the full year fiscal 2013 results:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal 2013
	Quarter Ended
(Amounts in millions)	June 29, 2012	September 28, 2012	December 28, 2012	March 29, 2013	Total
NHS adjustments	$—	$(9)	$—	$—	$(9)
Other adjustments	3	9	—	7	19
Effect on income from continuing operations before taxes	3	—	—	7	10
Taxes on income	(2)	(2)	(4)	(7)	(15)
Other income tax adjustments	(2)	—	(1)	(12)	(15)
Effect on income from discontinued operations, net of taxes	—	—	(28)	26	(2)
Effect on net income attributable to CSC common shareholders	$(1)	$(2)	$(33)	$14	$(22)

Out of period adjustments recorded during fiscal 2014 and 2013 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 29, 2013 under the rollover method:

	Twelve Months Ended March 29, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$14,195	$(2)	$14,193
Costs of services (excludes depreciation and amortization and restructuring costs)	11,100	(13)	11,087
Selling, general and administrative (excludes restructuring costs)	1,176	—	1,176
Depreciation and amortization	1,070	(2)	1,068
Restructuring costs	264	3	267
Interest expense	183	—	183
Other income, net	(25)	—	(25)
Income from continuing operations before taxes	449	10	459
Taxes on income	(49)	30	(19)
Income from continuing operations	498	(20)	478
Income from discontinued operations, net of taxes	481	(2)	479
Net income attributable to CSC common shareholders	961	(22)	939
EPS – Diluted
Continuing operations	$3.09	$(0.13)	$2.96
Discontinued operations	3.09	(0.01)	3.08
Total	$6.18	$(0.14)	$6.04

The out of period adjustments affecting loss from continuing operations before taxes during the twelve months ended March 29, 2013 under the rollover method are related to the following consolidated balance sheet line items:

•	Prepaid expenses and other current assets ($14 million increase);

•	Software ($1 million increase);

•	Outsourcing contract costs ($1 million decrease);

•	Other assets ($5 million decrease);

•	Property and equipment ($4 million decrease);

•	Accrued payroll and related costs ($9 million increase);

•	Accrued expenses and other current liabilities ($9 million increase); and

•	Deferred revenue ($3 million decrease).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2014 and 2013 is immaterial to the consolidated results, financial position and cash flows for fiscal 2013 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014 and 2013.

Fiscal 2012 Adjustments Financial Impact Summary

During fiscal 2012, the Company recorded various pre-tax adjustments that should have been recorded in prior fiscal years. The aggregate fiscal 2012 adjustments increased the loss from continuing operations before taxes by $79 million ($63 million net of tax) and were comprised of $13 million of charges relating to operations in the Nordic region, $23 million of charges relating to the Company's operations in Australia, and $25 million of charges originating from the NHS contract in the Company's GBS segment. Additionally, $16 million and $2 million of charges were recorded in the NPS segment and other operations of the Company, respectively. The fiscal 2012 out of period adjustments primarily related to the Company’s GIS and GBS segments, with $24 million and $39 million of adjustments within GIS and GBS, respectively. Further adjustments were identified and recorded in fiscal 2014 and 2013 related to fiscal 2012 that decreased the net error by $6 million and increased the net error by $7 million, respectively.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain additional items had been identified related to the NHS contract that could have had an effect on the amount and the allocation of the out of period adjustments for fiscal 2012 and prior fiscal years. These additional items were subject to further investigation and therefore were not recorded in fiscal 2012. See discussion of fiscal 2013 adjustments above for further information regarding the impact of such items.

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

The following table summarizes the cumulative effect on the fiscal 2012 net loss attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2014, 2013, and 2012 under the rollover method. The amounts noted below also include certain adjustments that only impacted quarters (unaudited) within fiscal 2012, but had no net impact on the full year fiscal 2012 results:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal 2012
	Quarter Ended
(Amounts in millions)	July 1, 2011	September 30, 2011	December 30, 2011	March 30, 2012	Total
Operating costs inappropriately capitalized	$1	$—	$—	$—	$1
Misapplication of US GAAP	1	(1)	2	(1)	1
Miscellaneous errors	2	7	—	2	11
Total Nordic adjustments	4	6	2	1	13
Operating costs inappropriately capitalized	—	11	—	—	11
Misapplication of US GAAP	—	8	—	1	9
Miscellaneous errors	—	2	2	(2)	2
Total Australia adjustments	—	21	2	(1)	22
NHS adjustments	(2)	(2)	46	(7)	35
NPS adjustments	3	1	(5)	11	10
Other adjustments	2	(10)	1	7	—
Effect on income (loss) from continuing operations before taxes	7	16	46	11	80
Taxes on income	(2)	(4)	(2)	(4)	(12)
Other income tax adjustments	1	14	(9)	(6)	—
Effect on net income (loss) attributable to CSC common shareholders	$6	$26	$35	$1	$68
Out of period adjustments recorded during fiscal 2014, 2013, and 2012 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 30, 2012 under the rollover method:

	Twelve Months Ended March 30, 2012
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$14,476	$50	$14,526
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs)	12,181	(28)	12,153
Cost of services - specified contract charge (excludes amount charged to revenue of $204)	1,281	3	1,284
Selling, general and administrative	1,108	2	1,110
Depreciation and amortization	1,141	(1)	1,140
Restructuring costs	140	(5)	135
Interest expense	174	(3)	171
Other expense, net	4	2	6
Loss from continuing operations before taxes	(4,487)	80	(4,407)
Taxes on income	(96)	12	(84)
Loss from continuing operations	(4,391)	68	(4,323)
Income from discontinued operations, net of taxes	166	—	166
Net loss attributable to CSC common shareholders	(4,242)	68	(4,174)
EPS – Diluted
Continuing operations	$(28.44)	$0.44	$(28.00)
Discontinued operations	1.07	—	1.07
Total	$(27.37)	$0.44	$(26.93)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2014, 2013, and 2012 is immaterial to the consolidated results, financial position and cash flows for fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014, 2013, and 2012.

Note 3 - Acquisitions

Fiscal 2014 Acquisitions

ServiceMesh Acquisition

On November 15, 2013, CSC acquired ServiceMesh Inc. (SMI), a privately-held cloud services management company, headquartered in Santa Monica, California, with operations in the United States, Australia and the United Kingdom, for total purchase consideration of $282 million. The acquisition enhances CSC's ability to help its clients migrate their applications into cloud computing environments and to automate the deployment and management of enterprise applications and platforms across private, public and hybrid cloud environments.

The purchase consideration included: 1) cash of $163 million paid at closing to and on behalf of the SMI shareholders, including $10 million paid to retire SMI's debt and 2) additional consideration of $119 million contingent on the achievement of contractually agreed revenue targets. The Company incurred transaction costs of $4 million associated with this acquisition, which are included within selling, general and administrative expenses. The acquisition was funded from CSC's existing cash balances.

The amount of contingent consideration was based on a contractually defined multiple of SMI’s revenues during a specified period ending January 31, 2014. The Company determined the fair value of the contingent consideration payable using a probability-weighted approach, which at the end of the third quarter of fiscal 2014 was preliminarily estimated to be $137 million, representing the maximum amount of contingent consideration payable. During the fourth quarter, the Company reduced the fair value of the contingent consideration payable and goodwill by $18 million, based on additional facts and circumstances that existed as of the acquisition date but which were not known until the fourth quarter. These facts, had they been known, would have reduced the Company's original acquisition-date estimate of the fair value of contingent consideration to $119 million.

After the expiration of the contractual period, the final amount of the contingent consideration payable was determined to be $98 million, which was paid during the fourth quarter. The difference of $21 million, between the revised fair value of contingent consideration liability of $119 million and the actual amount paid of $98 million, was primarily due to the deferral of revenues related to certain software license sales to periods beyond the specified earn-out measurement period. This difference of $21 million was recorded as a reduction to selling, general and administrative expenses during the fourth quarter.

The results of SMI are included in the Company's consolidated financial statements from the date of acquisition, within its GIS segment. For the fiscal year ended March 28, 2014, SMI contributed revenues of $18 million, and operating income of $17 million, primarily due to the $21 million adjustment described above, partially offset by $4 million of amortization of the acquired intangibles.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed, including the fourth quarter adjustments to the estimated fair value of contingent consideration, is presented below:

(Amounts in millions)	Estimated Fair Value
Accounts receivable and other current assets	$3
Deferred tax assets	31
Intangible asset - developed technology	94
Intangible assets - customer relationships and trade names	10
Property and equipment and other non-current assets	2
Deferred revenue and other current liabilities	(4)
Deferred tax liabilities	(38)
Total identifiable net assets acquired	98
Goodwill	184
Total purchase consideration	$282

As of the acquisition date, the fair value of trade receivables approximated book value and are considered fully recoverable. The Company’s purchase price allocation is preliminary, and is subject to the final net working capital adjustment and additional information related to the liabilities that existed as of the acquisition date.

The amortizable lives associated with the intangible assets acquired are as follows:

Description	Estimated Useful Lives (Years)
Developed technology	9
Customer relationships	3
Trade names	4 - 6

The goodwill recognized in the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill arising from the acquisition was preliminarily allocated to the Company's reportable segments based on the relative fair value of the expected incremental cash flows that the acquisition is expected to provide to each reporting unit within the Company's reportable segments. Goodwill was allocated as follows: GBS: $28 million, GIS: $120 million, and NPS: $36 million. The goodwill is not expected to be deductible for tax purposes.

In connection with the SMI acquisition, the Company granted to certain SMI employees restricted stock units with a grant-date fair value of $41 million. These awards generally vest over a three-year period, associated with the continuing employment of the SMI employees, beginning from the date of acquisition, and are recorded as compensation expense ratably over the three-year period.

Infochimps Acquisition

On August 5, 2013, CSC acquired Infochimps, Inc. (Infochimps), a privately-held company, in an all-cash transaction for $27 million. The acquisition complements CSC’s existing Big Data business by providing a flexible, scalable, platform-as-a-service offering. The purchase price has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition: $2 million to current and other long-term assets, $2 million to current and long-term liabilities, and $27 million to goodwill. As of the acquisition date, the fair value of trade receivables approximated book value and was considered fully recoverable. The goodwill is associated with the Company's GBS segment and is not tax-deductible.

Pro forma financial information for the fiscal 2014 acquisitions was not presented as the effects of the acquisitions were neither individually nor in the aggregate material to CSC's consolidated results.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2013 Acquisition

In the second quarter of fiscal 2013, CSC acquired a privately-held entity for $35 million in an all-cash transaction. The entity was acquired to enhance CSC's capabilities in Big Data processing and analytics. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the acquisition date: $4 million to current assets, $8 million to acquired intangible assets, $2 million to liabilities, and $25 million to goodwill. As of the acquisition date, the fair value of trade receivables approximated book value and was considered fully recoverable. The goodwill is associated with the NPS segment and is expected to be tax deductible. The pro forma financial information for this acquisition is not presented because the effects of this acquisition were not material to CSC’s consolidated results.

Fiscal 2012 Acquisitions

iSOFT Acquisition

On July 29, 2011, CSC completed the acquisition of iSOFT Group Limited (iSOFT), an Australian public company. iSOFT was a global healthcare IT company providing advanced application solutions principally to secondary care providers across both the public and private sectors. The acquisition complemented and strengthened CSC’s software products, healthcare integration and services portfolio, and its healthcare research and development capabilities.

CSC acquired all of the outstanding shares in iSOFT for cash consideration of $200 million and the assumed debt of $315 million, of which $298 million was repaid immediately after the acquisition. The acquisition was funded through CSC’s existing cash balances.

Prior to the acquisition, the Company and iSOFT had a subcontracting agreement related to the development and delivery of software and IT services under the Company’s NHS contract. The agreement was effectively settled upon the completion of the acquisition. The Company determined that the subcontract was at market and no settlement gain or loss was recognized on the pre-existing relationship.

The results of iSOFT were included in the Company’s consolidated financial statements from the date of acquisition within its GBS segment. For the twelve months ended March 30, 2012, iSOFT contributed revenues of $123 million and an operating loss of $79 million, including the effect of purchase accounting adjustments, primarily relating to the amortization of intangibles. The operating loss was offset by currency gains of $18 million, resulting in an effective loss of $61 million before interest and taxes. The currency gains, which resulted from unhedged inter-company loans, are included in other income. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of iSOFT had occurred on April 3, 2010 for all periods presented:

	Twelve Months Ended March 30, 2012
(Amounts in millions, except per-share data)	As Reported	Pro Forma
Revenue	$14,476	$14,554
Net loss attributable to CSC common shareholders	(4,242)	(4,344)

Basic EPS	$(27.37)	$(28.02)
Diluted EPS	(27.37)	(28.02)

The pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisition had occurred on April 3, 2010, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of iSOFT in the Company’s operations. The information for the twelve months ended March 30, 2012 has been adjusted to exclude $37 million of goodwill impairment recorded by iSOFT in June 2011. Additionally, the twelve months ended March 30, 2012 information has been adjusted to exclude the transaction costs of $11 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the assets acquired and liabilities assumed at acquisition date, including adjustments to the valuation of net assets acquired based on additional information that subsequently became available during fiscal 2012, are summarized as follows:

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

The entire amount of goodwill is associated with the Company’s GBS segment, and is attributable to expected increases in the Company’s market capabilities, synergies from combining operations, and the value of the acquired workforce. Of the estimated total goodwill, $71 million was estimated to be tax deductible.

AppLabs Acquisition

On September 13, 2011, CSC acquired AppLabs Technologies Private Limited (AppLabs), a Company headquartered in India, which significantly enhances CSC’s capabilities in application testing services as well as shortening time-to-market. The AppLabs acquisition was to complement CSC’s expertise in financial services, healthcare, manufacturing, chemical, energy and natural resources and technology and consumer verticals.

CSC acquired all outstanding shares of AppLabs for cash consideration of $171 million, which was funded through CSC’s existing cash balances.

The results of AppLabs were included in the Company’s consolidated financial statements from the date of acquisition. For the twelve months ended March 30, 2012, AppLabs contributed revenues of $60 million and net income of $2 million, including the effect of purchase accounting adjustments, primarily relating to amortization of intangibles. The pro forma

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial information for this acquisition was not presented as the effects of this acquisition were not material to CSC’s consolidated results.

The fair values of the assets acquired and liabilities assumed at the acquisition date, including adjustments to the valuation of net assets acquired based on additional information that subsequently became available during fiscal 2012, are summarized as follows:

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

The entire amount of goodwill is associated with the Company’s GBS segment and was attributable to expected increases in the Company’s market capabilities and the value of the acquired workforce. None of the goodwill was tax deductible.

Other Acquisitions

During fiscal 2012, CSC also acquired two other small privately-held entities for $28 million in all-cash transactions plus additional consideration of up to $2 million contingent on achievement of agreed revenue targets for future periods through the end of May 2014. The acquisitions enhanced CSC’s offerings in the healthcare IT and financial services industries.

The results of the acquired businesses were included in the Company’s consolidated financial statements from their respective acquisition dates. The pro forma financial information for these acquisitions is not presented as these acquisitions, both individually and in the aggregate, were not material to CSC’s consolidated results.

The purchase prices were allocated to assets acquired and liabilities assumed based on their estimated fair values at the respective acquisition dates: $8 million to current assets, $2 million to property and equipment, $7 million to intangible assets, $6 million to liabilities and $17 million to goodwill. Identified intangible assets consist primarily of customer related intangibles with useful lives of 4-10 years. Of the $17 million goodwill, $14 million is associated with the NPS segment and $3 million with the GBS segment. The $14 million goodwill associated with the NPS segment is expected to be tax deductible.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Divestitures

During fiscal 2014 and 2013, the Company divested certain non-core businesses as a part of its service portfolio optimization initiative to focus on the next-generation technology services. Certain of the divestitures met the criteria of discontinued operations presentation, and consequently their historical results have been presented as discontinued operations in the Company's Consolidated Statement of Operations.

Discontinued Operations

Fiscal 2014 Divestitures

In September 2013, CSC committed to a plan to sell a small software business, a part of the GBS segment's Industry Software & Solutions group (GBS-IS&S). CSC is actively marketing this business for sale and expects the divestiture to be completed during the first quarter of fiscal 2015. As of March 28, 2014, the assets and liabilities of this business are classified as held-for-sale, and include: current assets of $25 million, property and equipment and other long-term assets of $31 million, current liabilities of $31 million, and long-term liabilities of $25 million. No goodwill has been allocated to this business.

On July 19, 2013, CSC completed the sale of its base operations, aviation and ranges services business unit, the Applied Technology Division (ATD) within its NPS Segment, to a strategic investor for cash consideration of $178 million plus a net working capital adjustment receivable of $6 million. The ATD divestiture resulted in a pre-tax gain of $65 million, representing the excess of the sale price over the carrying value of the net assets of the divested business, less transaction costs of $5 million. The divested assets and liabilities included: current assets of $142 million (including cash of $7 million), goodwill of $41 million, other long-term assets of $11 million, current liabilities of $66 million, long-term liabilities of $35 million, and accumulated other comprehensive loss, net of noncontrolling interests, of $21 million.

On May 21, 2013, CSC completed the divestiture of its flood insurance-related business process outsourcing practice (flood insurance BPO), within the GBS segment, to a financial investor for cash consideration of $43 million plus a net working capital adjustment receivable of $4 million. The divestiture resulted in a pre-tax gain of $25 million, representing the excess of the net proceeds over the carrying value of the net assets of the divested business and the related transaction costs. The divested assets and liabilities included: current assets of $9 million, goodwill of $12 million, $2 million of other long-lived assets, and current liabilities of $1 million. During the fourth quarter, the Company received cash of $3 million, representing the final net working capital adjustment, and reduced the gain on disposal by $1 million.

Fiscal 2013 Divestitures

During fiscal 2013, CSC completed the sales of three businesses within its GBS Segment: the U.S.-based credit services business, an enterprise systems integration business with operations in Malaysia and Singapore, and the Italian consulting and system integration business.

For the sale of its U.S.-based credit services business, the Company received cash proceeds of $1,003 million, of which $2 million was received in the first quarter of fiscal 2014 for a subsequent net working capital adjustment. For the sale of its enterprise system integration business, the Company received $90 million in cash and an additional $13 million for subsequent working capital adjustments. For the disposal of its Italian consulting and system integration business, the Company paid $35 million (plus $8 million of cash included in the divested entity's net assets) and received $6 million from the buyer, during the second quarter of fiscal 2014, for a net working capital adjustment.

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

During fiscal 2012, CSC recorded a pre-tax loss from discontinued operations of $2 million, representing purchase price adjustments related to a fiscal 2011 divestiture. In fiscal 2012, CSC also recorded a $3 million adjustment to the taxes on

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gain on discontinued operations recorded in fiscal 2011. The adjustment reflects a change in the estimated tax provision made in fiscal 2011.

Following is the summary of the results of the discontinued operations:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012

Operations
Revenue	$235	$1,193	$1,401

(Loss) income from discontinued operations, before taxes	(1)	115	140
Tax expense (benefit)	4	51	(25)
Net (loss) income from discontinued operations	(5)	64	165

Disposal
Gain (loss) on disposition	$89	$769	$(2)
Tax expense (benefit)	15	352	(3)
Gain on disposition, net of taxes	74	417	1

Income from discontinued operations, net of taxes	$69	$481	$166

The tax expense on the gain on sale of ATD was minimal primarily due to the difference between the book and tax basis of the assets sold. The primary difference between the book and tax gains on the sale of the flood insurance BPO business was the write-off of approximately $12 million of goodwill, the majority of which was not deductible for tax purposes.

In connection with the sale of the U.S.-based credit services business, the primary difference between the book and tax gain was the write-off of approximately $241 million of goodwill, a majority of which was not deductible for tax purposes. The income tax expense recorded included an allocation of a deferred tax charge related to such goodwill. In addition, a significant tax benefit was realized on the divestment of the Italian consulting and system integration business. The gain from the sale of the enterprise systems integration business with operations in Malaysia and Singapore was exempt from income tax.

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

Other Divestitures

During the fourth quarter of fiscal 2013, the Company sold Paxus, its Australian IT staffing business unit, included within the Company's GBS Segment. This divestiture did not qualify to be presented as discontinued operations due to CSC's significant continuing business relationship with the divested entity. The total consideration for this divestiture was $79 million, of which $63 million was received in cash and $16 million was recorded as a receivable. During the first quarter of fiscal 2014, CSC collected cash of $10 million and offset the remaining $6 million against a current payable due to the buyer to settle this consideration receivable. The sale of Paxus resulted in a pre-tax gain of $38 million, representing the excess of the proceeds over the carrying value of the net assets divested, net of transaction costs of $3 million. The divested assets and liabilities included current assets of $41 million, property and equipment and other long-lived assets of $2 million, and liabilities of $5 million. The Company recognized no tax expense or benefit on the gain on sale because it had sufficient capital losses in its Australian business unit to completely offset the capital gain.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Earnings (Loss) Per Share

Basic earnings (loss) per common share (EPS) and diluted EPS are calculated as follows:

	Twelve Months Ended
(Amounts in millions, except per-share data)	March 28, 2014	March 29, 2013	March 30, 2012

Net income (loss) attributable to CSC common shareholders:
From continuing operations	$605	$480	$(4,408)
From discontinued operations	69	481	166
	$674	$961	$(4,242)
Common share information:
Weighted average common shares outstanding for basic EPS	147.647	154.590	155.012
Dilutive effect of stock options and equity awards	3.114	0.967	—
Shares for diluted earnings (loss) per share	150.761	155.557	155.012

Earnings (loss) per share – basic and diluted:
Basic EPS:
Continuing operations	$4.09	$3.11	$(28.44)
Discontinued operations	0.47	3.11	1.07
Total	$4.56	$6.22	$(27.37)

Diluted EPS:
Continuing operations	$4.01	$3.09	$(28.44)
Discontinued operations	0.46	3.09	1.07
Total	$4.47	$6.18	$(27.37)

The computation of diluted EPS does not include stock options which are antidilutive, as their exercise price exceeded the average market price of the Company’s common stock. The number of shares related to such stock options were 4,573,542, 14,755,024, and 17,592,316, for the years ended March 28, 2014, March 29, 2013, and March 30, 2012, respectively. In addition, the computation of diluted EPS for the year ended March 30, 2012, excluded options to purchase 442,228 shares of common stock and 1,064,959 RSUs whose effect, if included, would have been anti-dilutive due to the Company’s net loss.

Note 6 - Receivables

Receivables consist of the following:

(Amounts in millions)	March 28, 2014	March 29, 2013
Billed trade accounts	$1,564	$1,627
Unbilled recoverable amounts under contracts in progress	1,036	1,176
Other receivables	159	396
Total	$2,759	$3,199

Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of U.S. federal government audit activities, achievement of project milestones or upon acceptance by the customer.

Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, which are expected to be collected after fiscal year 2015 totaled $46 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Fair Value

Fair value measurements on a recurring basis

The following table presents the Company’s assets and liabilities, excluding pension assets (see Note 14), that are measured at fair value on a recurring basis as of March 28, 2014 and March 29, 2013:

	March 28, 2014
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$717	$717	$—	$—
Time deposits	693	693	—	—
Short term investments	—	—	—	—
Foreign currency derivative instruments	2	—	2	—
Interest rate swaps	$3	$—	$3	—
Total assets	$1,415	$1,410	$5	$—

Liabilities:
Foreign currency derivative instruments	$4	$—	$4	$—
Total liabilities	$4	$—	$4	$—

	March 29, 2013
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$464	$464	$—	$—
Time deposits	393	393	—	—
Short term investments	6	6	—	—
Foreign currency derivative instruments	5	—	5	—
Total assets	$868	$863	$5	$—

Liabilities:
Foreign currency derivative instruments	$11	$—	$11	$—
Total liabilities	$11	$—	$11	$—

The Company's money market funds, money market deposit accounts and time deposits are included in cash and cash equivalents; short-term investments and foreign currency derivative assets are included in prepaid expenses and other current assets; interest rate swap derivative assets are included in other assets; foreign currency derivative liabilities are included in accrued expenses; and interest rate swap derivative liabilities are included in other long-term liabilities. Gains and losses from changes in the fair value of derivative assets and liabilities are included in earnings and reported in other (income) expense. There were no transfers between Level 1 and Level 2.

Derivative assets and liabilities include foreign currency forward and option contracts and interest rate swap contracts. The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the year-end foreign currency exchange rates and forward points. The fair value of currency options is estimated based on valuation models that use the original strike price, movement and volatility in foreign currency exchange rates, and length of time to expiration as inputs. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as inputs. The inputs used to estimate the fair value of the Company's derivatives are classified as Level 2.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, intangible assets and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the fiscal years ended March 28, 2014 and March 29, 2013.

Financial Instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases, was $1,874 million and $2,119 million and the estimated fair value was $2,057 million and $2,324 million as of March 28, 2014, and March 29, 2013, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

The primary financial instruments other than derivatives (see Note 8) that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies, the U.S. federal and other governments and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivables and records provisions for doubtful accounts as needed.

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of March 28, 2014, the Company had $13 million of accounts receivable, $8 million of related allowance for doubtful accounts, $1 million of other assets, and $4 million of accounts payable with customers involved in bankruptcy proceedings.

Note 8 - Derivative Instruments

The Company is exposed to market risks associated with movements in foreign currency exchange rates and changes in interest rates. Changes in foreign currency exchange rates can impact the Company's foreign currency denominated monetary assets and liabilities, whereas changes in benchmark interest rates can impact the fair value of the Company's term notes. The Company uses derivative instruments to mitigate the impact of these market risks, not for trading or any speculative purpose.

Foreign Currency Derivatives

As a global organization, the Company enters into contracts denominated in foreign currencies. By generally matching revenues, costs and borrowings to the same currency, the Company is able to substantially mitigate foreign currency risk to earnings. In other instances, the Company manages the exposure to fluctuations in foreign currencies by using short-term option contracts to economically hedge certain revenues denominated in non-functional currencies, and short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the Consolidated Statements of Operations.

The notional amount of the foreign currency forward contracts outstanding as of March 28, 2014 and March 29, 2013 was $816 million and $993 million, respectively. The notional amount of option contracts outstanding as of March 28, 2014 and March 29, 2013 was $81 million and $744 million, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the foreign currency derivative assets and liabilities were $2 million and $4 million, respectively, as of March 28, 2014, and $5 million and $11 million, respectively, as of March 29, 2013 (see Note 7).

The Company is subject to counterparty credit risks in connection with its foreign currency derivative instruments. To mitigate this risk, the Company enters into forward and option contracts with several financial institutions and regularly reviews its credit exposure and the creditworthiness of the counterparties. As of March 28, 2014, there were four counterparties with concentration of credit risk, and the maximum amount of loss, based on gross fair value of the foreign currency derivative instruments, that the Company could incur was $1 million.

It is the Company's policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties. The following table provides information about the potential effect of such netting arrangements on the Company's derivative instruments:

	Fair Value as of
	March 28, 2014		March 29, 2013
(Amounts in millions)	Assets	Liabilities	Assets	Liabilities
Gross amount of derivative instruments recognized in consolidated balance sheets	$2	$4	$5	$11
Gross amounts not offset in the consolidated balance sheets (1)	—	—	2	2
Net amount	$2	$4	$3	$9

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

For accounting purposes, these interest rate swap transactions were designated as fair value hedges and qualified for short-cut method of hedge accounting, as defined under ASC 815, “Derivatives and Hedging.” Accordingly, changes in the fair values of the interest rate swaps were reported in earnings and fully offset changes in the fair value of the underlying debt (see Note 13); therefore, no net gain or loss is recognized in the Consolidated Statement of Income. The cash flows associated with the interest rate swaps are reported in net cash provided by (used in) operating activities on the Consolidated Statements of Cash Flows.

The estimated fair value of the interest rate swaps was $3 million as of March 28, 2014, and this amount is reported as a derivative asset included within the other assets line on the Company's Consolidated Balance Sheets (see Note 7). The change in fair value of interest rate swaps was $3 million for the year ended March 28, 2014.

The Company is subject to counterparty credit risk in connection with its interest rate swap derivative instruments. As of March 28, 2014, there were three counterparties with concentration of risk and the maximum amount of loss that the Company could incur was $4 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Property and Equipment

Property and equipment consisted of the following:

(Amounts in millions)	March 28, 2014	March 29, 2013
Property and equipment — gross:
Land, buildings and leasehold improvements	$1,226	$1,228
Computers and related equipment	4,051	3,989
Furniture and other equipment	346	392
Construction in progress	28	42
	5,651	5,651
Less: accumulated depreciation and amortization	3,620	3,467
Property and equipment, net	$2,031	$2,184

Depreciation expense for fiscal years 2014, 2013, and 2012 was $661 million, $709 million, and $754 million, respectively.

During fiscal 2012, the Company recorded $81 million as an impairment of its fixed tangible assets, primarily due to performance issues on certain long-term outsourcing contracts within its GIS segment. The intangible assets impacted included primarily, software and capitalized transition costs. The Company used the income approach technique to fair value the assets. The unobservable inputs used were based on Company specific information and included, primarily, estimates of revenue and cost growth rates, profit margins and discount rates. The impairment was recorded as a part of cost of services.

Note 10 - Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of
	March 28, 2014
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,465	$1,038	$427
Software	2,330	1,680	650
Customer and other intangible assets	588	315	273
Total intangible assets	$4,383	$3,033	$1,350

	As of
	March 29, 2013
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,473	$968	$505
Software	2,134	1,523	611
Customer and other intangible assets	512	281	231
Total intangible assets	$4,119	$2,772	$1,347

Amortization expense for the years ended March 28, 2014, March 29, 2013, and March 30, 2012 was $402 million, $414 million, and $441 million, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $34 million, $40 million, and $53 million and for amortization of contract related intangible asset of $11 million, $11 million and $3 million in each of the respective years (see Note 1).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization related to intangible assets, including amortization of contract cost premium, as of March 28, 2014, for fiscal 2015 through fiscal 2019, is as follows: $375 million, $282 million, $216 million, $166 million, and $139 million, respectively.

Purchased and internally developed software, net of accumulated amortization, consisted of the following:

(Amounts in millions)	March 28, 2014	March 29, 2013
Purchased software	$287	$297
Internally developed commercial software	308	304
Internally developed internal-use software	55	10
Total	$650	$611

Amortization expense related to purchased software was $130 million, $143 million, and $149 million, for the years ended March 28, 2014, March 29, 2013, and March 30, 2012, respectively. Amortization expense related to internally developed commercial software was $56 million, $53 million, and $47 million, for the years ended March 28, 2014, March 29, 2013, and March 30, 2012, respectively. Amortization expense related to internally developed internal-use software was $2 million, $2 million, and $4 million, for the years ended March 28, 2014, March 29, 2013, and March 30, 2012, respectively.

During fiscal 2012, the Company recorded $75 million as an impairment of its intangible assets, primarily due to performance issues on certain long-term outsourcing contracts within its GIS segment. The intangible assets impacted included primarily, software and capitalized transition costs. The Company used the income approach technique to fair value the assets. The unobservable inputs used were based on Company specific information and included, primarily, estimates of revenue and cost growth rates, profit margins and discount rates. The impairment was recorded as a part of cost of services.

Note 11 - Goodwill

Effective at the beginning of fiscal year 2014, the Company began operating under its new reportable segments: GBS, GIS and NPS (see Note 19). The following tables summarize the changes in the carrying amount of goodwill, by segment, for the years ended March 28, 2014 and March 29, 2013, respectively, applying the segment changes retroactively to the beginning of fiscal year 2012.

(Amounts in millions)	GBS	GIS	NPS	Total
Goodwill, gross(1)	$1,335	$2,152	$793	$4,280
Accumulated impairment losses(1)	(690)	(2,074)	—	(2,764)
Balance as of March 29, 2013, net	645	78	793	1,516

Additions	55	120	36	211
Deductions	(12)	—	(41)	(53)
Foreign currency translation	(8)	1	—	(7)
Other reclassifications	—	—	—	—

Goodwill, gross	1,370	2,273	788	4,431
Accumulated impairment losses	(690)	(2,074)	—	(2,764)
Balance as of March 28, 2014, net	$680	$199	$788	$1,667

(1) Both the gross goodwill and accumulated impairment losses amounts for the GBS segment have been adjusted for a reduction of $19 million, to reflect the fully impaired goodwill associated with the previously divested enterprise systems integration business.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions)	GBS	GIS	NPS	Total
Goodwill, gross	$1,596	$2,152	$768	$4,516
Accumulated impairment losses	(690)	(2,074)	—	$(2,764)
Balance as of March 30, 2012, net	906	78	768	1,752

Additions	—	—	25	25
Deductions	(241)	—	—	(241)
Foreign currency translation	(20)	—	—	(20)

Goodwill, gross	1,335	2,152	793	4,280
Accumulated impairment losses	(690)	(2,074)	—	(2,764)
Balance as of March 29, 2013, net	$645	$78	$793	$1,516

Concurrent with the change in its reportable segments, the Company reassigned goodwill among certain of its reporting units based on their relative fair values. As a result of this reassignment, $47 million of goodwill was allocated from the former MSS segment to the new GBS segment. The reassignment of goodwill is reflected in the goodwill balances as of March 29, 2013.

The fiscal 2014 additions to goodwill of $211 million are due to the third quarter acquisition of ServiceMesh, which resulted in allocation of goodwill to all three reportable segments, and the second quarter GBS acquisition of InfoChimps (see Note 3). The reductions in goodwill are due to the first quarter divestiture of GBS' flood insurance BPO business and the second quarter divestiture of NPS' ATD business (see Note 4). No goodwill was allocated to the GBS software business that was classified as discontinued operations in the second quarter (see Note 4). The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

The fiscal 2013 addition of $25 million relates to an acquisition in the NPS segment (see Note 3). The reduction of $241 million relates to the divestiture of a business within the GBS segment (see Note 4).

Goodwill Impairment Analyses

As described in Note 1, the Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Following is a description of the goodwill impairment analyses for each of the fiscal years.

Fiscal 2014

As of the beginning of the first quarter of fiscal 2014, the Company performed the first step of the goodwill impairment test for all reporting units due to the segment changes described above. Based on the results of the first step of the impairment test, the Company concluded that the fair value of each reporting unit significantly exceeded its carrying value and therefore the second step of the goodwill impairment test was not required.

Due to the disposal of the flood insurance BPO business later in the first quarter (see Note 4), the Company performed an interim assessment to determine whether the remaining goodwill of the GBS-IS&S reporting unit, which contained the divested business, might be impaired. The Company determined that no impairment existed.

In connection with the fiscal 2014 annual impairment assessment, the Company performed a qualitative assessment for each reporting unit (Step 0). Based on these qualitative assessments, the Company determined that none of its reporting units met the "more-likely-than-not" threshold that would require the Company to perform the first step of the two-step goodwill impairment test. Accordingly, the Company did not perform any further analysis.

In addition, in connection with the disposal of ATD during the second quarter (see Note 4), the Company performed the first step of the goodwill impairment test for the remaining business of the NPS reporting unit as of the date of the

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disposal. The fair value of the remaining NPS reporting unit significantly exceeded its carrying value, and the second step of the goodwill impairment test was not required.

At the end of fiscal year 2014, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts and require an interim goodwill impairment test. The Company determined that there have been no events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts, and, as a result, it was unnecessary to perform an interim impairment test as of March 28, 2014.

Any adverse changes in the business climate or in CSC's operating results could cause to perform additional impairment analyses of goodwill prior to the next annual test, which may result in impairment charges.

Fiscal 2013

In connection with the fiscal 2013 annual impairment assessment, the Company chose to bypass the initial qualitative assessment and proceeded directly to the first step of the impairment test for all reporting units, and concluded that no impairment had occurred. The fair values of all of CSC's reporting units were significantly in excess of their carrying values.

Due to the divestiture of CSC's credit services business in the third quarter of fiscal 2013, which caused the allocation of $241 million of goodwill from the GBS-IS&S reporting unit to that disposed business, the Company assessed the remaining goodwill related to GBS-IS&S for potential impairment. The Company performed the first step of the two-step goodwill impairment test and concluded that the remaining goodwill related to GBS-IS&S, after allocation of goodwill to the divested business, was not impaired.

At the end of fiscal year 2013, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts. There were no such indicators for any of the reporting units, and as a result, it was unnecessary to perform an interim impairment test.

Fiscal 2012

During the fiscal 2012 annual goodwill impairment assessment, the Company concluded that fair value was below carrying value for three reporting units: GIS, GBS-Consulting and GBS IS&S. Management believed that the decline in the estimated fair values of these reporting units during the second quarter was a result of a number of factors, including: the significant decline in the Company’s overall stock price during the first six months of fiscal 2012; an overall decline in the broader stock market which reduced performance metric multiples at comparable public companies; uncertainty caused by concerns about the ongoing SEC investigation into reported errors and irregularities; concerns about the Company’s growth prospects in light of operational issues at its GIS reporting unit; uncertainty over the continuation of the Company’s NHS contract in light of comments made by government officials in the U.K.; government budget pressures on customers worldwide, and lower than forecast operating performance. Therefore, the Company conducted step two of the goodwill impairment test, which is discussed further below.

During the process of conducting the second step of the annual goodwill impairment tests, the Company identified significant previously unrecognized intangible assets, primarily relating to customer relationships and technology. The unrecognized intangible assets, estimated at approximately $1.3 billion, were predominantly attributable to unrecognized customer relationship assets in the GIS reporting unit and were driven by the Company’s high customer retention rates in this business. The combination of these previously unrecognized intangible assets, other unrecognized fair value changes to the carrying values of other assets, and lower reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the GIS, GBS-Consulting and GBS-IS&S reporting units. At the end of the second quarter of fiscal 2012, the Company had not completed the impairment tests and therefore, recorded its best estimate of the goodwill impairment charge of $2,685 million, of which $2,074 million related to the GIS reporting unit, $453 million related to the GBS-Consulting reporting unit, and $158 million related to the GBS-IS&S reporting unit.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company completed all analyses related to its annual and second quarter interim goodwill impairment tests during the third quarter and reduced the impairment loss recorded in the second quarter by $3 million. The entire adjustment related to the GBS-IS&S reporting unit, and resulted from finalizing tax estimates and the fair values of customer-related and technology intangible assets. Thus, the net goodwill impairment loss recorded in fiscal 2012 was $2,682 million, with a $3 million reduction in the impairment loss recorded in the third quarter.

At the end of the second quarter of fiscal 2012, the Company determined that sufficient indicators existed to require performance of an additional interim goodwill impairment analysis as of September 30, 2011. These indicators included: a further significant and sustained decline in CSC’s stock price which resulted in a market capitalization, adjusted for control premium, decreasing to an amount less than book value and remaining there for some time; further decreases in the performance metric multiples of comparable public companies, driving the market approach valuations lower; and additional evidence of certain reporting units’ performance which fell short of forecasts used in the annual market-based and income-based tests. In this interim goodwill impairment test, the GBS-Consulting reporting unit failed step one of the two-step test.

At the end of the third quarter of fiscal 2013, CSC determined that the GBS-IS&S reporting unit had several indicators, including, the loss of a significant customer, failure to win major bids for new business, developments on the NHS contract and reduction in forecasted earnings to trigger an interim impairment test. There were no triggering events for the remaining reporting units with goodwill.

The Company performed the first step of the two-step test and concluded that GBS-IS&S's weighted average fair value was lower that its carrying value. The ensuing step two portion of the goodwill impairment analysis resulted in the Company recording an additional goodwill impairment charge of $63 million, due to the impact of the fair value of tangible assets and the unrecognized intangible assets, primarily customer relationship and technology assets.

The Company tested its long-lived assets for impairment in conjunction with the fiscal 2012 annual and the fiscal 2012 second and third quarter interim goodwill impairment tests and concluded that these assets were not impaired.

At the end of the fourth quarter of 2012, the Company assessed whether there were events or change in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts. There were no such indicators for any of the reporting units with goodwill, and therefore, an interim goodwill test was not required.

Note 12 - Income Taxes

The sources of (loss) income from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Domestic entities	$354	$(71)	$(1,854)
Entities outside the United States	556	520	(2,633)
Total	$910	$449	$(4,487)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax (benefit) expense on income (loss) from continuing operations is comprised of:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Current:
Federal	$81	$(330)	$(84)
State	7	(5)	10
Foreign	126	174	94
	214	(161)	20
Deferred:
Federal	47	90	(143)
State	10	(16)	(22)
Foreign	18	38	49
	75	112	(116)
Total income tax expense (benefit)	$289	$(49)	$(96)

The current (benefit) provision for fiscal years 2014, 2013, and 2012, includes interest and penalties of $(9) million, $10 million, and $(53) million, respectively, for uncertain tax positions.

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35% and the effective tax rate (ETR) for continuing operations are as follows:

	Twelve Months Ended
	March 28, 2014	March 29, 2013	March 30, 2012
Statutory rate	35.0%	35.0%	(35.0)%
State income tax, net of federal tax	1.6	(0.9)	(0.3)
Change in uncertain tax positions	4.1	1.3	0.6
Foreign tax rate differential	5.6	(71.5)	(0.8)
Income tax credits	(0.5)	(0.1)	(1.0)
Valuation allowance	(13.8)	82.3	17.9
Change in entity tax status	—	(0.4)	(0.7)
Loss on sale of securities	1.1	(55.2)	—
Tax audit settlements	—	—	(2.5)
Goodwill impairment	—	—	18.7
Other items, net	(1.3)	(1.4)	1.0
Effective tax rate	31.8%	(10.9)%	(2.1)%

In fiscal 2014, the ETR was primarily driven by:

•	The Company recorded a tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR by 1.1%.

•
A net increase in uncertain tax positions across various jurisdictions of $36 million which increased the ETR by 4.1%. The primary drivers of this increase in tax expense were related to various tax issues including transfer pricing and foreign exchange losses.

•	A decrease in the valuation allowance determined on a tax jurisdictional basis due to a shift in the global mix of income which decreased tax expense and the ETR by $35 million and 3.8%, respectively

•
Local income on investment recoveries in certain jurisdictions (i) decreased the valuation allowance and the ETR by $90.6 million and 10.0%, respectively, and (ii) increased the foreign rate differential and ETR by $90.6 million and by 10.0%, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the tax impact of discontinued operations, see Note 4.

The deferred tax assets (liabilities) are as follows:

(Amounts in millions)	March 28, 2014	March 29, 2013
Deferred Tax Assets
Employee benefits	$333	$558
Tax loss/credit carryforwards	966	1,110
Accrued interest	20	47
State taxes	10	13
Cumulative foreign exchange gain/loss	2	14
Contract Accounting	38	—
Other assets	66	111
Total Deferred Tax Assets	1,435	1,853
Valuation allowance	(1,053)	(1,298)
Net Deferred Tax Assets	382	555

Deferred Tax Liabilities
Depreciation and amortization	(341)	(322)
Contract accounting	—	(53)
Investment basis differences	(126)	(128)
Other liabilities	(112)	(75)
Total Deferred Tax Liabilities	(579)	(578)

Total Deferred Tax Liabilities	$(197)	$(23)

Income tax related assets are included in the accompanying balance sheet as follows:

(Amounts in millions)	March 28, 2014	March 29, 2013
Current:
Prepaid Expenses & Other Current Assets	$11	$24
Income Tax Receivables	92	239
Receivable for Uncertain Tax Positions	—	8
	103	271
Non-current:
Income Taxes Receivable and Prepaid Taxes	123	70
Other Deferred tax Assets	123	184
	246	254

Total	$349	$525

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax related liabilities are included in the accompanying balance sheet as follows:

(Amounts in millions)	March 28, 2014	March 29, 2013
Current:
Deferred Income Taxes	$(25)	$—
Income Taxes Payable	(52)	(41)
	(77)	(41)
Non-current:
Deferred Taxes	(307)	(231)
Non-current Tax Liability for Uncertain Tax Positions	(250)	(270)
	(557)	(501)

Total	$(634)	$(542)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance decreased by $245 million in fiscal year 2014. This change is primarily due to the following:

•	A decrease in the valuation allowances in the U.K. and Denmark, primarily related to current year income and pension plan modifications;

•	A decrease in the valuation allowance in Luxembourg due to significant gains on investments;

•	A decrease in the valuation allowance for state credits and net operating losses.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against deferred tax assets of approximately $1,053 million as of March 28, 2014 due to uncertainties related to the ability to utilize these assets. The valuation allowance is based on historical earnings, estimates of taxable income by jurisdiction and the period over which the deferred tax assets will be recoverable. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. Based on recent earnings in certain jurisdictions there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, the Company may release a portion of its valuation allowance against its deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. Any such adjustment could materially impact the Company's financial position and results of operations.

The Company has available foreign net operating loss (NOL) carryforwards of $3,417 million and $3,661 million, federal NOL carryforwards of $73 million and $5 million, and state NOL carryforwards of $818 million and $782 million as of March 28, 2014 and March 29, 2013, respectively. The Company has foreign capital loss carryforwards of $80 million and $45 million as of March 28, 2014 and March 29, 2013, respectively. The Company also has state credit carryforwards of $53 million and $67 million and state capital loss carryforwards of $428 million and $411 million as of March 28, 2014 and March 29, 2013, respectively. The foreign NOL carryforwards as of March 28, 2014 can be carried over indefinitely, except for $60 million which expire at various dates through 2023. The federal NOL carryforwards as of March 28, 2014 expire at various dates through 2034. The state NOL and credit carryforwards as of March 28, 2014 expire at various dates through 2033. The state capital loss carryforwards as of March 29, 2013 expire in 2018.

The Company is currently the beneficiary of tax holiday incentives in India, which expire in various fiscal years through 2026. As a result of the India tax holiday incentives, the Company’s tax expense was reduced by approximately $3 million,

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$3 million, and $1 million, during fiscal years 2014, 2013, and 2012, respectively. The per share effects were $0.02, $0.02, and $0.01, for fiscal years 2014, 2013, and 2012, respectively.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of March 28, 2014, the Company has not made a provision for U.S. income tax or additional foreign withholding taxes with respect to accumulated earnings of foreign subsidiaries where the foreign investment of such earnings is essentially permanent in duration. Generally, such amounts would become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The cumulative undistributed positive earnings of the Company's foreign subsidiaries were approximately $3,110 million as of March 28, 2014. It is not practicable to estimate the tax cost of repatriating the cumulative undistributed taxable earnings of these foreign subsidiaries to the United States.

In May 2013, Finance Bill 2013 received the assent of the President of India and has been enacted as the Finance Act 2013. There are various provisions in the Finance Act, including a tax on the buy-back of shares and an increase in the dividend distribution tax from 16.22% to 16.99%. The Company uses the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our India operations as these earnings are permanently reinvested. While the Company has no plans to do so, events may occur in the future that could effectively force management to change its intent not to repatriate our India earnings. If the Company changes its intent and repatriates such earnings, a dividend distribution tax will be incurred for distributions from India. These additional taxes will be recorded as tax expense in the period in which the dividend is declared.

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

As of March 28, 2014, the Company’s liability for uncertain tax positions was $250 million, including interest of $27 million, penalties of $19 million, and net of tax attributes of $47 million. As of March 29, 2013, the Company’s liability for uncertain tax positions was $262 million, including interest of $38 million, penalties of $17 million, and net of tax attributes of $32 million.

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Balance at Beginning of Fiscal Year	$241	$287	$426
Gross increases related to prior year tax positions	31	7	27
Gross decreases related to prior year tax positions	(27)	(40)	(134)
Gross increases related to current year tax positions	10	8	29
Settlements and statute of limitation expirations	(1)	(18)	(115)
Current year acquisitions	—	—	56
Foreign exchange and others	(1)	(3)	(2)
Balance at End of Fiscal Year	$253	$241	$287

The Company’s liability for uncertain tax positions at March 28, 2014, March 29, 2013, and March 30, 2012, includes $161 million, $148 million, and $155 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended March 28, 2014, the Company had a net reduction in interest of $11 million ($7 million net of tax) and accrued penalties of $2 million, and as of March 28, 2014, has recognized a liability for interest of $27 million ($21 million net of tax) and penalties of $19 million. During the year ended March 29, 2013, the Company accrued interest expense of $7 million ($5 million net of tax) and accrued penalties of $2 million, and as of March 29, 2013, recognized a liability for interest of $38 million ($28 million net of tax) and penalties of $17 million. During the year ended March 30, 2012, the Company had a net reduction of interest of $56 million ($36 million net of tax) and had a net reduction of penalties of $14 million, and as of March 30, 2012, recognized a liability for interest of $31 million ($23 million net of tax) and penalties of $15 million.

Tax Examination Status:

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2008 and forward
United States – Various States	2001 and forward
Australia	2010 and forward
Canada	2008 and forward
Denmark	2009 and forward
France	2009 and forward
Germany	2006 and forward
India	2008 and forward
United Kingdom	2010 and forward

It is reasonably possible that during the next twelve months the Company's liability for uncertain tax positions may change by a significant amount. The IRS is examining the Company's federal income tax returns for fiscal years 2008 through 2010. During fiscal 2014, the IRS indicated they need additional time to complete the examination. Therefore, the Company now expects to reach a resolution no earlier than fiscal year 2016. The significant items subject to examination primarily relate to foreign exchange losses and other US international tax issues. In addition, the Company may settle certain other tax examinations, have lapses in statutes limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position though payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of up to $22 million excluding interest and penalties.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Debt

The following is a summary of the Company's debt as of March 28, 2014 and March 29, 2013:

(Amounts in millions)	March 28, 2014	March 29, 2013
4.45% term notes, due September 2022	$434	$349
6.50% term notes, due March 2018	917	998
2.50% term notes, due September 2015	350	350
Term loan, due December 2014	413	—
Term loan, due September 2016	—	250
Mandatorily redeemable preferred stock outstanding	61	59
Note payable of consolidated subsidiary	68	62
Capitalized lease liabilities	511	561
Borrowings for assets acquired under long-term financing	98	98
Other borrowings	36	5
Total debt	2,888	2,732
Less: short term debt and current maturities of long term debt	681	234
Total long-term debt	$2,207	$2,498

Term note exchanges

During fiscal 2014, the Company entered into multiple term-note exchange agreements to exchange an aggregate of $82 million of its 6.50% term notes, due 2018, for an aggregate of $97 million original principal amount of its 4.45% term notes, due 2022. All the term note exchanges were accounted for as debt modifications and as a result, the difference between the original face value of term notes exchanged was accounted for as additional debt discount, which along with the existing unamortized discount and deferred financing costs, will be amortized to interest expense over the term of the 4.45% term notes, using the effective interest method.

Interest rate swaps

As disclosed in Note 8, during the second quarter of fiscal 2014, the Company entered into multiple interest rate swap transactions to hedge the fair value of $275 million of its 4.45% term notes, due 2022, which effectively converted the debt into floating interest rate debt. Under the terms of the swap transactions, the Company will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based upon the LIBOR rate, plus a weighted average contractual margin. The Company designated these interest rate swaps as fair value hedges and is accounting for them in accordance with the short-cut method under ASC Topic 815 (See Note 8). The change in the fair value of the interest rate swaps from inception to March 28, 2014 was $3 million. The carrying value of the 4.45% term notes due 2022, was increased by this amount.

Term loans

During the third quarter of fiscal 2014, the Company's subsidiary, Computer Sciences Holdings (UK) Ltd., entered into a £250 million or $413 million (at the March 29, 2014 exchange rates; $408 million on the Consolidated Statement of Cash Flow due to the impact of movement in foreign currency exchange rates) short-term note payable, due December 2014, with a financial institution. The note bears interest at a variable rate based on LIBOR plus a margin of 17 basis points (bps) and is payable quarterly. The note is guaranteed by the Company, and financial covenants associated with the note are the same as those associated with the Company's $2.5 billion revolving credit facility, as described below.

During the third quarter of fiscal 2014, the Company repaid its $250 million term loan, due September 2016, from its cash balances on hand. The Company recorded $1 million as additional interest expense to write-off previously deferred debt issuances expenses associated with this term loan.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note payable of a consolidated subsidiary

During fiscal 2013, the Company had entered into a credit agreement with a bank to sell the Company's interest in a five-year note receivable, due 2018, issued by one of its wholly-owned subsidiary, for a cash consideration of £41 million ($62 million as of March 29, 2013). During the fourth quarter of fiscal 2014, the Company's wholly-owned subsidiary amended its credit agreement with the bank to convert the principal amount of its note payable from British pounds to U.S. dollars and to be indexed to lower cost U.S. LIBOR rates. The outstanding principal amount of £41 million was thereby converted to $68 million based upon the conversion rate at the time. The original draw in British pounds was to hedge other British Pounds denominated instruments which have since been unwound. There were no other changes to the credit agreement.

Revolving credit facility

During the third quarter of fiscal 2014, the Company amended its unsecured $1.5 billion revolving credit facility by expanding its borrowing capacity to $2.5 billion and extending its maturity to January 15, 2019. The terms of the amended $2.5 billion facility allow for borrowings by both CSC and certain of its international subsidiaries within a $2.0 billion sub-limit for borrowings denominated in U.S. dollar, euros and pound sterling, and a $0.5 billion sub-limit for borrowings denominated in U.S. dollar, euros, Pounds sterling, Japanese yen, Australian dollar and Singapore dollar. The amended credit facility also provides, on an uncommitted basis, that the aggregate amount of the facility may be increased to up to $3 billion. The amended facility has a lower interest margin on drawn amounts and provides for lower commitment fees on undrawn amounts than the prior credit facility. The Company incurred costs of $4 million related to amendment and expansion of the credit facility. These costs have been deferred and will be amortized over the term of the facility. There were no borrowings outstanding against the $2.5 billion and $1.5 billion credit facilities, as of March 28, 2014 and March 29, 2013, respectively.

The financial covenants associated with both the £250 million short-term term loan and the $2.5 billion credit facility require the Company to: (1) maintain a minimum interest coverage ratio of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization adjusted for other non-cash charges as defined by the credit agreement (EBITDA), to consolidated interest expense for the period of four consecutive fiscal quarters ending on or immediately prior to such period not to be less than 3.00 to 1.00; and (2) not permit at the end of any quarterly financial reporting period the ratio of consolidated total debt to consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date, to exceed 3.00 to 1.00. The Company was in compliance with all financial covenants as of March 28, 2014 and March 29, 2013.

Commercial paper

The Company typically issues commercial paper with average maturities of one to three months. The commercial paper is secured by the revolving credit facility discussed above. As of both March 28, 2014 and March 29, 2013, the Company had no borrowings outstanding against commercial paper. Subsequent to end of fiscal 2014, the Company suspended its commercial paper program.

Capital lease liabilities

Capitalized lease liabilities represent obligations due under capital leases for the use of computers and other equipment. The gross amount of assets recorded under capital leases was $1,208 million with accumulated amortization of $609 million, as of March 28, 2014, and $1,095 million with accumulated amortization of $465 million, as of March 29, 2013.

Borrowings for assets acquired under long-term financing

Certain asset purchases under outsourcing contracts were financed by borrowings from customers. These borrowings carry a rate of interest from 0.0% to 9.5% and will mature over the next five years. Gross amounts of assets purchased under long-term financings included $88 million and $69 million in property and equipment, $76 million and $54 million in software, $93 million and $90 million in outsourcing contract costs and $10 million and $10 million in other intangible assets as of March 28, 2014 and March 29, 2013, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other borrowings

Foreign subsidiaries of the Company had $31 million borrowings outstanding as of March 28, 2014, and $0 million of borrowings outstanding as of March 29, 2013, under uncommitted lines of credit with certain foreign banks. CSC has provided parent guarantees for these short-term lines of credit which carry no commitment fees or significant covenants. In addition, the Company had $5 million of other borrowings outstanding as of March 28, 2014 and March 29, 2013, respectively, consisting of other interest bearing debt and notes payable.

Expected maturities of long-term debt, including borrowings for asset financing but excluding future minimum capital lease payments, for years subsequent to March 28, 2014, are as follows:

Fiscal Year	Amount (in millions)
2015	$503
2016	366
2017	16
2018	988
2019	1
Thereafter	503
Total	$2,377

The future minimum lease payments required to be made under the capital leases as of March 28, 2014, are as follows:

Fiscal Year	Amount (in millions)
2015	$227
2016	167
2017	99
2018	49
2019	34
Thereafter	114
Total minimum lease payments	690
Less: Amount representing interest and executory costs	(179)
Present value of net minimum lease payments	511
Less: Current maturities of capital lease obligations	(178)
Long-term capitalized lease liabilities	$333

Note 14 - Pension and Other Benefit Plans

The Company sponsors a number of defined benefit plans and defined contribution plans for the benefit of eligible employees. The defined benefit plans comprise primarily pension plans and post-retirement medical benefit plans. The defined contribution plans include the Company's deferred compensation plan for executives and non-employee directors.

Defined Benefit Pension Plans

U.S. Plans

Contributory, defined benefit pension plans have been generally available to U.S. employees. However, the largest U.S. defined benefit pension plan was frozen for most participants in fiscal 2010. In addition, the Company has two supplemental executive retirement plans (SERP), which are non-qualified, non-contributory pension plans. The Company's funding policy is to make contributions to the Plans in amounts, as determined by an independent actuary, that meets the minimum requirements of the Internal Revenue Code (IRC) and ERISA, that may exceed such minimum requirements if determined to be beneficial to the Company for cost recoverability, tax, or other regulatory reasons.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 19, 2013, CSC completed the sale of ATD (see Note 4), which had a pension and a retiree medical plan. The plans were remeasured as of the date of the sale, which resulted in settlement cost of $4 million that was recorded as part of the gain on sale of ATD, and a reduction to long-term liabilities of $28 million. The net periodic pension cost related to the divested plans, not including any settlement gain or loss, for the years ended March 28, 2014, March 29, 2013, and March 30, 2012 was $4 million, $8 million, and $7 million respectively.

On March 26, 2013, the Company made an additional discretionary cash contribution of $80 million to various U.S. pension plans.

On December 31, 2012, the Company made a discretionary cash contribution of $400 million to its largest U.S. pension plan resulting in a remeasurement of the plan. The effects of this remeasurement were recorded during the fourth quarter of fiscal 2013 and resulted in a reduction of net periodic pension cost of $8 million for fiscal 2013, along with additional plan liabilities of $379 million due to using a new discount rate of 4.0%, a decrease from the previous rate of 4.85%.

Non-US Plans

Eligible non-U.S. employees are enrolled in defined benefit pension plans in their country of domicile. The Contributory defined benefit pension plan in the U.K. represent the largest plan outside of the U.S. Effective July 1, 2010, the accrual of future benefits was discontinued for certain U.K. pension plans. In addition, healthcare, dental and life insurance benefits are also provided to certain non-U.S. employees. A significant number of employees outside the U.S. are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

On December 20, 2013, two U.K. pension plans were remeasured due to a plan amendment arising from a change in the index used to determine the level of pension increases, from the Retail Prices Index (RPI) to the Consumer Prices Index (CPI). A weighted average discount rate of 4.65% was used to remeasure the plans; an increase from 4.31% in the prior fiscal year. As a result of the remeasurement, the pension benefit obligation decreased by $443 million and the average funded status was 108%.

In connection with the fiscal 2013 and fiscal 2012 restructuring plans (see Note 20), the Company accrued additional contractual termination benefits, for certain employees participating in a U.K. pension plan, which are reflected in the projected benefit obligation and recognized as expense in the net periodic pension cost. The Company accrued net benefits of $17 million, $20 million, and $19 million, for fiscal years 2014, 2013 and 2012, respectively. The fiscal 2013 amount of $20 million was net of a $3 million reduction to the fiscal 2012 estimated contractual benefits to be paid.

During fiscal 2014, a pension plan in Switzerland recognized a settlement loss of $6 million as a result of restructuring activities. The plan was remeasured on September 30, 2013 using a discount rate of 2.30%, an increase from 2.05% in the prior fiscal year, which resulted in a reduction to the pension benefit obligation of $43 million, improving the plan's funded status.

On March 26, 2013, the Company made a discretionary cash contribution of $20 million to its largest Canadian pension plan.

Effective July 1, 2012 a Norway pension plan was amended to change the index used to benchmark pension payment increases. The plan was remeasured at July 1, 2012 resulting in a reduction to the projected benefit obligation of $28 million, improving the plan's funded status. The plan's fiscal 2013 expense was also remeasured for the remaining nine months of the fiscal year using a discount rate of 4.0%.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide reconciliations of the changes in the pension plans’ projected benefit obligations and assets, and a statement of their funded status:

Reconciliation of Projected Benefit Obligation	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Projected benefit obligation at beginning of year	$3,506	$3,284	$3,012	$2,732
Service cost	5	10	25	25
Interest cost	149	153	124	123
Plan participants’ contributions	1	3	6	7
Amendments	—	—	(254)	(28)
Business/contract acquisitions/divestitures	(107)	—	9	(9)
Contractual termination benefits	—	—	17	20
Settlement/curtailment	—	(5)	(46)	(37)
Actuarial loss (gain)	3	194	(135)	400
Benefits paid	(148)	(133)	(88)	(79)
Foreign currency exchange rate changes	—	—	205	(142)
Other	—	—	(2)	—
Projected benefit obligation at end of year	$3,409	$3,506	$2,873	$3,012

Reconciliation of Fair Value of Plan Assets	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Fair value of plan assets at beginning of year	$3,125	$2,419	$2,550	$2,295
Actual return on plan assets	364	245	129	314
Employer contribution	7	591	81	157
Plan participants’ contributions	1	3	6	7
Benefits paid	(148)	(133)	(88)	(79)
Business/contract acquisitions/divestitures	(86)	—	9	5
Plan settlement	—	—	(46)	(30)
Foreign currency exchange rate changes	—	—	183	(119)
Fair value of plan assets at end of year	$3,263	$3,125	$2,824	$2,550

Funded status at end of year	$(146)	$(381)	$(49)	$(462)

The following table provides the amounts recorded in the Company’s Consolidated Balance Sheet:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Non-current assets	$—	$—	$166	$23
Current liabilities - Accrued expenses and other current liabilities	(8)	(7)	(7)	(3)
Non-current liabilities - Other long-term liabilities	(138)	(374)	(208)	(482)
Net amount recorded	$(146)	$(381)	$(49)	$(462)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of amounts in accumulated other comprehensive loss, before tax effects, as of March 28, 2014 and March 29, 2013 that have not been recognized in the Consolidated Statements of Operations as components of net periodic pension cost:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net transition obligation	$—	$—	$3	$3
Prior service cost	2	5	(279)	(24)
Net actuarial loss	915	1,140	767	895
Accumulated other comprehensive loss	$917	$1,145	$491	$874

The following table summarizes the weighted average assumptions used in the determination of the Company’s pension plans’ benefit obligations as of March 28, 2014 and March 29, 2013:

	U.S. Pension Plans		Non-U.S. Pension Plans
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Discount rate	4.6%	4.4%	4.3%	4.1%
Rates of increase in compensation levels	4.3%	4.1%	3.4%	3.5%

The following table lists selected information for the pension plans as of March 28, 2014 and March 29, 2013:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Projected benefit obligation	$3,409	$3,506	$2,873	$3,012
Accumulated benefit obligation	3,394	3,487	2,833	2,969
Fair value of plan assets	3,263	3,125	2,824	2,550

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets (U.S. and Non-U.S.)		Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets (U.S. and Non-U.S.)
(Amounts in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Projected benefit obligation	$3,945	$6,270	$3,917	$6,132
Accumulated benefit obligation	3,906	6,217	3,888	6,100
Fair value of plan assets	3,585	5,405	3,564	5,276

The net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012	March 28, 2014	March 29, 2013	March 30, 2012
Service cost	$5	$10	$10	$25	$25	$33
Interest cost	149	153	164	124	123	128
Expected return on assets	(202)	(160)	(146)	(165)	(124)	(129)
Amortization of transition obligation	—	—	—	1	1	1
Amortization of prior service costs	2	2	2	(5)	(1)	1
Amortization of unrecognized net loss	40	42	32	22	20	13
Contractual termination benefit	—	—	—	17	20	20
Settlement/curtailment	6	—	—	7	—	2
Net periodic pension cost	$—	$47	$62	$26	$64	$69

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other before tax changes in plan assets and benefit obligations recognized in other comprehensive income during fiscal years 2014, 2013 and 2012 included the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012	March 28, 2014	March 29, 2013	March 30, 2012
Net actuarial (gain) / loss	$(180)	$105	$319	$(103)	$201	$133
Prior service (credit) / cost	—	—	—	(265)	(27)	(11)
Amortization of:
Transition (asset) /obligation	—	—	—	(1)	(1)	(1)
Prior service (credit) / cost	(2)	(2)	(2)	5	1	(1)
Net actuarial (gain) / loss	(46)	(42)	(32)	(28)	(25)	(20)
Foreign currency exchange rate changes	—	—	—	9	6	(4)
Total recognized in other comprehensive income	$(228)	$61	$285	$(383)	$155	$96

Other comprehensive (gain) loss related to unamortized pension costs for the years ended March 28, 2014, March 29, 2013, and March 30, 2012 was $(522) million (net of taxes of $89 million), $210 million (net of taxes of $6 million), and $257 million (net of taxes of $124 million), respectively.

The estimated net transitional obligation, prior service cost and actuarial loss for defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1 million, $(9) million and $54 million, respectively.

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	U.S. Pension Plans			Non-U.S. Pension Plans
	March 28, 2014	March 29, 2013	March 30, 2012	March 28, 2014	March 29, 2013	March 30, 2012
Discount or settlement rates	4.4%	4.6%	5.7%	4.1%	4.7%	5.2%
Expected long-term rates of return on assets	7.2%	6.8%	7.5%	6.2%	5.4%	6.1%
Rates of increase in compensation levels	4.3%	4.1%	4.3%	3.5%	4.1%	4.1%

Information about the expected cash flows for pension plans as of March 28, 2014, is as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Employer contributions:
2015	$8	$83

Benefit Payments:
2015	$158	$102
2016	169	105
2017	181	114
2018	192	122
2019	200	132
2020-2024	1,100	795

Defined Benefit Other Postretirement Benefit Plans

The Company provides subsidized healthcare and life insurance retirement benefits for certain U.S. employees and retirees, generally for those employed prior to August 1992. In response to the passage of the Patient Protection and Affordable Care Act of 2010 (PPACA), a number of changes were made to the underlying healthcare coverage offered to

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain U.S. retirees. In conjunction with those changes, the Company established limits on the level of employer subsidy it will provide to some retirees. Several plans were amended and the impact of these changes was first reflected on April 1, 2011. In 2012, several retiree medical plans were further amended to allow Medicare Part D subsidies from 2012 and beyond to be collected by the healthcare provider and was reflected on March 30, 2012.

The following tables provide reconciliations of the changes in postretirement plans’ benefit obligations and assets and a statement of their funded status:

Reconciliation of Accumulated Postretirement Benefit Obligation
(Amounts in millions)	March 28, 2014	March 29, 2013
Accumulated benefit obligation at beginning of year	$253	$253
Service cost	3	4
Interest cost	10	11
Business/contract acquisitions/divestitures	(15)	—
Actuarial loss (gain)	(16)	(6)
Benefits paid	(11)	(10)
Retiree drug subsidy reimbursement	1	1
Foreign currency exchange rate changes	(1)	—
Other	(3)	—
Accumulated benefit obligation at end of year	$221	$253

Reconciliation of Fair Value of Plan Assets
(Amounts in millions)	March 28, 2014	March 29, 2013
Fair value of plan assets at beginning of year	$84	$81
Actual return on plan assets	10	7
Employer contribution	6	6
Retiree drug subsidy	1	—
Business contract/acquisitions/divestitures	(8)	—
Benefits paid	(11)	(10)
Fair value of plan assets at end of year	$82	$84
Funded status at end of year	$(139)	$(169)

The following table provides the amounts recorded in the Company’s Consolidated Balance Sheets:

(Amounts in millions)	March 28, 2014	March 29, 2013
Current liabilities - Accrued expenses and other current liabilities	$(4)	$(5)
Non-current liabilities - Other long-term liabilities	(135)	(164)
Net amount recorded	$(139)	$(169)

The following is a summary of amounts in accumulated other comprehensive loss as of March 28, 2014 and March 29, 2013 that have not been recognized in the Consolidated Statements of Operations as components of net periodic benefit cost:

(Amounts in millions)	March 28, 2014	March 29, 2013
Prior service (gain) cost	$(15)	$(17)
Net actuarial loss	61	99
Accumulated other comprehensive loss	$46	$82

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table lists selected information for other postretirement benefit plans as of March 28, 2014 and March 29, 2013:

			Plans with Accumulated Postretirement Benefit Obligation in Excess of the Fair Value of Plan Assets
(Amounts in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Accumulated postretirement benefit obligation	$221	$253	$221	$253
Fair value of plan assets	82	84	82	84

As of March 28, 2014 and March 29, 2013, the Company had no postretirement healthcare plan assets outside the U.S. Benefits paid include amounts paid directly from plan assets and amounts paid by the Company.

The following table summarizes the weighted average assumptions used in the determination of the Company’s postretirement benefit obligations as of March 28, 2014 and March 29, 2013:

	March 28, 2014	March 29, 2013
Discount rate	4.3%	4.1%

The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.8% for fiscal 2015, declining to 4.9% for 2024 and subsequent years for all retirees. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in the assumed healthcare cost trend rates would have had the following effect:

	One Percentage Point
(Amounts in millions)	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of March 28, 2014	$12	$(10)
Effect on net periodic postretirement benefit cost for fiscal 2014	1	(1)

The net periodic benefit cost for other postretirement benefit plans included the following components:

(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Service cost	$3	$4	$3
Interest cost	10	11	11
Expected return on assets	(5)	(5)	(6)
Amortization of transition obligation	—	—	1
Amortization of prior service costs	(2)	(2)	(6)
Recognized actuarial loss	12	16	13
Settlements	(2)	—	—
Net provision for postretirement benefits	$16	$24	$16

Other before tax changes in plan assets and benefit obligations recognized in other comprehensive income during fiscal years 2014, 2013 and 2012 included the following components:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Net actuarial (gain) / loss	$(20)	$(8)	$21
Prior service (credit) / cost	—	—	21
Amortization of:
Transition (asset) /obligation	—	—	(1)
Prior service (credit) / cost	2	2	6
Actuarial (gain) / loss	(18)	(16)	(13)
Total recognized in other comprehensive income	$(36)	$(22)	$34

Other comprehensive (gain) loss related to unamortized postretirement benefit plan costs for the years ended March 28, 2014, March 29, 2013, and March 30, 2012 was $(23) million (net of taxes of $13 million), $(13) million (net of taxes of $9 million), and $22 million (net of taxes of $12 million), respectively.

The estimated net transitional obligation, prior service gain and actuarial loss for other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $0 million, $(2) million and $7 million, respectively.

The weighted-averages of the assumptions used to determine net periodic benefit cost were as follows.

Fiscal Year End	2014	2013	2012
Discount or settlement rates	4.1%	4.5%	5.3%
Expected long-term rates of return on assets	5.9%	6.5%	7.2%

Following are the expected cash flows for U.S.-based other post-retirement benefit plans:

(Amounts in millions)	U.S. Plans

Employer Contributions:
2015	$4

Benefit Payments:
2015	$13
2016	14
2017	15
2018	16
2019	17
2020-2024	82

No significant cash flow is expected for other post-retirement benefit plans outside the U.S.

Pension and Other Postretirement Benefit Plan Assets

U.S. pension plan and OPEB plan assets are held in a trust that includes both separate accounts and commingled funds. Non-U.S. assets are subject to country specific regulations and invest primarily in commingled funds. The U.S. pension trust and the U.K. pension plans account for 91% of the total pension plan assets.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alternative investment allocations are included in U.S. and U.K. pension plans to achieve greater portfolio diversity intended to reduce the overall risk of the plans.

Risks include, but are not limited to, longevity risk, inflation risk, and the risk of other changes in market conditions that reduce the value of plan assets. Also, a decline in the yield of high quality corporate bonds may adversely affect discount rates resulting in an increase in the pension and other post retirement obligations. These risks, among others, could cause the plans’ funded status to deteriorate, increasing reliance on Company contributions. Derivatives are permitted although their current use is limited within traditional funds and broadly allowed within alternative funds. They are primarily used in the U.S. pension trust traditional fixed income portfolios for duration and interest rate risk management and traditional equity portfolios to gain market exposure, and are expected to be used in the U.K. pension schemes for inflation risk management and within the liability driven investing strategy. The Company also has investments in insurance contracts to pay plan benefits in certain countries.

For the U.S. pension trust, an allocation range by asset class is developed. The allocation has a significant weighting to equity investments in part due to the relatively long duration of the plans’ obligations. As of March 2014, the plan fiduciaries adopted investment allocation targets for the U.S. pension trust of 35% equities, 30% fixed income securities, and 35% alternative investments. An allocation range is established for each asset class and cash equivalents may represent 0%-10% of the fund. Asset allocations are monitored closely and investment reviews are conducted regularly. The Company consults with internal and external advisors regarding asset strategy.

For the U.K. pension plans, the Company's second largest pension plans by assets and projected liabilities, a target allocation by asset class is developed to achieve their long term objectives. As of March 2014, the plans held investment allocation targets of 35% equities, 45% fixed income (including 35% corporate credit and 10% in liability-driven investment products), and 20% alternatives. Asset allocations are monitored closely by the plan trustees and investment reviews are conducted regularly. The plan trustees consult with internal and external advisors regarding asset strategy.

Plan Asset Valuation Techniques

Cash equivalents are primarily short term money market commingled funds that are categorized as Level 2, except for funds that have quoted prices in active markets, which are classified as Level 1. They are valued at cost plus accrued interest which approximates fair value.

Fixed income accounts are categorized as Level 2. Investments in corporate bonds are primarily investment grade bonds. These investments are generally priced using model-based pricing methods that use observable market data as inputs. Broker dealer bids or quotes of securities with similar characteristics may also be used.

Domestic and global equity separate accounts are categorized as Level 1 if the securities trade on national or international exchanges and are valued at their last reported closing price. Equity assets in commingled funds reporting a net asset value (NAV) are categorized as Level 2.

Insurance contracts purchased to cover benefits payable to retirees are valued using the assumptions used to value the projected benefit obligation. Most of the plans' insurance contracts are categorized as level 2 while one plan has a level 3 insurance contract.

Derivatives are categorized as Level 1 if the securities trade actively on a recognized exchange, as Level 2 if the securities can be valued using observable inputs, or as Level 3 if the securities are valued using significant unobservable inputs.

Alternative investment fund securities are categorized as Level 1 if held in a mutual fund or in a separate account structure and actively traded through a recognized exchange, or as Level 2 if they are held in commingled or collective account structures and are actively traded. Alternative investment fund securities are classified as Level 3 if they are held in Limited Company or Limited Partnership structures or cannot otherwise be classified as Level 1 or Level 2.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of pension plan assets and postretirement benefit plans by investment category and the corresponding level within the fair value hierarchy as of March 28, 2014 are as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Fair value of pension plan assets	$3,263	$2,824
Fair value of other postretirement benefit plan assets	82	—
Total fair value of retirement plan assets as of March 28, 2014	$3,345	$2,824

U.S. Pension and Other Postretirement Benefit Plans
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International	$38	$—	$—	$38
U.S. Domestic Stocks	256	—	—	256
Domestic Equity commingled funds	5	577	—	582
Global Equity commingled funds	—	312	—	312
Fixed Income:
U.S. Treasuries	—	57	—	57
U.S. Government Agencies	—	3	—	3
Non U.S. Government	—	2	—	2
Mortgage and asset backed securities	—	89	—	89
Corporate	—	54	—	54
Fixed income commingled funds	3	771	—	774
Alternatives:
Hedge Funds (a)	—	—	328	328
Other Alternatives (b)	324	499	—	823
Cash and Cash equivalents	—	54	—	54
Total	$626	$2,418	$328	$3,372
Unsettled Trade Receivable and Accrued Income				28
Unsettled Trade Payable and Accrued Expenses				(55)
Fair value of assets for U.S. pension and postretirement medical plans as of March 28, 2014				$3,345
(a) Represents investments in diversified fund of hedge funds in which the CSC pension plans are the sole investor.
(b) Represents institutional funds consisting mainly of equities, bonds, or commodities.

Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

(Amounts in millions)	Level 3
Beginning balance as of March 29, 2013	$—
Actual return on plan assets held at the reporting date	(2)
Actual return on plan assets sold during the period	—
Purchases, sales, and settlements	330
Transfers in and / or out of Level 3	—
Changes due to exchange rates	—
Ending balance as of March 28, 2014	$328

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-U.S. Pension Plan Assets
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Equity:
U.S./North American Equity commingled funds	$—	$47	$—	$47
Global/International Equity commingled funds	—	899	—	899
Global equity mutual funds	—	81	—	81
Fixed Income:
Fixed income commingled funds	—	951	—	951
Insurance contracts	—	161	6	167
Alternatives:
Hedge Funds (a)	—		177	177
Other Alternatives (b)	—	460	26	486
Cash and cash equivalents	—	16	—	16
Total	$—	$2,599	$209	$2,824
Unsettled Trades				—
Fair value of non-U.S. pension assets as of March 28, 2014				$2,824
(a) Represents investments in diversified fund of hedge funds.
(b) Represents real estate, liability-driven investments, and other commingled funds consisting mainly of equities, bonds, or commodities.

Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

Non-U.S. Plans Insurance Contracts
(Amounts in millions)
Beginning balance as of March 29, 2013	$6
Actual return on plan assets held at the reporting date	—
Actual return on plan assets sold during the period	—
Purchases, sales, and settlements	164
Transfers in and / or out of Level 3	32
Changes due to exchange rates	7
Ending balance as of March 28, 2014	$209

The fair value of our pension plan assets and postretirement benefit plans by investment category and the corresponding level within the fair value hierarchy as of March 29, 2013, are as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Fair value of pension plan assets	$3,125	$2,550
Fair value of other postretirement benefit plan assets	84	—
Total fair value of retirement plan assets as of March 29, 2013	$3,209	$2,550

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Pension and Other Postretirement Benefit Plans
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International	$31	$38	$—	$69
U.S. Domestic Stocks	51	—	—	51
Domestic Equity commingled funds	5	1,325	—	1,330
Global Equity commingled funds	—	380	—	380
Global Equity mutual funds	83	—	—	83
Fixed Income:
U.S. Treasuries	—	87	—	87
U.S. Government Agencies	—	11	—	11
Non U.S. Government	—	5	—	5
Mortgage and asset backed securities	—	131	—	131
Corporate	—	74	—	74
Fixed income commingled funds	3	959	—	962
Cash and cash equivalents	8	117	—	125
Total	$181	$3,127	$—	$3,308
Unsettled Trade Receivable and Accrued Income				79
Unsettled Trade Payable and Accrued Expenses				(178)
Fair value of assets for U.S. pension and postretirement medical plans as of March 29, 2013				$3,209

NON-U.S. PENSION PLAN ASSETS
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Equity:
U.S./North American Equity commingled funds	$—	$54	$—	$54
Global/International Equity commingled funds	—	915	—	915
Global equity mutual funds	—	—	—	—
Fixed Income:
Fixed income commingled funds	—	1,311	—	1,311
Insurance contracts	—	157	6	163
Alternatives	—	83	—	83
Cash equivalents	—	25	—	25
Total	$—	$2,545	$6	$2,551
Unsettled Trades				(1)
Fair value of non-U.S. pension assets as of March 29, 2013				$2,550

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

Non-U.S. Plans Insurance Contracts
(Amounts in millions)
Beginning balance as of March 30, 2012	$5
Asset acquired in purchase of iSOFT
Actual return on plan assets relating to assets still held at the reporting date	1
Actual return on plan assets relating to assets sold during the period	—
Purchases, sales, and settlements	—
Transfers in and / or out of Level 3	—
Changes due to exchange rates	—
Ending balance as of March 29, 2013	$6

The asset allocation of pension plans at March 28, 2014 and March 29, 2013, respectively, is as follows:

	U.S. Plans		Non-U.S. Plans
Asset Category	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Equity securities	35%	58%	36%	38%
Debt securities	29%	38%	34%	51%
Alternatives	34%	—%	24%	4%
Cash and other	2%	4%	6%	7%
Total	100%	100%	100%	100%

The asset allocation for U.S. other postretirement benefit plans at March 28, 2014 and March 29, 2013, respectively, is as follows:

	Percentage of Plan Assets at Year End
Asset Category	March 28, 2014	March 29, 2013
Equity securities	59%	29%
Debt securities	38%	19%
Cash and other	3%	52%
Total	100%	100%

Return on Assets

The Company consults with internal and external advisors regarding the expected long-term rate of return on assets. In the U.S. and U.K., the Company uses a "building block" approach to compute the expected long-term rate of return of the major asset classes expected in each of the plans. CSC utilizes long-term, typically 30 years, asset class return assumptions provided by external advisors. Consideration is also given to the extent active management is employed in each asset class and also to management expenses. A single expected long-term rate of return is calculated for each plan by assessing the plan's expected asset allocation strategy, the benefits of diversification therefrom, historical excess returns from actively managed investments, and expected expenses. The resulting composite rate of return is reviewed by internal and external parties for reasonableness.

Retirement Plan Discount Rate

The U.S. discount rate assumption is prepared with a two step process; the first step is a yield curve developed as of the measurement date using high-quality corporate bond yields. In step two, each plan's future cash flows are applied to the appropriate years on the yield curve and the weighted value of the cash flows is used to determine a single equivalent discount rate. In fiscal 2014, the discount rates were developed separately for each U.S. pension and other

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

postretirement plan to the nearest basis point using a single yield curve, the Aon Hewitt AA Only Above Median Curve. This yield curve is a hypothetical AA or greater yield curve represented by a series of annualized individual spot discount rates going out 100 years. This curve provides a more transparent view to the underlying bonds and is available daily which provides for a discount rate to be calculated specific to the Company's fiscal year end. For years prior to fiscal 2013, the U.S. discount rates were determined using an average of the Citigroup yield curve and the AON Hewitt yield curve rounded to the nearest 10bps.

In fiscal 2013, the UK pension plans began using the AA Corporate Bond Mercer Pension Discount Yield Curve to set the discount rate. This yield curve is based on market data. Cash flow data is applied to yields of different durations to determine a single equivalent discount rate. The benefit of the Mercer Yield Curve over the iBoxx GBP Corporates AA +15 index is that it provides the flexibility to use plan specific cash flow information so that the resulting discounts rates reflect appropriate durations of the pension plan's liabilities rather than over a set time period of 15 years. For years prior to fiscal 2013, the U.K. discount rate assumption was set by reference to the yield on the iBoxx GBP AA rated +15 years corporate bond index with an appropriate adjustment for duration if necessary after considering yield curve models and conditions in credit markets.

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees.
The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. Effective January 1, 2014, matching contributions are made once annually in January following the end of the calendar year. In order to receive such contributions, a participant must be employed on December 31 of the plan year. However, if a participant retires (or should decease) from CSC prior to December 31, the participant will be eligible to receive matching contributions approximately 30 days following separation from service. The plan was also amended so participants vest after one year of service from a five-year graded vest. During fiscal 2014, fiscal 2013, and fiscal 2012, the Company contributed $179 million, $213 million, and $223 million, respectively. At March 28, 2014, plan assets included 9,378,161 shares of the Company’s common stock.

Deferred Compensation Plan

Effective August 14, 1995, the Company adopted the Computer Sciences Corporation Deferred Compensation Plan (the Plan). The Plan consists of two separate plans, one for the benefit of key executives and one for the benefit of non-employee directors. Pursuant to the Plan, certain management and highly compensated employees are eligible to defer all or a portion of their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation, and non-employee directors are eligible to defer up to 100% of their compensation. The liability, which is included in “Other long-term liabilities” under the Plan, amounted to $129 million as of March 28, 2014 and $125 million as of March 29, 2013. The Company’s expense under the Plan totaled $9 million, $8 million, and $8 million, for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

Multi-employer Pension Fund

In connection with certain multi-employer pension funds that are pursuant to collective bargaining agreements, the Company made contributions, generally at a stated hourly rate, to various multi-employer pension funds on behalf of its union-represented employees. All of these plans were within the Company's NPS segment. None of the contributions by the Company are individually significant to the multi-employer plans nor do they have a material impact on the Company's financial statements. The risks of participating in these multi-employer plans are different from single-employer plans. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The Company's contributions for fiscal years 2014, 2013, and 2012 were $4 million, $11 million, and $11 million, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stockholders’ Equity

Stock Repurchase Program

In December 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. CSC has been implementing the program through purchases in compliance with Securities and Exchange Commission rules, market conditions, and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. No end date was established for the repurchase program.

During fiscal 2014, 9,773,469 shares were purchased through open market purchases for an aggregate consideration of $505 million at a weighted average price of $51.65 per share. Of the aggregate consideration of $505 million, $6 million was recorded as an accrued liability for shares purchased but not yet settled in cash by March 28, 2014. The Company also paid $22 million during the first quarter of fiscal 2014 for share purchased during the fourth quarter of fiscal 2013 that had not yet settled as of March 29, 2013.

During fiscal 2013, 6,707,652 shares were purchased through open market purchases for an aggregate consideration of $305 million at a weighted average price of $45.47 per share. Of the aggregate consideration of $305 million, $22 million was recorded as an accrued liability for shares purchased but not yet settled in cash by March 29, 2013.

During fiscal 2012, no shares were purchased through open market purchases.

The shares repurchased were retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the shares repurchased was allocated between additional paid-in capital and retained earnings.

Treasury Stock Transactions

In fiscal 2014, the Company accepted 168,739 shares of its common stock in lieu of cash in connection with exercise of stock options, and 160,753 shares in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and restricted stock units.

Similarly, in fiscal 2013, the Company accepted 91,921 shares of its common stock in lieu of cash in connection with exercise of stock options, and 209,056 shares in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and restricted stock units.

Dividends

During fiscal 2014, the Company declared cash dividends per common share of $0.80 totaling $118 million. Of the total dividends declared, $29 million was declared but unpaid as of March 28, 2014. Such dividends were paid on April 17, 2014.

Similarly, during fiscal 2013, the Company declared cash dividends per common share of $0.80 totaling $123 million. Of the total dividends declared, $30 million was unpaid as of March 29, 2013.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

The following tables show the activity in the components of other comprehensive loss, including the respective tax effects, and reclassification adjustments for the years ended March 28, 2014, March 29, 2013, and March 30, 2012, respectively:

For the year ended March 28, 2014 (Amounts in millions)	Before Tax Amount	Tax (Expense)/Benefit	Net of Tax Amount
Foreign currency translation adjustments (loss)	$(71)	$(2)	$(73)
Pension and other post-retirement benefit plans adjustments:
Net actuarial gain (1)	303	(76)	227
Prior service credit (1)	265	—	265
Amortization of transition obligation (2)	1	—	1
Amortization of prior service (cost) (2)	(5)	1	(4)
Amortization of net actuarial gain (2)	92	(26)	66
Foreign currency exchange (loss) gain	(9)	1	(8)
Total pension and other post-retirement benefit plans gain	647	(100)	547
Total other comprehensive income gain	$576	$(102)	$474

(1)
Represents the result of remeasurement of the pension liability associated with plans in the U.K. and Switzerland, and remeasurement of ATD's pension and retiree medical plans due to CSC's divestiture of ATD during the second quarter of fiscal 2014 (see Note 14).

(2)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic post-retirement benefit cost (see Note 14).

For the year ended March 29, 2013 (Amounts in millions)	Before Tax Amount	Tax (Expense)/Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(71)	$(12)	$(83)
Pension and other post-retirement benefit plans:
Net actuarial (loss)	(298)	38	(260)
Prior service credit	27	(8)	19
Amortization of transition obligation (1)	1	—	1
Amortization of prior service (cost) (1)	(1)	—	(1)
Amortization of net actuarial gain (1)	83	(25)	58
Foreign currency exchange (loss)	(6)	(8)	(14)
Total pension and other post-retirement benefit plans	(194)	(3)	(197)
Total other comprehensive loss	$(265)	$(15)	$(280)

(1)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic post-retirement benefit cost (see Note 14).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 30, 2012 (Amounts in millions)	Before Tax Amount	Tax (Expense)/Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(123)	$(1)	$(124)
Pension and other post-retirement benefit plans:
Net actuarial (loss)	(473)	150	(323)
Prior service (cost)	(10)	6	(4)
Amortization of transition obligation (1)	2	—	2
Amortization of prior service (costs) (1)	(3)	1	(2)
Amortization of net actuarial gain (1)	65	(20)	45
Foreign currency exchange gain	4	(1)	3
Total pension and other post-retirement benefit plans	(415)	136	(279)
Total other comprehensive (loss)	$(538)	$135	$(403)

(1)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic post-retirement benefit cost (see Note 14).

The following table shows the changes in accumulated other comprehensive gain (loss) for fiscal 2014, 2013, and 2012:

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at April 1, 2011	$284	(974)	(690)
Current-period other comprehensive (loss), net of taxes	(124)	(324)	(448)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	45	45
Balance at March 30, 2012	$160	(1,253)	(1,093)
Current-period other comprehensive income (loss), net of taxes	(83)	(236)	(319)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	58	58
Balance at March 29, 2013	$77	$(1,431)	$(1,354)
Current-period other comprehensive (loss) income, net of taxes	(73)	466	393
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	63	63
Balance at March 28, 2014	$4	$(902)	$(898)

Note 16 - Stock Incentive Plans

Employee Incentives

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company’s overall stock-based compensation granting practice has not changed significantly year over year.
The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock awards and the settlement of RSUs. There were no restricted stock awards outstanding during fiscal years 2014, fiscal 2013, and fiscal 2012. As of March 28, 2014, 18,010,857 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized stock-based compensation expense for fiscal 2014, fiscal 2013, and fiscal 2012 as follows:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Cost of services	$25	$22	$15
Selling, general and administrative	48	27	21
Total	$73	$49	$36
Total, net of tax	$46	$31	$23

The increase in the stock-based compensation expense during fiscal 2014 was primarily due to adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs that increased the expense by $21 million, and due to an increased number of RSUs granted during fiscal 2014 at a higher CSC stock price, which increased expense by $13 million. Included in the $13 million increase was an increase of $6 million due to RSUs granted to SMI employees (see Note 3). These increases in expense were partially offset by an adjustment to reflect actual forfeitures of stock options and RSUs during fiscal 2014 that reduced expense by $9 million. In addition, stock-based compensation for fiscal 2014, fiscal 2013 and fiscal 2012 included an adjustment of $4 million, $3 million and $5 million, respectively, to reflect the actual forfeiture experience for prior fiscal years.

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

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. In determining the overall risk-free interest rate for fiscal 2014, a range of interest rates from 1.35% to 2.36% was applied depending on the expected life of the grant. The range of volatility used for fiscal 2014 was 33% to 39%. The dividend yield assumption was based on the respective fiscal year dividend payouts. Forfeitures are estimated based on historical experience and adjustments are made annually to reflect actual forfeiture experience.

The weighted average grant date fair values of stock options granted during fiscal 2014, fiscal 2013, and fiscal 2012 were $13.34, $7.37, and $10.17 per share, respectively. In calculating the compensation expense for its stock incentive plans,the Company used the following weighted average assumptions:

	Fiscal Year
	2014	2013	2012
Risk-free interest rate	1.32%	1.15%	1.80%
Expected volatility	34%	36%	31%
Expected term (in years)	6.48	6.59	6.11
Dividend yield	1.71%	2.86%	1.79%

During fiscal 2014, fiscal 2013, and fiscal 2012, the Company's actual tax benefit realized for tax deductions from exercising stock options was of $26 million, $9 million, and $7 million, respectively, and an excess tax benefit of $8 million, $3 million, and $2 million, respectively, related to all of its stock incentive plans.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans during fiscal 2014, fiscal 2013, and fiscal 2012 is as follows:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding as of April 1, 2011	17,060,193	$47.00	5.54	$69
Granted	2,457,509	38.18
Exercised	(428,844)	35.95		5
Canceled/Forfeited	(579,069)	41.75
Expired	(776,227)	49.05
Outstanding as of March 30, 2012	17,733,562	46.13	5.08	1
Granted	3,707,172	27.46
Exercised	(1,497,686)	39.27		10
Canceled/Forfeited	(1,113,422)	35.36
Expired	(3,689,059)	45.28
Outstanding as of March 29, 2013	15,140,567	43.23	5.45	113
Granted	2,199,369	45.20
Exercised	(5,015,849)	44.10		53
Canceled/Forfeited	(1,247,511)	33.89
Expired	(1,246,965)	52.05
Outstanding as of March 28, 2014	9,829,611	43.30	5.73	167
Vested and expected to vest in the future as of March 28, 2014	9,690,851	43.32	5.69	164
Exercisable as of March 28, 2014	6,282,733	46.41	4.12	87

	March 28, 2014
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$23.06 - $42.12	3,609,882	$32.76	6.80	1,985,491	$35.92
$42.25 - $48.22	3,323,488	45.79	6.74	1,519,534	47.02
$48.47 - $62.36	2,896,241	53.58	3.23	2,777,708	53.58
	9,829,611			6,282,733

The total grant date fair value of stock options vested during fiscal 2014, fiscal 2013, and fiscal 2012, was $14 million, $20 million, and $27 million, respectively. The cash received from stock options exercised during fiscal 2014, fiscal 2013, and fiscal 2012, was $214 million, $55 million, and $15 million, respectively.

As of March 28, 2014, there was $31 million of unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 1.84 years.

Restricted Stock Units

RSUs consist of equity awards with the right to receive one share of common stock of the Company issued at a price of $0. RSUs generally vest over periods of three to five years. Upon the settlement date, RSUs are settled in shares of CSC common stock and dividend equivalents. If, prior to the vesting of the RSU in full, the employee’s status as a full-time employee is terminated, then the RSU is automatically canceled on the employment termination date and any unvested shares and dividend equivalents are forfeited.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive's separation from service as a full-time employee, provided the executive complies with certain non-competition covenants during the ten-year period following the executive's separation of service. For certain executives who joined the company in fiscal year 2013 and after, the awards vest at age 62, or 50% of the award vests at age 55 with 5 years service with an additional 10% vesting each additional year of service up to 10 years of service. Prior to fiscal year 2013, awards vested at age 65 or age 55 with 10 years of service.

The Company also grants performance-based restricted stock units (PSUs). PSUs, generally vest over period of three years. The number of performance-based RSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a three-year period. Awards are settled for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period if the specified performance criteria is met. Beginning in fiscal 2013, performance-based RSU awards granted include the potential for accelerated vesting of 25% of the shares granted after the first and second fiscal years if certain company performance targets are met early. Compensation expense during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the first quarter of fiscal 2014, shares were settled due to meeting the company performance targets in fiscal year 2013. The probable achievement was also increased to the maximum payout based on management's expectation of meeting the performance criteria resulting in additional expense recognized. In the table below, such awards are reflected at the number of shares to be settled upon achievement of target performance measures.

Information concerning RSUs granted under the stock incentive plans during fiscal 2014, fiscal 2013, and fiscal 2012, is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of April 1, 2011	1,478,570	$46.10
Granted	1,009,743	35.45
Settled	(419,351)	48.21
Canceled/Forfeited	(328,037)	41.44
Outstanding as of March 30, 2012	1,740,925	40.29
Granted	1,724,639	26.12
Settled	(423,321)	33.17
Canceled/Forfeited	(778,971)	38.27
Outstanding as of March 29, 2013	2,263,272	31.53
Granted	2,018,416	49.05
Settled	(464,293)	33.06
Canceled/Forfeited	(629,654)	38.11
Outstanding as of March 28, 2014	3,187,741	41.34

As of March 28, 2014, there was $107 million total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.23 years.

Non-employee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to non-employee directors upon terms approved by the Company’s Board of Directors. As of March 28, 2014, 197,400 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSU awards to non-employee directors are granted at a price of $0. For RSU awards granted in fiscal 2014, RSUs vest and settle at the earlier of (i) the one-year anniversary of the grant date, or (ii) the date of the Company's first Annual Meeting of the Stockholders held after the grant date. Alternatively, settlement of the RSU may be deferred per election of the non-employee director. For awards granted in fiscal 2013 and prior, vested RSUs are automatically settled for shares of CSC common stock and dividend equivalents when the non-employee director ceases to be a director of the Company.

The number of shares to be settled is equal to the number of RSUs that are vested at the time the holder ceases to be a director. At the holder’s election, the RSUs may be settled (i) in their entirety, upon the day the holder ceases to be a director, or (ii) in substantially equal amounts upon the first five, ten or fifteen anniversaries of such termination of service.

Information concerning RSUs granted to non-employee directors during fiscal 2014, fiscal 2013, and fiscal 2012 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of April 1, 2011	158,741	$45.34
Granted	37,800	30.07
Settled	(180)	42.69
Canceled/Forfeited	—	—
Outstanding as of March 30, 2012	196,361	42.81
Granted	42,800	30.30
Settled	(50,716)	43.30
Canceled/Forfeited	—	—
Outstanding as of March 29, 2013	188,445	39.85
Granted	25,000	51.55
Settled	(29,299)	35.81
Canceled/Forfeited	—	—
Outstanding as of March 28, 2014	184,146	42.07

Note 17 - Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Interest	$140	$186	$177
Taxes on income, net of refunds	122	214	139

Non-cash investing activities include the following:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Capital expenditures in accounts payable and accrued expenses	$45	$32	$47
Capital expenditures through capital lease obligations	149	181	270
Assets acquired under long-term financing	49	26	32

Non-cash financing activities for the years ended March 28, 2014, March 29, 2013 and March 30, 2012 included common stock dividends declared but not yet paid of $29 million, $30 million and $31 million, respectively. Non-cash financing activities also included shares repurchased under the stock repurchase plan but not settled of $6 million, $22 million and $0 million as of March 28, 2014, March 29, 2013 and March 30, 2012, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Other (Income) Expense, Net

The components of other (income) expense, net for fiscal 2014, fiscal 2013, and fiscal 2012 are:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Foreign currency loss (gain)	$15	$17	$4
Other losses (gains)	3	(42)	—
Total	$18	$(25)	$4

Foreign currency (gains) losses are due to the impact of movement in foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities, the related hedges including options to manage its exposure to economic risk, and the cost of the Company’s hedging program.

For fiscal 2014, the net foreign currency loss was $15 million, including cost of the hedging program of $2 million. The foreign currency expense was primarily due to movements of foreign currency exchange rates between the U.S. dollar and the Indian Rupee, which adversely impacted the market valuation of the Company's hedging program.

For fiscal years 2013 and 2012, the net foreign currency losses were $17 million and $4 million, respectively, including the cost of the hedging program of $5 million and $6 million, respectively. Similar to fiscal 2014, the fiscal 2013 and fiscal 2012 foreign currency losses were primarily a result of movements of foreign currency exchange rates between the U.S. dollar and the Indian Rupee, which adversely impacted the market valuation of the Company's hedging program.

Other gains for fiscal 2013 primarily included a gain of $38 million related to the sale of Paxus, the Company's Australian staffing business.

Note 19 - Segment and Geographic Information

CSC is a leading provider of IT and professional services and solutions. During fiscal 2013, the Company undertook numerous organizational and operational changes to align the Company's leadership, assets, and operating model with its strategy of leading the next-generation of IT services and solutions. The new operating model supports the execution of CSC's strategy by facilitating the effective development, sales and support of a portfolio of next-generation offerings for commercial and government clients.

The redesigned operating model, which came into effect at the beginning of fiscal 2014, resulted in a change to the Company's reportable segments for fiscal 2014. CSC's applications development, testing, and maintenance businesses were transferred from the former MSS segment to the former Business Solutions and Services segment, resulting in the new GIS and GBS reportable segments, respectively. Cloud was identified as a fourth operating segment, and is aggregated within the GIS reportable segment due to its relatively small size. There were no changes to the NPS reportable segment.

The Company’s new reportable segments are as follows:

•
GBS – GBS comprises three offering-based businesses: Consulting, Industry Software & Solutions (IS&S), and Applications Services. The Consulting business helps large commercial organizations, public-sector entities, and local businesses innovate, transform, and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise. IS&S provides industry-based software, services, and business process services and outsourcing services primarily to the insurance, banking, healthcare and life sciences industries. Applications Services optimizes and modernizes clients' application portfolio and information services sourcing strategy, enabling clients to capitalize on emerging services such as cloud, mobility, and big data within new commercial models such as the "as a Service" (aaS) and digital economies.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
GIS – GIS provides managed and virtual desktop solutions, mobile device management, unified communications and collaboration services, data center management, compute and managed storage solutions to commercial clients globally. GIS also delivers CSC's next-generation Cloud offerings, including secure Infrastructure as a Service (IaaS), private Cloud solutions, CloudMail and Storage as a Service (SaaS). To provide clients with uniquely differentiated offerings and expanded market coverage, GIS also collaborates with a select number of strategic partners. This collaboration helps CSC determine the best technology, road map and opportunities to differentiate solutions, augment capabilities, and jointly deliver impactful solutions. CSC seeks to capitalize on an emerging market trend - to rebundle the IT portfolio on virtualized infrastructure.

•
NPS – NPS delivers IT, mission, and operations-related services to the Department of Defense, civil agencies of the U.S. federal government, as well as other foreign, state and local government agencies. Commensurate with the Company's strategy, NPS is leveraging CSC's commercial best practices and next-generation technologies to bring scalable and more cost-effective IT solutions to government agencies that are seeking efficiency through innovation. Evolving government priorities such as: 1) IT efficiency, which includes data center consolidation and next-generation cloud technologies, 2) cyber security, 3) mission intelligence driven by big data solutions, and 4) health IT and informatics, drive demand for NPS offerings.

The following table summarizes the operating results by reportable segments. These results have been recast, from amounts previously reported, to reflect the change in the reportable segments as described above, and to reflect the discontinued operations of two businesses sold during fiscal 2014 and a business that CSC has committed to a plan to sell in fiscal 2014 (see Note 4).

Twelve Months Ended
(Amounts in millions)	GBS(2)	GIS	NPS(1)	Corporate	Eliminations	Total
March 28, 2014
Revenues	$4,414	$4,613	$4,099	$12	$(140)	$12,998
Operating income (loss)	547	342	501	(68)	—	1,322
Depreciation and amortization	152	704	148	14	—	1,018

March 29, 2013
Revenues	$4,917	$4,743	$4,662	$13	$(140)	$14,195
Operating income (loss)	379	125	490	(116)	—	878
Depreciation and amortization	176	722	158	14	—	1,070

March 30, 2012
Revenues	$4,877	$4,840	$4,880	$13	$(134)	$14,476
Operating income (loss)	(1,280)	(142)	104	(65)	—	(1,383)
Depreciation and amortization	203	763	159	16	—	1,141

(1)	The fiscal 2012 amounts include $42 million reduction of revenue and $269 million reduction in operating income as a result of the settlement of claims with the U.S. federal government (see Note 22).

(2)	The fiscal 2012 amounts include $204 million reduction of revenue and $1,485 million reduction of operating income as a result of the charge associated with the NHS contract (see Note 21).

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of consolidated operating (loss) income to (loss) income from continuing operations before taxes is as follows:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Operating income (loss)	$1,322	$878	$(1,383)
Corporate G&A	(263)	(293)	(219)
Interest expense	(147)	(183)	(174)
Interest income	16	22	38
Goodwill impairment	—	—	(2,745)
Other income (expense), net	(18)	25	(4)
Income (loss) from continuing operations before taxes	$910	$449	$(4,487)

During fiscal 2014, fiscal 2013, and fiscal 2012, the Company recorded certain pre-tax out of period adjustments which should have been recorded in prior fiscal years (See Note 2). The following tables summarize the effect of the pre-tax out of period adjustments on the Company's segment results for fiscal 2014, fiscal 2013 and fiscal 2012, if the adjustments had been recorded in the appropriate year.

Twelve Months Ended	GBS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted

March 28, 2014
Revenues	$4,414	$22	$4,436
Operating income	547	23	570
Depreciation and amortization	152	(1)	151

March 29, 2013
Revenues	$4,917	$(4)	$4,913
Operating loss	379	(27)	352
Depreciation and amortization	176	1	177

March 30, 2012
Revenues	$4,877	$46	$4,923
Operating income	(1,280)	49	(1,231)
Depreciation and amortization	203	—	203

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Twelve Months Ended	GIS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
March 28, 2014
Revenues	$4,613	$(1)	$4,612
Operating income	342	(4)	338
Depreciation and amortization	704	(1)	703

March 29, 2013
Revenues	$4,743	$2	$4,745
Operating income	125	12	137
Depreciation and amortization	722	(3)	719

March 30, 2012
Revenues	$4,840	$—	$4,840
Operating income	(142)	20	(122)
Depreciation and amortization	763	(1)	762

Twelve Months Ended	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
March 28, 2014
Revenues	$4,099	$—	$4,099
Operating income	501	(4)	497
Depreciation and amortization	148	—	148

March 29, 2013
Revenues	$4,662	$—	$4,662
Operating income	490	10	500
Depreciation and amortization	158	—	158

March 30, 2012
Revenues	$4,880	$5	$4,885
Operating income	104	10	114
Depreciation and amortization	159	—	159

Revenue by country is based on the location of the selling business unit. Property and equipment, total assets and capital expenditures (purchase of property and equipment) information is based on the physical location of the asset. Geographic revenue, property and equipment, net, total assets, and capital expenditures for the three years ended March 28, 2014, March 29, 2013, and March 30, 2012, are as follows:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 28, 2014
(Amounts in millions)	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$7,766	$1,699	$2,150	$1,383	$12,998
Property and Equipment, net	1,177	335	253	266	2,031
Total Assets	6,728	1,614	1,473	1,574	11,389
Capital Expenditures	333	89	85	88	595

	March 29, 2013
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$8,571	$1,729	$2,193	$1,702	$14,195
Property and Equipment, net	1,273	320	217	374	2,184
Total Assets	6,454	1,389	1,487	1,921	11,251
Capital Expenditures	290	70	80	128	568

	March 30, 2012
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$8,603	$1,576	$2,430	$1,867	$14,476
Property and Equipment, net	1,406	367	237	431	2,441
Total Assets	6,198	1,329	1,115	2,547	11,189
Capital Expenditures	444	77	90	218	829

The Company derives a significant portion of its revenues from departments and agencies of the U.S. federal government, which accounted for 30%, 31%, and 32% of the Company’s revenues for fiscal 2014, fiscal 2013, and fiscal 2012, respectively. At March 28, 2014 and March 29, 2013, approximately 25% and 30% of the Company’s net accounts receivables was due from the U.S. federal government. No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2014, fiscal 2013, or fiscal 2012.

Note 20 - Restructuring Costs

The Company recorded restructuring costs of $76 million, $264 million, and $140 million for fiscal years 2014, 2013, and 2012, respectively.

Fiscal 2013 Plan

In September 2012, the Company initiated restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan are to (i) further increase the use of lower cost off-shore resources, (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers and (iii) optimize utilization of facilities. Actions under the Fiscal 2013 Plan commenced in September 2012 and continued through fiscal 2014.

Total restructuring costs for the Fiscal 2013 Plan recorded during fiscal 2014 and 2013 were $74 million and $233 million, respectively, including pension benefit augmentations of $22 million and $21 million, respectively, that are owed to certain employees in accordance with legal or contractual obligations, and which will be paid out over several years as part of normal pension distributions. The total restructuring costs recorded during fiscal 2013 also included $17 million of professional fees incurred for restructuring related consultancy.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the restructuring liability for the Fiscal 2013 Plan as of March 28, 2014 is as follows:

(Amounts in millions)	Restructuring liability as of March 29, 2013	Costs expensed in fiscal 2014	Less: costs not affecting restructuring liability (1)	Cash paid	Other(3)	Restructuring liability as of March 28, 2014
Workforce reductions	$155	$63	$(22)	$(130)	$4	$70
Facilities costs	10	11	—	(8)	—	13
Other(2)	11	—	—	(11)	—	—
	$176	$74	$(22)	$(149)	$4	$83

(1)    Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.
(2)    Other direct costs associated with the restructuring program.
(3)    Foreign currency translation adjustments.

The composition of the restructuring liability for the Fiscal 2013 Plan as of March 29, 2013 was as follows:

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

Fiscal 2012 Plan

In March 2012, the Company initiated restructuring actions (the Fiscal 2012 plan) primarily impacting its former MSS segment. The objectives of the Fiscal 2012 plan were to (i) align the Company's workforce across various geographies with business needs, (ii) increase use of lower cost off-shore resources, and (iii) optimize utilization of facilities. Actions under the Fiscal 2012 plan commenced in March 2012 and were carried out in fiscal 2013 and fiscal 2014.

The restructuring costs for the Fiscal 2012 plan recorded during fiscal 2014, 2013, and 2012 were $2 million, $31 million, and $140 million, respectively, and were associated primarily with employee terminations. The net restructuring costs include pension benefit augmentations of $1 million and $20 million for fiscal 2013 and fiscal 2012, respectively, that were due to certain employees in accordance with legal or contractual obligations, which will paid out over several years as part of normal pension distributions. There were no pension benefit augmentations included in the fiscal 2014 restructuring costs.

The composition of the restructuring liability for the Fiscal 2012 plan as of March 28, 2014 is as follows:

(Amounts in millions)	Restructuring liability as of March 29, 2013	Costs expensed in fiscal 2014	Less: costs not affecting restructuring liability (1)	Cash paid	Other (2)	Restructuring liability as of March 28, 2014
Workforce reductions	$9	$2	$—	$(10)	$(1)	$—
Facilities costs	5	—	—	(3)	—	2
Total	$14	$2	$—	$(13)	$(1)	$2

(1) Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.
(2) Foreign currency translation adjustments and reclassification of $1 million to liabilities held for sale related to the small software business that CSC has committed to sell (see Note 4).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the restructuring liability for the Fiscal 2012 plan as of March 29, 2013 was as follows:

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
(2) Foreign currency translation adjustments

The composition of restructuring costs by segment for fiscal years 2014, 2013, and 2012 is as follows:

	Twelve Months Ended March 29, 2013
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
GBS (1)	$46	$87	$66
GIS (1)	28	142	73
NPS	2	13	1
Corporate	—	22	—
Total	$76	$264	$140

(1) Fiscal 2013 and fiscal 2013 amounts have been recast to reflect the change in CSC's reportable segments (see Note 19)

Of the total $85 million restructuring liability as of March 28, 2014, $83 million is included in accrued expenses and other current liabilities and $2 million is included in other long-term liabilities. Of the total $190 million restructuring liability as of March 29, 2013, $186 million was included in accrued expenses and other current liabilities and $4 million was included in other long-term liabilities.

Note 21 - Contract with the U.K. National Health Service

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

On August 31, 2012, the Company and the NHS entered into a binding interim agreement which was approved by all required U.K. government officials ("interim agreement contract change note" or "IACCN"). The IACCN amended the terms of the parties' then current contract under which the Company has developed and deployed an integrated patient records system using the Company's Lorenzo Regional Care software product. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain financial terms of the IACCN and provided for a change compensation payment by the NHS to the Company on that date in the amount of £10 million ($15 million) net of value added tax in full and final satisfaction of all costs and claims by CSC arising from changes to the Lorenzo software product that CSC delivered up to a certain version of the product. On October 4, 2013, the Company and the NHS finalized a full restatement of the contract through a "revised project agreement" (RPA). The RPA embodies and incorporates the principal terms of the IACCN and such letter agreement, makes certain other changes with respect the Company’s non-Lorenzo product deployments and consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. The RPA has been approved by all required U.K. government officials. Pursuant to the RPA, the parties have agreed to a mutual release of certain accrued claims under the contract through the date of the RPA, October 4, 2013.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.
The IACCN (and as now embodied in the RPA), created pricing and payment terms for the Lorenzo product and new terms under which trusts in the contract's NME region that choose the Lorenzo product can access central funds for its deployment, subject to business case justification and the overall availability of such funding. While the funding is provided by the NHS, there is a far greater degree of interaction with the trusts under the terms agreed in the IACCN (and as now embodied in the RPA), as the Company works with each individual trust to build a business case and seek NHS approval and central funding to proceed.

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

1.
The RPA provides that the NHS will no longer be subject to commitments to purchase additional volumes of non-Lorenzo products and will instead have a committed repurposed fund of the same value in the approximate amount of £47.5 million ($75 million) as of the October 4, 2013 RPA effective date. The NHS may, but has no obligation to, use the repurposed fund to purchase a wide range of services and solutions from CSC under the RPA other than new deployments of Lorenzo products. Except as noted in point 2 below, the existing estate of deployed non-Lorenzo products are not affected by the RPA.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period. As of March 28, 2014, the amount of deferred costs and deferred revenues was $14 million and $184 million, respectively.

Note 22 - Settlement of Claims with U.S. Government

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 23 - Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $280 million, $319 million, and $324 million, for the years ended March 28, 2014, March 29, 2013, and March 30, 2012, respectively. In addition, the Company also has $25 million of sublease income to be received through fiscal 2020.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 28, 2014, are as follows:

Fiscal Year
(Amounts in millions)	Real Estate	Equipment
2015	$170	$49
2016	130	32
2017	94	17
2018	61	7
2019	40	1
Thereafter	39	—
	$534	$106

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to five years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all or a portion of the shortfall. Minimum purchase commitments are $487 million in fiscal 2015, $419 million in fiscal 2016, $338 million in fiscal 2017, $175 million in fiscal 2018, $7 million in fiscal 2019, and $7 million thereafter.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of March 28, 2014, the Company had $82 million of outstanding letters of credit and $21 million of surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of March 28, 2014, the Company had $80 million of outstanding stand-by letters of credit. Generally, such guarantees have a one-year term and are renewed annually.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 28, 2014:

(Amounts in millions)	Fiscal 2015	Fiscal 2016	Fiscal 2017 and thereafter	Total
Surety bonds	$21	$—	$—	$21
Letters of credit	42	4	36	82
Stand-by letters of credit	68	—	12	80
Total	$131	$4	$48	$183

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

Contingencies

The Company has a contract with the NHS to develop and deploy an integrated patient records system as a part of the U.K. Government's NHS IT program. On August 31, 2012, the Company and NHS entered into a binding interim agreement contract change note, or IACCN, which amended the terms of the then current contract and formed the basis on which the parties finalized a full restatement of the contract. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain terms of the IACCN. On October 4, 2013, the Company and NHS finalized a full restatement of the contract through a revised project agreement (RPA). The RPA embodies and incorporates the principal terms of the IACCN and such letter agreement, makes certain other changes with respect the Company’s non-Lorenzo product deployments and consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. See Note 21 for further information relating to foregoing matters.

As previously disclosed, the Company initiated an investigation into out of period adjustments resulting from certain accounting errors in its former MSS segment, primarily involving accounting irregularities in the Nordic region. Initially, the investigation was conducted by Company personnel, but outside Company counsel and forensic accountants

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to the matters noted above, the SEC's Division of Enforcement is continuing its investigation involving its concerns with certain of the Company's prior disclosures and accounting determinations with respect to the Company's contract with the NHS and the possible impact of such matters on the Company's financial statements for years prior to the Company's current fiscal year. The Company and the Audit Committee and its independent counsel are continuing to respond to SEC questions and to cooperate with the SEC's Division of Enforcement in its investigation of prior disclosures and accounting determinations with respect to the Company's contract with the NHS. The SEC's investigative activities are ongoing.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the Commission file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the Commission that such an action should not be brought. The Company has been availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by the Company Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014 and a supplemental submission on April 9, 2014. The Company, through outside counsel, has been in continuing discussions with the SEC Enforcement Staff concerning a potential resolution of the staff’s investigation involving the Company. However, to date those discussions have not resulted in a resolution. The Company is unable to estimate with

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows. The Company is unable to estimate with confidence or certainty any possible loss or range of loss associated with these matters at this time. See Note 2 for further information.

Between June 3, 2011, and July 21, 2011, four putative class action complaints were filed in the United States District Court for the Eastern District of Virginia, entitled City of Roseville Employee's Retirement System v. Computer Sciences Corporation, et al. (No. 1:11-cv-00610-TSE-IDD), Murphy v. Computer Sciences Corporation, et al. (No. 1:11-cv-00636-TSE-IDD), Kramer v. Computer Sciences Corporation, et al. (No. 1:11-cv-00751-TSE-IDD) and Goldman v. Computer Sciences Corporation, et al. (No. 1:11-cv-777-TSE-IDD). On August 29, 2011, the four actions were consolidated as In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) and Ontario Teachers' Pension Plan Board was appointed lead plaintiff. A consolidated class action complaint was filed by plaintiff on September 26, 2011, and names as defendants CSC, Michael W. Laphen, Michael J. Mancuso and Donald G. DeBuck. A corrected complaint was filed on October 19, 2011. The complaint alleges violations of the federal securities laws in connection with alleged misrepresentations and omissions regarding the business and operations of the Company. Specifically, the allegations arise from the Company's disclosure of the Company's investigation into certain accounting irregularities in the Nordic region and its disclosure regarding the status of the Company's agreement with the NHS. Among other things, the plaintiff sought unspecified monetary damages. The plaintiff filed a motion for class certification with the court on September 22, 2011, and the defendants filed a motion to dismiss on October 18, 2011. A hearing was held on November 4, 2011. On August 29, 2012, the court issued a Memorandum Opinion and Order granting in part and denying in part the motion to dismiss. The court granted the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's operations in the Nordic Region. The court granted in part and denied in part the motion to dismiss with respect to the plaintiff's claims in connection with alleged misrepresentations and omissions concerning the Company's internal controls and the Company's contract with the NHS. The court also granted the plaintiff leave to amend its complaint by September 12, 2012, and maintained the stay of discovery until the sufficiency of the amended complaint had been decided. The court further denied plaintiff's motion for class certification without prejudice. On September 12, 2012, the plaintiff filed a notice advising the Court that it had determined not to amend its complaint and renewed its motion for class certification. On September 21, 2012, the court issued an Order setting the hearing on the motion for class certification for October 12, 2012, directing the parties to complete discovery by January 11, 2013 and scheduling the final pretrial conference for January 17, 2013. On October 9, 2012, the defendants filed their answer to the plaintiff's complaint. On October 12, 2012, the hearing on the motion for class certification was rescheduled to November 1, 2012. On October 31, 2012, the parties filed a joint motion with the court requesting that the hearing on the motion for class certification be rescheduled to a later date. On November 1, 2012, the court issued an order setting the hearing for class certification for November 15, 2012. On November 30, 2012, the court granted plaintiff's motion for class certification. On December 14, 2012, defendants filed with the Fourth Circuit a petition for permission to appeal the class certification order pursuant to Federal Rule of Civil Procedure 23(f). Plaintiff's response to the petition was filed on February 20, 2013. On March 5, 2013, the Fourth Circuit denied the petition for permission to appeal the class certification order. On December 14, 2012, the court issued an order extending the expert discovery deadline to February 25, 2013. On December 20, 2012, the court issued an order extending the fact discovery deadline to February 11, 2013 and the expert discovery deadline to March 25, 2013. On January 13, 2013, the court issued an order extending the expert discovery deadline to April 1, 2013. Motions for summary judgment were filed on March 18, 2013. On May 15, 2013, the Company entered into a stipulation and agreement of settlement with the lead plaintiff to settle all claims in the lawsuit for $97.5 million, which was accrued for as of March 29, 2013 and included in accrued expenses and other current liabilities on the Company's Consolidated Balance Sheet. As of March 29, 2013, the Company has also recorded a receivable of $45 million, which represents the amount recoverable under the Company's corporate insurance policies, and is included in receivables on the Company's Consolidated Balance Sheet. The amounts due from the insurance companies were received during fiscal 2014. The agreement was subject to approval by the court. On May 24, 2013, the Court entered a Preliminary Approval Order Providing for Notice and Hearing in Connection with Proposed Class Action Settlement. On September 19, 2013, a Settlement Hearing was held before the Court. On September 20, 2013, the Court entered a Final Order and Judgment, which, among other things, approved the Settlement in all respects.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 13, 2011, a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 13376) was filed in Circuit Court of Fairfax County, Virginia, against Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant asserting claims for breach of fiduciary duty and contribution and indemnification relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, and the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls. The plaintiff sought damages, injunctive relief and attorneys' fees and costs. On October 24, 2011, the defendants removed the action to the United States District Court for the Eastern District of Virginia. On November 23, 2011, the plaintiff filed a motion to remand the case to state court. Argument was held on December 15, 2011. During argument the plaintiff voluntarily dismissed his complaint without prejudice to refiling the action in state court. The Court granted the plaintiff's request, dismissed the complaint without prejudice and denied the motion to remand as moot. On December 22, 2011, the plaintiff refiled his complaint in Circuit Court of Fairfax County, Virginia in a shareholder derivative action entitled Che Wu Hung v. Michael W. Laphen, et al. (CL 2011 18046). Named as defendants are Michael W. Laphen, Michael J. Mancuso, the members of the Audit Committee and the Company as a nominal defendant. The complaint asserts claims for (i) breach of fiduciary duty relating to alleged failure by the defendants to disclose accounting and financial irregularities in the MSS segment, primarily in the Nordic region, the Company's performance under the NHS agreement and alleged failure to maintain effective internal controls and (ii) corporate waste. The plaintiff sought damages, injunctive relief and attorneys' fees and costs. On April 6, 2012, the state court stayed the action until the earlier of (i) entry of an order on the pending motion to dismiss In re Computer Sciences Corporation Securities Litigation (No. 1:11-cv-610-TSE-IDD) or (ii) July 5, 2012. On July 20, 2012, the state court renewed the stay until the earlier of (i) entry of an order on the pending motion to dismiss in In re Computer Sciences Corporation Securities Litigation or (ii) October 18, 2012. The stay expired on August 30, 2012 with the entry of the court's order in In re Computer Sciences Corporation Securities Litigation. On October 19, 2012, upon the joint motion of the parties, the state court issued an order staying the action while discovery proceeded in In re Computer Sciences Corporation Securities Litigation. The order required defendants to provide to the plaintiff certain of the discovery produced in the federal action. On May 10, 2013, the court continued the stay to May 31, 2013 upon joint motion of the parties. On June 1, 2013, the parties filed a joint motion to continue the stay. On June 28, 2013, the court denied the joint motion to continue the stay and set the matter for trial on January 6, 2014. On August 9, 2013, the plaintiff filed an amended complaint, which named as defendants Messrs. Laphen and Mancuso, members of the Company’s Board of Directors and the Company as a nominal defendant. On August 23, 2013, the parties, as well as the parties to the Bainto and Himmel cases, entered into a stipulation of settlement, which, if approved by the court, would require CSC to implement or maintain corporate governance reforms and pay to plaintiffs’ counsel an attorney fee and expense amount of $2 million and would release the claims asserted in the Hung, Bainto, Himmel and Morefield cases. The settlement was subject to approval by the Nevada state court. In accordance with the terms of the stipulation of settlement, on August 28, 2013, the plaintiff filed a motion for nonsuit, which was entered by the Virginia state court on September 11, 2013. On September 27, 2013, the Nevada state court entered an Order Preliminarily Approving Derivative Settlement and Providing for Notice. The Order scheduled a Settlement Hearing for November 6, 2013. On November 6, 2013, the Nevada state court entered a Final Judgment and Order of Dismissal with Prejudice, which, among other things, approved the settlement in all respects.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the State’s refusal to amend the MERP contract and equitably adjust the compensation to be paid to the Company and, in accordance with prescribed State statutes and regulations, the Company timely filed a certified contract claim with the State in the total estimated amount of approximately $61 million on September 27, 2013 (Contract Claim #1). On February 14, 2014, the Company filed Contract Claim #1A, which amends Contract Claim #1, to a claim of approximately $34 million. The Company believes it has valid and reasonable factual and legal bases for Contract Claims #1 and 1A, and that the circumstances that have led or will lead to the Company’s additional costs set forth in Contract Claims #1 and 1A were unforeseen as of the operative proposal submission dates and are not the result of deficiencies in

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CSC’s performance. However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention should an appeal of the State's denial of Contract Claims #1 and 1A be litigated before the Maryland State Board of Contract Appeals (the Board).

On February 19, 2014, the State provided a recommended decision denying Contract Claims #1 and 1A to the Company. The February 19, 2014 recommended decision was not a final agency determination on the claims. On April 29, 2014, the State provided a final decision, dated April 25, 2014, denying the claims to the Company. The Company has 30 days from the receipt of the final decision to file a Notice of Appeal with the Board, which has exclusive initial jurisdiction of State contract claims concerning breach, performance, modification, or termination of contracts procured under Title II of Maryland's General Procurement Law. The Company intends to file an appeal within the allotted time.

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

Note 24 - Subsequent Events

On May 8, 2014, CSC’s Board of Directors approved a 15% increase to the Company’s quarterly common stock dividend to $0.23 per share.

Additionally, on May 8, 2014, CSC's Board of Directors authorized a new $1.5 billion share repurchase program.

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2014(2)
(Amounts in millions, except per-share amounts)	1st Quarter(3)	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,254	$3,187	$3,228	$3,329
Costs of services (excludes depreciation and amortization and restructuring costs of $7, $17, $4, and $42 for the first, second, third, and fourth quarter, respectively, of fiscal 2014)	2,456	2,338	2,362	2,411
Restructuring costs	7	15	11	43
Income from continuing operations before taxes	211	216	221	262
Income from continuing operations, net of taxes	145	146	151	179
Income from discontinued operations, net of taxes	14	63	(5)	(3)
Net income attributable to CSC common shareholders	156	203	141	174

Earnings per common share continuing operations(1)
Basic
Income from continuing operations	$0.95	$0.95	$0.99	$1.21
Income from discontinued operations	$0.09	$0.42	$(0.03)	$(0.02)
Diluted
Income from continuing operations	$0.93	$0.93	$0.98	$1.19
Income from discontinued operations	$0.09	$0.41	$(0.04)	$(0.02)

	Fiscal 2013(2),(3)
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,628	$3,528	$3,536	$3,503
Costs of services (excludes depreciation and amortization and restructuring costs of $27, $56, $18, and $137 for the first, second, third, and fourth quarter, respectively, of fiscal 2013)	2,967	2,713	2,767	2,653
Restructuring costs	27	58	26	153
Income from continuing operations before taxes	40	162	144	103
Income from continuing operations, net of taxes	21	116	114	247
Income from discontinued operations, net of taxes	21	22	399	39
Net income attributable to CSC common shareholders	40	130	510	281

Earnings per common share continuing operations(1)
Basic
Income from continuing operations	$0.12	$0.70	$0.72	$1.58
Income from discontinued operations	$0.14	$0.14	$2.57	$0.26
Diluted
Income from continuing operations	$0.12	$0.69	$0.71	$1.56
Income from discontinued operations	$0.14	$0.14	$2.56	$0.25

(1)
Quarterly earnings per share (EPS) amounts may not total to the full year EPS. EPS is calculated based on weighted average shares outstanding for the period. Quarterly weighted average shares may not equal the full year weighted average shares for the fiscal year.

(2)
As discussed in Note 2, the Company recorded various out of period adjustments in fiscal 2014 and fiscal 2013. The additional tables below reflect the net effect on the reported amounts above if the adjustments had been reported in the appropriate quarter.

(3)
Amounts for the first quarter of fiscal 2014 and all the quarters of fiscal 2013 have been recast to present discontinued operations for divestitures of two businesses in fiscal 2014, and a business that CSC has committed to a plan to sell in fiscal 2014.

The following tables show the net effect of the out of period adjustments on selected quarterly reported amounts:

Increase (Decrease)	Fiscal 2014
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$19	$12	$(6)	$(4)
Costs of services (excludes depreciation and amortization and restructuring costs of $7, $17, $4, and $42 for the first, second, third, and fourth quarter, respectively, of fiscal 2014)	34	(16)	7	(2)
Income from continuing operations before taxes	(21)	32	(12)	(1)
Net income attributable to CSC common shareholders	(5)	37	(8)	(6)

Earnings per common share continuing operations
Basic	$(0.03)	$0.25	$(0.05)	$(0.04)
Diluted	$(0.03)	$0.25	$(0.05)	$(0.04)

Increase (Decrease)	Fiscal 2013
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5	$5	$—	$(12)
Costs of services (excludes depreciation and amortization and restructuring costs of $27, $56, $18, and $137 for the first, second, third, and fourth quarter, respectively, of fiscal 2013)	(3)	12	2	(24)
Income (loss) from continuing operations before taxes	3	—	—	7
Net income (loss) attributable to CSC common shareholders	(1)	(2)	(33)	14

Earnings (loss) per common share continuing operations
Basic	$(0.01)	$0.01	$(0.01)	$(0.04)
Diluted	$(0.01)	$0.01	$(0.01)	$(0.04)

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)	Balance, beginning of period	Charged to cost and expenses	Other(1)	Deductions	Balance, end of period
For the year ended March 28, 2014:
Allowance for doubtful receivables	$48	$4	$(2)	$(2)	$48
For the year ended March 29, 2013:
Allowance for doubtful receivables	51	16	(1)	(18)	48
For the year ended March 30, 2012:
Allowance for doubtful receivables	46	18	10	(23)	51

(1)	Includes balances from acquisitions and changes in foreign currency exchange rates.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of March 28, 2014 to ensure (i) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2014.

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

As of the end of the Company’s fiscal year 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of March 28, 2014, was effective.

The Company’s internal control over financial reporting as of March 28, 2014, has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on page 152.

Date: May 22, 2014

Changes in Internal Controls Over Financial Reporting

There were no changes in internal controls during the quarter ended March 28, 2014, which materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Computer Sciences Corporation
Falls Church, Virginia

We have audited the internal control over financial reporting of Computer Sciences Corporation and subsidiaries (the "Company") as of March 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended March 28, 2014 of the Company and our report dated May 22, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
May 22, 2014

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers of the Company is included in Part I under the caption “Executive Officers of the Registrant.” Other information required by this Item will appear in the Proxy Statement under the headings “Proposal 1-Election of Directors”; "Additional Information-Section 16(a) Beneficial Ownership Reporting Compliance"; “Corporate Governance”; and “Additional Information-Business for 2014 Annual Meeting,” which sections are incorporated herein by reference.

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

The following table gives information about our Common Stock that may be issued under our equity compensation plans as of March 28, 2014. See Note 16, “Stock Incentive Plans,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,201,498	$32.24	18,208,257	[1]
Equity compensation plans not approved by security holders	—	—	—
Total	13,201,498		18,208,257

1Includes 3,000 shares available for future issuance under the 2006 Non-Employee Director Incentive Plan. This plan permits shares to be issued pursuant to stock options, restricted stock, and RSUs. Includes 194,400 shares available for future issuance under the 2010 Non-Employee Director Incentive Plan. This plan permits shares to be issued pursuant to RSUs and restricted stock.

Includes 1,148,848 and 2,899,014 shares available for future issuance under the 2004 and 2007 Incentive Plans, respectively. Each of these plans permits shares to be issued pursuant to stock options, restricted stock or RSUs, or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs or any combination of the foregoing. Of the shares available for issuance under the 2007 plan, 2,899,014 shares are available for future grant as stock options with each option granted counted as one share against the available shares under such plan or assuming no options are granted, 1,449,507 shares are available for future awards of restricted stock or RSUs, after giving effect to the requirement set forth in the 2007 plan that a grant of one share of restricted stock or one RSU be counted as two shares against the available shares under such plan.

Includes 13,962,995 shares available for future granting under the 2011 Omnibus Incentive Plan. This plan permits shares to be issued pursuant to stock options, restricted stock or RSUs, or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs or any combination of the foregoing. Of the shares available for issuance under the 2011 Omnibus Incentive Plan, 13,962,995 shares are available for future grant as stock options with each option granted counted as one share against the available shares under such plan or assuming no options are granted, 6,981,497 shares are available for future awards of restricted stock or RSUs, after giving effect to the requirement set forth in the 2011 Omnibus Incentive Plan that a grant of one share of restricted stock or one RSU be counted as two shares against the available shares under such plan.

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

Item 15. Exhibits, Financial Schedules
(1) and (2) Consolidated Financial Statements and Financial Statement Schedule
These documents are included in the response to Item 8 of this report. See the index on page 62.

(3) Exhibits
The following exhibits are filed with this report or incorporated by reference to other filings listed on the Exhibit Index.

Exhibit Number	Description of Exhibit
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (filed on April 5, 2011) (file number 11739300))

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010 (filed August 11, 2010) (file number 101007138))

3.2
Amended and Restated Bylaws dated as of February 7, 2012 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (filed May 29, 2012) (file number 12874585))

3.3
Certificate of Amendment to the Amended and Restated Bylaws, dated August 7, 2012 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed August 10, 2012) (file number 121024334))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file number 081071955))

4.2
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.3
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.4
2.500% Senior Note due 2015 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.5
4.450% Senior Note due 2022 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

10.1
Credit Agreement, dated as of October 11, 2013, among the Company, certain subsidiaries of the Company from time to time party thereto, the financial institutions listed therein, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed October 17, 2013) (file number 001-04850))

10.2
Asset Purchase Agreement, dated as of December 1, 2012, by and among Computer Sciences Corporation, CSC Credit Services, Inc., Equifax Inc. and Equifax Information Services LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed December 3, 2012) (file number 121236237))

10.3
Term Loan Agreement, dated as of September 18 , 2012, by and between the Company, the financial institutions named therein, as lenders, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K) (filed September 19, 2012) (file number 121100352)

10.4	Credit Agreement dated as of March 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K) (filed March 22, 2011) (file number 11704203)
10.5
1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998) (filed August 14, 1998) (file number 98687059)

10.6
2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001) (filed June 29, 2001) (file number 1672145)

10.7
2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004) (filed June 30, 2004) (file number 04890067)

10.8
2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007) (filed June 29, 2007) (file number 07948632)

10.9
2011 Omnibus Incentive Plan(1), as amended and restated effective May 14, 2013 (incorporated by reference to Appendix C to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2013) (filed June 28, 2013) (file number 13940391)

10.10
Form of Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.11
Form of Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.12
Form of Stock Option Award Agreement under the 2004 Incentive Plan(1) (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.13
Form of International Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.14
Form Stock Option Schedule for United Kingdom Employees under the 2001 Employee Incentive Plan(1) (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

10.15
Form of Restricted Stock Agreements for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005) (filed August 5, 2005) (file number 051002523)

10.16
Form of Service Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.17
Form of Performance Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.18
Form of Performance Based Restricted Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan(1) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.19
Form of Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.20
Form of Career Shares Restricted Stock Unit Award Agreement with J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.21
Form of Career Shares Restricted Stock Unit Award Agreement with Paul N. Saleh(1) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.22
Form of Career Shares Restricted Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan(1) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.23
Form of Career Shares Restricted Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan(1) (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.24
Form of International Service Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

10.25
Form of International Performance Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

10.26
Form of International Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) filed August 10, 2011) (file number 111024699)

10.27
Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2009) (filed May 29, 2009) (file number 09858607)

10.28
Supplemental Executive Retirement Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K) (filed December 4, 2007) (file number 071283050)

10.29
First Amendment to Supplemental Executive Retirement Plan(1) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31 , 2013) (file number 131180353)

10.30
Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K) (filed December 4, 2007) (file number 071283050)

10.31
First Amendment to the Supplemental Executive Retirement Plan No. 2(1) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31, 2013) (file number 131180353)

10.32	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K) (filed December 4, 2007) (file number 071283050)
10.33
First Amendment to the Excess Plan(1) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31, 2013) (file number 131180353)

10.34
Employment Agreement, dated February 7, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 7, 2012) (filed February 8, 2012) (file number 12581529)

10.35
Service Based Inducement Restricted Stock Unit Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012) (filed May 29, 2012) (file number 12874585)

10.36
Fiscal Year 2013 CEO Stock Option Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012) (filed May 29, 2012) (file number 12874585)

10.37
Fiscal Year 2014 CEO Stock Option Award Agreement, dated May 20, 2013, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.38
Service Based Inducement Restricted Stock Unit Award Agreement, dated June 15, 2012, between the Company and Paul N. Saleh(1) (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file number 121016715)

10.39
Form of Performance Based Restricted Stock Unit Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file number 121016715)

10.40
Form of International Performance Based Restricted Stock Unit Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file number 121016715)

10.41
Deferred Compensation Plan, amended and restated effective December 31, 2012(1) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2012) (filed February 6, 2013) (file number 13575189)

10.42	First Amendment to Deferred Compensation Plan(1) (filed herewith)
10.43
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 28, 2007) (filed November 1, 2007) (file number 071207160)

10.44
First Amendment to the Severance Plan for Senior Management and Key Employees(1) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31, 2013) (file number 131180353)

10.45
Form of Indemnification Agreement for officers and directors(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 2010) (filed February 22, 2010) (file number 10622679)

10.46
2010 Non-Employee Director Stock Incentive Plan(1), as amended and restated effective May 24, 2013 (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2013) (filed June 28, 2013) (file number 13940391)

10.47
1997 Nonemployee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997) (filed July 2, 1997) (file number 97635310)

10.48
2006 Nonemployee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006) (filed June 22, 2006) (file number 06918523)

10.49
Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005) (filed August 5, 2005) (file number 051002523)

10.50
Form of Amendment to Restricted Stock Unit Agreement for directors (1) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 5, 2005) (filed December 6, 2005) (file number 051246311)

10.51
Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
21	Significant Active Subsidiaries and Affiliates of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1
Revised Financial Information Disclosure as a result of the Company's restructuring (incorporated by reference to Exhibits 99.01, 99.02 and 99.03 to the Company's Current Report on Form 8-K dated December 16, 2008) (filed December 16, 2008) (file number 081252513)

99.2
Revised Financial Information Disclosure as a result of the Company's fiscal 2014 divestitures and change in reportable segments (incorporated by reference to Exhibits 99.1 and 99.2 to the Company's Current Report on Form 8-K dated February 7, 2014) (file number 14584785)

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

COMPUTER SCIENCES CORPORATION

Dated:	May 22, 2014	By:	/s/ J. Michael Lawrie
		Name:	J. Michael Lawrie
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Lawrie	President, Chief Executive Officer and Director	May 22, 2014
J. Michael Lawrie	(Principal Executive Officer)

/s/ Paul N. Saleh	Executive Vice President and Chief Financial Officer	May 22, 2014
Paul N. Saleh	(Principal Financial Officer)

/s/ Thomas R. Colan	Vice President and Controller	May 22, 2014
Thomas R. Colan	(Principal Accounting Officer)

/s/ Rodney F. Chase	Chairman of the Board of Directors	May 22, 2014
Rodney F. Chase

/s/ David J. Barram	Director	May 22, 2014
David J. Barram

/s/ Erik Brynjolfsson	Director	May 22, 2014
Erik Brynjolfsson

/s/ Judith R. Haberkorn	Director	May 22, 2014
Judith R. Haberkorn

/s/ Nancy Killefer	Director	May 22, 2014
Nancy Killefer

/s/ Brian P. MacDonald	Director	May 22, 2014
Brian P. MacDonald

/s/ Chong Sup Park	Director	May 22, 2014
Chong Sup Park

/s/ Lawrence A. Zimmerman	Director	May 22, 2014
Lawrence A. Zimmerman