Form 10-Q
period 2014-07-04
COMPUTER SCIENCES CORP
filed 2014-08-12
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 4, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
145,064,452 shares of Common Stock, $1.00 par value, were outstanding on July 25, 2014.

i

PART I. ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended
(Amounts in millions, except per-share amounts)	July 4, 2014	June 28, 2013

Revenues	$3,237	$3,254

Costs of services (excludes depreciation and amortization and restructuring costs of $8 and $7 for the first quarter of fiscal 2015 and 2014, respectively)	2,364	2,437
Selling, general and administrative (excludes restructuring costs of $2 and $0 for the first quarter of fiscal 2015 and 2014, respectively)	344	288
Depreciation and amortization	272	254
Restructuring costs	10	7
Interest expense	39	39
Interest income	(5)	(4)
Other income, net	(1)	(1)
Total costs and expenses	3,023	3,020

Income from continuing operations before taxes	214	234
Taxes on income	55	73
Income from continuing operations	159	161
(Loss) income from discontinued operations, net of taxes	(8)	16
Net income	151	177
Less: net income attributable to noncontrolling interest, net of tax	5	3
Net income attributable to CSC common stockholders	$146	$174

Earnings (loss) per common share
Basic:
Continuing operations	$1.06	$1.05
Discontinued operations	(0.06)	0.11
	$1.00	$1.16
Diluted:
Continuing operations	$1.03	$1.03
Discontinued operations	(0.05)	0.11
	$0.98	$1.14

Cash dividend per common share	$0.23	$0.20

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended
(Amounts in millions)	July 4, 2014	June 28, 2013

Net income	$151	$177

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	34	(83)
Gain (loss) on foreign currency forward and option contracts	(1)	—
Pension and other postretirement benefit plans	(1)	(1)
Other comprehensive income (loss), net of taxes	32	(84)

Comprehensive income	183	93
Less: comprehensive income attributable to noncontrolling interest, net of taxes	5	3
Comprehensive income attributable to CSC common stockholders	$178	$90

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per-share data)	July 4, 2014	March 28, 2014

ASSETS
Cash and cash equivalents	$2,440	$2,443
Receivables, net of allowance for doubtful accounts of $47 (fiscal 2015) and $48 (fiscal 2014)	2,751	2,759
Prepaid expenses and other current assets	458	426
Total current assets	5,649	5,628

Property and equipment, net of accumulated depreciation of $3,658 (fiscal 2015) and $3,620 (fiscal 2014)	1,936	2,031
Software, net of accumulated amortization of $1,730 (fiscal 2015) and $1,680 (fiscal 2014)	813	650
Outsourcing contract costs, net of accumulated amortization of $1,083 (fiscal 2015) and $1,038 (fiscal 2014)	396	427
Goodwill, net	1,673	1,667
Other assets	953	986
Total Assets	$11,420	$11,389

LIABILITIES
Short-term debt and current maturities of long-term debt	$685	$681
Accounts payable	378	394
Accrued payroll and related costs	607	592
Accrued expenses and other current liabilities	1,001	1,094
Deferred revenue and advance contract payments	672	624
Income taxes payable and deferred income taxes	68	77
Total current liabilities	3,411	3,462

Long-term debt, net of current maturities	2,194	2,207
Income tax liabilities and deferred income taxes	568	557
Other long-term liabilities	1,209	1,219

EQUITY
Common stock, par value $1 per share; authorized 750,000,000; issued 154,829,136 (2015) and 154,720,451 (2014)	155	155
Additional paid-in capital	2,383	2,304
Earnings retained for use in business	1,596	1,592
Accumulated other comprehensive income	311	279
Less common stock in treasury, at cost, 9,417,547 (2015) and 9,149,009 shares (2014)	(434)	(418)
Total CSC stockholders’ equity	4,011	3,912
Noncontrolling interest in subsidiaries	27	32
Total Equity	4,038	3,944
Total Liabilities and Equity	$11,420	$11,389

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(Amounts in millions)	July 4, 2014	June 28, 2013
Cash flows from operating activities:
Net income	$151	$177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272	255
Stock-based compensation	19	17
Gain on dispositions	(20)	(25)
Excess tax benefit from stock based compensation	(9)	(3)
Unrealized foreign currency exchange gain	4	(12)
Other non cash charges, net	10	4
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in assets	(19)	34
Decrease in liabilities	(135)	(234)
Net cash provided by operating activities	273	213

Cash flows from investing activities:
Purchases of property and equipment	(102)	(101)
Payments for outsourcing contract costs	(14)	(20)
Software purchased and developed	(52)	(47)
Proceeds from business dispositions	5	56
Proceeds from sale of assets	49	8
Other investing activities, net	—	3
Net cash used in investing activities	(114)	(101)

Cash flows from financing activities:
Repayment of borrowings under lines of credit	(17)	—
Principal payments on long-term debt	(84)	(60)
Proceeds from stock options and other common stock transactions	88	16
Excess tax benefit from stock-based compensation	9	3
Repurchase of common stock	(148)	(127)
Dividend payments	(29)	(30)
Other financing activities, net	—	(9)
Net cash used in financing activities	(181)	(207)
Effect of exchange rate changes on cash and cash equivalents	19	(30)
Net decrease in cash and cash equivalents	(3)	(125)
Cash and cash equivalents at beginning of year	2,443	2,054
Cash and cash equivalents at end of period	$2,440	$1,929

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 28, 2014	154,721	$155	$2,304	$1,592	$279	$(418)	$3,912	$32	$3,944
Net income				146			146	5	151
Other comprehensive income					32		32		32
Stock-based compensation expense			19				19		19
Acquisition of treasury stock						(16)	(16)		(16)
Stock option exercises and other common stock transactions	2,516	2	100				102		102
Share repurchase program	(2,408)	(2)	(40)	(108)			(150)		(150)
Cash dividends declared				(34)			(34)		(34)
Noncontrolling interest distributions and other								(10)	(10)
Balance at July 4, 2014	154,829	$155	$2,383	$1,596	$311	$(434)	$4,011	$27	$4,038

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 29, 2013	158,984	$159	$2,167	$1,101	$108	$(401)	$3,134	$26	$3,160
Net income				174			174	3	177
Other comprehensive loss					(84)		(84)		(84)
Stock-based compensation expense			17				17		17
Acquisition of treasury stock						(6)	(6)		(6)
Stock option exercises and other common stock transactions	770	1	15				16		16
Share repurchase program	(2,829)	(3)	(41)	(83)			(127)		(127)
Cash dividends declared				(30)			(30)		(30)
Noncontrolling interest distributions and other				2			2	(9)	(7)
Balance at June 28, 2013	156,925	$157	$2,158	$1,164	$24	$(407)	$3,096	$20	$3,116

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the interim period unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarters ended July 4, 2014 and June 28, 2013, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Condensed Financial Statements and the accompanying notes. It is recommended that these unaudited Consolidated Condensed Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014 (fiscal 2014). In the opinion of management, the unaudited Consolidated Condensed Financial Statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year ending April 3, 2015 (fiscal 2015).

The Company reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date. As a result, the first quarter of fiscal 2015 was a fourteen week quarter.

During the first quarter of fiscal 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-employment benefit plans (see Note 2). These changes have been reported through retrospective application of the new accounting methods to all periods presented. As a result, the unaudited Consolidated Condensed Statements of Operations, of Comprehensive Income (Loss), of Cash Flows, and of Changes in Equity for the quarter ended June 28, 2013, the Consolidated Condensed Balance Sheet for the year ended March 28, 2014, and all related footnotes have been recast from those presented in the previously filed Form 10-Q and 10-K to reflect this change (see Note 2).

Effective fiscal 2015, the Company changed its inter-company accounting policy. Previously, inter-company transactions between segments were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost offsets. The new inter-company policy has been applied retrospectively, adjusting the segment results for all prior periods (see Note 15).

The Company's income from continuing operations, before taxes and noncontrolling interest, and diluted earnings per share (EPS) from continuing operations, included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method, for the quarters ended July 4, 2014 and June 28, 2013.

	Quarter Ended
(Amounts in millions, except per-share data)	July 4, 2014	June 28, 2013
Gross favorable	$29	$17
Gross unfavorable	(10)	(9)
Total net adjustments, before taxes and non-controlling interest	$19	$8

Impact on diluted EPS from continuing operations	$0.06	$0.02

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the United States (U.S.) and other governments, that are expected to be collected after one year totaled $50 million and $46 million as of July 4, 2014 and March 28, 2014, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Depreciation expense was $169 million and $168 million for the quarters ended July 4, 2014 and June 28, 2013, respectively.

Note 2 - Defined Benefit Pension Plan Accounting Policy Changes

During the first quarter of fiscal 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-retirement benefit plans and the calculation of expected return on pension plan assets. Historically, the Company recognized actuarial gains and losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligations (the “corridor”) as a component of accumulated other comprehensive loss in its Consolidated Condensed Balance Sheets and, depending on the benefit plan, the Company amortized these gains and losses to earnings either over the remaining average service period for the active participants or over the average remaining life expectancy of the inactive participants. Additionally, for the Company’s U.S. plans and the Australian plan, the Company previously used a calculated value for the market-related valuation of pension plan assets, reflecting changes in the fair value of plan assets over a three-year and a one-year period, respectively. Under the Company’s new accounting policies, the Company recognizes changes in actuarial gains and losses and the changes in fair value of plan assets in earnings at the time of plan remeasurement, typically annually during the fourth quarter of each year as a component of net periodic benefit expense (and the Company no longer applies a corridor and, therefore, no longer defers any gains or losses). The new accounting policies result in the changes in actuarial gains and losses and the changes in fair value of plan assets being recognized in earnings in the year they occur, rather than amortized over time, and therefore recognized earlier than under the Company’s previous methods of accounting. The Company believes the new pension accounting policies are preferable as they recognize the effects of plan investment performance, interest rate changes, changes in actuarial assumptions as a component of earnings in the year in which they occur rather than amortized over time, and additionally, conform all plans to a consistent policy for determining market-related value of plan assets. These changes have been reported through retrospective application of the new accounting methods to all periods presented. The remaining components of pension/postretirement expense, primarily current period service and interest costs and expected return on plan assets, will continue to be recorded on a quarterly basis. The cumulative effect of the retrospective application of new accounting policies was a decrease of $1.5 billion in retained earnings and a corresponding decrease in accumulated other comprehensive losses, as of the beginning of fiscal 2014.

In addition to the above mentioned accounting policy changes, the Company also changed the way in which it allocates the elements of net periodic pension (benefit) cost to its reportable segments to be aligned with changes in how the Company's chief operating decision maker evaluates segment performance. Historically, total net periodic pension (benefit) cost, including the amortization of deferred actuarial losses/(gains) and changes in fair value of plan assets were reported within operating income, as defined by the Company, and fully allocated to reportable segments. Under the new allocation approach, the net actuarial gains and losses component of the net periodic pension (benefit) cost are excluded entirely from the Company’s definition of operating income and not allocated to the reportable segments. All of the other elements of net periodic pension (benefit) cost, excluding actuarial gains and losses, will continue to be included within operating income of the Company’s reportable segments. The Company has applied the change in the allocation approach retrospectively, adjusting segment reporting for all prior periods presented (see Note 15).

The following tables present the effects of retrospectively applying the change in the pension accounting policies, on select line items of the accompanying unaudited Consolidated Condensed Financial Statements:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Impact on Consolidated Statement of Operations

	Three months ended July 4, 2014
(Amounts in millions, except per-share amounts)	Previous accounting methods	As Reported	Impact of change in accounting methods
Costs of services	$2,382	$2,364	$(18)
Selling, general and administrative expenses	347	344	(3)
Income from continuing operations, before taxes	193	214	21
Taxes on income	50	55	5
Income from continuing operations	143	159	16
Net income	135	151	16
Net income attributable to CSC common stockholders	130	146	16
Basic EPS - Continuing operations	$0.95	$1.06	$0.11
Diluted EPS - Continuing operations	$0.93	$1.03	$0.10

	Three months ended June 28, 2013
(Amounts in millions, except per-share amounts)	As previously reported	As Revised	Impact of change in accounting methods
Costs of services	$2,456	$2,437	$(19)
Selling, general & administrative expenses	292	288	(4)
Income from continuing operations, before taxes	211	234	23
Taxes on income	66	73	7
Income from continuing operations	145	161	16
Income from discontinued operations, net of taxes	14	16	2
Net income	159	177	18
Net income attributable to CSC common stockholders	156	174	18
Basic EPS - Continuing operations	$0.95	$1.05	$0.10
Basic EPS - Discontinued operations	$0.09	$0.11	$0.02
Diluted EPS - Continuing operations	$0.93	$1.03	$0.10
Diluted EPS - Discontinued operations	$0.09	$0.11	$0.02

Impact on Consolidated Statement of Comprehensive Income

	Three months ended July 4, 2014
(Amounts in millions)	Previous accounting methods	As Reported	Impact of change in accounting methods
Net income	$135	$151	$16
Foreign currency translation adjustments	40	34	(6)
Pension and other post-retirement benefit plans, net of taxes	9	(1)	(10)
Other comprehensive income (loss), net of taxes	48	32	(16)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Three months ended June 28, 2013
(Amounts in millions)	As previously reported	As Revised	Impact of change in accounting methods
Net income	$159	$177	$18
Foreign currency translation adjustments	(84)	(83)	1
Pension and other post-retirement benefit plans, net of taxes	15	(1)	(16)
Other comprehensive income (loss), net of taxes	(69)	(84)	(15)
Comprehensive income (loss)	90	93	3
Comprehensive income (loss) attributable to CSC common stockholders	86	90	4

Impact on Consolidated Balance Sheets

	As of July 4, 2014
(Amounts in millions)	Previous accounting methods	As Reported	Impact of change in accounting methods
Earnings retained for use in business	$2,758	$1,596	$(1,162)
Accumulated other comprehensive (loss) income	(850)	311	1,161
Noncontrolling interest in subsidiaries	26	27	1

	As of March 28, 2014
(Amounts in millions)	As previously reported	As Revised	Impact of change in accounting methods
Earnings retained for use in business	$2,770	$1,592	$(1,178)
Accumulated other comprehensive (loss) income	(898)	279	1,177
Noncontrolling interest in subsidiaries	31	32	1

Impact on Consolidated Statement of Cash Flows

	Three months ended July 4, 2014
(Amounts in millions)	Previous accounting methods	As Reported	Impact of change in accounting methods
Net income	$135	$151	$16
(Decrease) increase in liabilities	(119)	(135)	(16)

	Three months ended June 28, 2013
(Amounts in millions)	As previously reported	As Revised	Impact of change in accounting methods
Net income	$159	$177	$18
(Decrease) increase in liabilities	(216)	(234)	(18)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 3 - Recent Accounting Pronouncements

New Accounting Standards

During the first quarter of fiscal 2015, the Company adopted the following Accounting Standard Update (ASU):

In February 2013, the FASB issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. CSC adopted the amendments in ASU 2013-04 and they did not have a material effect on CSC’s Consolidated Condensed Financial Statements.

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic No. 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts”. The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which CSC expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of CSC’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. CSC will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption is not allowed. ASU 2014-09 provides two methods of retrospective application. The first method would require CSC to apply ASU 2014-09 to each prior reporting period presented. The second method would require CSC to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. ASU 2014-09 will be effective for CSC beginning in fiscal 2018. CSC is currently evaluating the impact that the adoption of ASU 2014-09 may have on CSC’s Consolidated Condensed Financial Statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” ASU 2014-08 changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. ASU 2014-08 will be effective for CSC beginning in fiscal 2016. CSC is currently evaluating the impact that the adoption of ASU 2014-08 may have on CSC's Consolidated Condensed Financial Statements.

In January 2014, the FASB issued ASU No. 2014-05, "Service Concession Arrangements (Topic 853) (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2014-05”). ASU 2014-05 provides guidance on the accounting for service

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

concession arrangements, which are arrangements between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor’s infrastructure (e.g. airports, roads, or bridges). The operating entity also may provide the construction, upgrading, or maintenance services of the grantor’s infrastructure. ASU 2014-05 specifies that an operating entity should not account for a service concession arrangement that is within the scope of this ASU as a lease in accordance with Topic 840, "Leases." ASU 2014-05 also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. ASU 2014-05 will be effective for CSC beginning in fiscal 2016. CSC is currently evaluating the impact that the adoption of ASU 2014-05 may have on CSC's Consolidated Condensed Financial Statements.

Note 4 - Discontinued Operations

In September 2013, CSC committed to a plan to sell a small software business, which is a part of the GBS segment's Industry Software & Solutions group. The historical results of this business have been presented as discontinued operations in the Company's unaudited Consolidated Condensed Statement of Operations, and its assets and liabilities are classified as held-for-sale. The assets and liabilities classified as held-for-sale as of July 4, 2014 included: current assets of $26 million, property and equipment and other long-term assets of $26 million, current liabilities of $28 million, and long-term liabilities of $24 million. No goodwill was allocated to this business. The Company sold this business on July 31, 2014 (see Note 20).

On July 19, 2013, CSC's NPS segment completed the sale of its base operations, aviation and range services business unit, Applied Technology Division (ATD), to a strategic investor for cash consideration of approximately $178 million, plus a net working capital adjustment receivable of $6 million, for a pre-tax gain on disposal of $65 million. During the first quarter of fiscal 2015, NPS recorded a $1 million final net working capital adjustment, which reduced the total gain on sale of ATD.

On May 21, 2013, CSC completed the divestiture of its flood insurance-related business process outsourcing practice (flood insurance BPO) to a financial investor for cash consideration of $43 million plus a net working capital adjustment of $4 million, for a pre-tax gain on disposal of $25 million. During the fourth quarter of fiscal 2014, the Company received cash of $3 million, representing the final net working capital adjustment, and reduced the gain on disposal by $1 million. During the first quarter of fiscal 2015, CSC received an additional $2 million as a purchase price adjustment related to this divestiture, which was recorded as additional gain on sale on disposition.

Pursuant to the pension accounting policy change (see Note 2), the income from discontinued operations, before taxes, for the first quarter of fiscal 2014 increased $2 million due to the reduced pension expense.

A summary of the results of the discontinued operations is presented below:

	Quarter Ended
	July 4, 2014	June 28, 2013
Operations
Revenue	$7	$179

(Loss) income from discontinued operations, before taxes	(9)	7
Tax expense	—	3
Net (loss) income from discontinued operations	$(9)	$4

Disposal
Gain on disposition, before taxes	$1	$25
Tax expense	—	13
Gain on disposition, net of taxes	$1	$12

(Loss) Income from discontinued operations, net of taxes	$(8)	$16

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5 - Investigations and Out of Period Adjustments

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Out of Period Adjustments Financial Impact Summary

The rollover impact on the pre-tax income (loss) from continuing operations of the recorded out of period adjustments in the first quarter of fiscal 2015, fiscal 2014 and fiscal 2013 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2013 Adjustments	Fiscal 2014 Adjustments	First Quarter Fiscal 2015 Adjustments	Total Adjustments
Fiscal 2015	$—	$—	$(12)	$(12)
Fiscal 2014	—	(2)	13	11
Fiscal 2013	6	4	(1)	9
Prior fiscal years (unaudited)	(6)	(2)	—	(8)

See Note 15 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for the quarters ended July 4, 2014 and June 28, 2013, respectively.

Fiscal 2015 Adjustments

During the first quarter of fiscal 2015, the Company identified and recorded net adjustments increasing pre-tax income from continuing operations by $12 million that should have been recorded in prior fiscal years. The net impact of these adjustments on income from continuing operations before taxes for the first quarter ended fiscal 2015 primarily included lower fiscal 2014 variable compensation partially offset by certain adjustments related to cost of services that were identified late in the 2014 close process and, therefore, were not included in the Company's fiscal 2014 Consolidated Financial Statements.

Adjustments recorded during the first quarter of fiscal 2015 that should have been recorded in prior fiscal years, increased net income attributable to CSC common shareholders by $2 million.

The impact of out of period adjustments recorded during fiscal 2015 on select line items of the unaudited Consolidated Condensed Statements of Operations for the quarter ended July 4, 2014, using the rollover method, is shown below:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter Ended July 4, 2014
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,237	$7	$3,244
Costs of services (excludes depreciation and amortization and restructuring costs)	2,364	20	2,384
Selling, general and administrative	344	—	344
Depreciation and amortization	272	(1)	271
Restructuring costs	10	—	10
Interest expense	39	—	39
Interest income	(5)	—	(5)
Other (income) expense	(1)	—	(1)
Income from continuing operations before taxes	214	(12)	202
Taxes on income	55	(6)	49
Income from continuing operations	159	(6)	153
Loss from discontinued operations, net of taxes	(8)	4	(4)
Net income attributable to CSC common stockholders	146	(2)	144
EPS – Diluted
Continuing operations	$1.03	$(0.04)	$0.99
Discontinued operations	(0.05)	0.03	(0.02)
Total	$0.98	$(0.01)	$0.97

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the quarter ended July 4, 2014 are related to the following line items of the unaudited Consolidated Balance Sheet:

(Amounts in million)	Increase/(Decrease)	July 4, 2014
Accounts receivable	Increase	$5
Software	Decrease	1
Other assets	Decrease	3
Accrued expenses and other current liabilities	Decrease	13
Deferred revenue	Increase	2

The Company has determined that the impact of the consolidated out of period adjustments recorded in the first quarter of fiscal 2015 is immaterial to the consolidated results, financial position and cash flows for the current quarter and prior periods. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2015.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

During periods subsequent to June 28, 2013, the Company recorded out of period adjustments with a net pre-tax impact to income from continuing operations of $9 million, primarily in Corporate, that should have been recorded in the first quarter of fiscal 2014. Had such adjustments been recorded in the appropriate period, income from continuing operations before taxes for the first quarter of fiscal 2014 would have been lower by $9 million.

The impact of out of period adjustments recorded during fiscal 2014, and the first quarter of fiscal 2015, on select line items of the unaudited Consolidated Condensed Statements of Operations for the quarter ended June 28, 2013, using the rollover method, is shown below:

	Quarter Ended June 28, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,254	$12	$3,266
Costs of services (excludes depreciation and amortization and restructuring costs)	2,437	24	2,461
Selling, general and administrative	288	4	292
Depreciation and amortization	254	—	254
Restructuring costs	7	2	9
Interest expense	39	—	39
Interest income	(4)	—	(4)
Other (income) expense	(1)	—	(1)
Income from continuing operations before taxes	234	(18)	216
Taxes on income	73	(15)	58
Income from continuing operations	161	(3)	158
Loss from discontinued operations, net of taxes	16	(1)	15
Net income attributable to CSC common stockholders	174	(4)	170
EPS – Diluted
Continuing operations	$1.03	$(0.02)	$1.01
Discontinued operations	0.11	(0.01)	0.10
Total	$1.14	$(0.03)	$1.11

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the quarter ended June 28, 2013 are related to the following unaudited Consolidated Balance Sheet line items:

(Amounts in million)	Increase/(Decrease)	June 28, 2013
Accounts receivable	Decrease	$2
Prepaid expenses and other current assets	Increase	10
Software	Increase	4
Other assets	Increase	5
Accrued payroll and related costs	Decrease	6
Accrued expenses and other current liabilities	Decrease	16
Deferred Revenue	Increase	21

The Company determined that the impact of the consolidated out of period adjustments recorded in the first quarter of fiscal 2014 was immaterial to the consolidated results, financial position and cash flows for the quarter of fiscal 2014 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6 - Earnings Per Share

Basic earnings per common share (EPS) and diluted EPS are calculated as follows:

	Quarter Ended
(Amounts in millions, except per-share amounts)	July 4, 2014	June 28, 2013

Net income attributable to CSC common stockholders
From continuing operations	$154	$158
From discontinued operations	(8)	16
	$146	$174
Common share information:
Weighted average common shares outstanding for basic EPS	145.338	149.854
Dilutive effect of stock options and equity awards	2.913	2.384
Shares for diluted earnings per share	148.251	152.238

Earnings per share – basic and diluted:
Basic EPS:
Continuing operations	$1.06	$1.05
Discontinued operations	(0.06)	0.11
Total	$1.00	$1.16

Diluted EPS:
Continuing operations	$1.03	$1.03
Discontinued operations	(0.05)	0.11
Total	$0.98	$1.14

Stock options whose impact would have been anti-dilutive were excluded from the diluted earnings per share computation. The number of shares related to such stock options was 712,051 and 7,720,029 for the quarters ended July 4, 2014 and June 28, 2013, respectively.

Note 7 - Fair Value

Fair value measurements on a recurring basis

The following tables present the Company’s assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis as of July 4, 2014 and March 28, 2014:

	As of July 4, 2014
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$490	$490	$—	$—
Time deposits	651	651	—	—
Derivative instruments	10	—	10	—
Total assets	$1,151	$1,141	$10	$—

Liabilities:
Derivative instruments	$5	$—	$5	$—
Total liabilities	$5	$—	$5	$—

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of March 28, 2014
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$717	$717	$—	$—
Time deposits	693	693	—	—
Short term investments	—	—	—	—
Derivative instruments	5	—	5	—
Total assets	$1,415	$1,410	$5	$—

Liabilities:
Derivative instruments	$4	$—	$4	$—
Total liabilities	$4	$—	$4	$—

The Company's money market funds, money market deposit accounts and time deposits are reported in cash and cash equivalents and short-term investments are included in prepaid expenses and other current assets. The balance sheet classifications of the Company's derivative instruments are presented in Note 8. There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3.

Derivative assets and liabilities include foreign currency forward and option contracts, interest rate swap contracts and total return swaps (see Note 8). The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the month-end foreign currency exchange rates and forward points. The fair value of currency options is estimated based on valuation models that use the original strike price, movement and volatility in foreign currency exchange rates, and length of time to expiration as inputs. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as inputs. Total return swaps are settled on the last day of every fiscal month. The inputs used to estimate the fair value of the Company's derivatives are classified as Level 2.

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, intangible assets, and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the quarters ended July 4, 2014 and June 28, 2013.

Financial instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases was $1,902 million and $1,874 million, and the estimated fair value was $2,077 million and $2,057 million, as of July 4, 2014 and March 28, 2014, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

The Company is subject to counterparty risk in connection with its derivative instruments (see Note 8). With respect to its foreign currency derivatives, as of July 4, 2014 there were five counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is $2 million. With respect to its interest rate swaps, there were three counterparties with concentration of risk and the maximum amount of loss that the Company could incur was $9 million as of July 4, 2014.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of July 4, 2014, the Company had $16 million of accounts receivable, $11 million of related allowance for doubtful accounts, $1 million of other assets, and $4 million of accounts payable with customers involved in bankruptcy proceedings.

Note 8 - Derivative Instruments

The Company is exposed to certain market risks including the effect of changes in interest rates and foreign currency exchange rates, and the value of notional investments underlying the Company's non-qualified deferred compensation plan. Changes in benchmark interest rates can impact the fair value of the Company's term notes, whereas changes in foreign currency exchange rates can impact the Company's foreign currency denominated monetary assets and liabilities and forecasted transactions in foreign currency. Market volatility of the notional investments underlying the Company's non-qualified deferred compensation plan can impact the Company's obligations under the plan. The Company uses derivative instruments to mitigate the impact of these market risks and not for trading or any speculative purpose.

The Company designates certain derivative instruments as hedges, for purposes of hedge accounting. For such derivative instruments, the Company documents its risk management objectives and strategy for undertaking hedging transactions, as well as all relationships between hedging and hedged risks. The derivative instruments designated for hedge accounting consist mainly of interest rate swaps, and foreign currency forward contracts. Changes in the fair value measurements of the cash flow hedge derivative instruments are reflected as adjustments to other comprehensive income (OCI), while changes in fair value measurements of interest rate swaps are recorded in current period earnings.

The derivative instruments not designated as hedges for purposes of hedge accounting include total return swaps and certain short-term foreign currency forward and option contracts. These instruments are recorded at their respective fair values and the change in their value is reported in current period earnings.

All cash flows associated with the Company's derivative instruments are classified as operating activities in the Consolidated Condensed Statement of Cash Flows.

The following table presents the fair values of derivatives instruments included on the Consolidated Condensed Balance Sheets as of July 4, 2014 and March 28, 2014:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Derivative Assets			Derivative Liabilities
(Amounts in millions)	Balance sheet line item	As of July 4, 2014	As of March 28, 2014	Balance sheet line item	As of July 4, 2014	As of March 28, 2014

Derivatives designated for hedge accounting:
Interest rate	Other assets	$8	$3	Other long-term liabilities	$—	$—
Foreign Currency forward contracts	Prepaid expense and other current assets	—	—	Accrued expenses and other current liabilities	1	—
Total fair value of derivatives designated for hedge accounting		$8	$3		$1	$—

Derivatives not designated for hedge accounting:
Foreign Currency	Prepaid expense and other current assets	$2	$2	Accrued expenses and other current liabilities	$4	$4
Total fair value of derivatives not designated for hedge accounting		$2	$2		$4	$4

Derivative instruments designated as hedges

Fair value hedges

Pursuant to its interest rate and risk management strategy, during the second quarter of fiscal 2014 the Company entered into multiple interest rate swap transactions to hedge the fair value of $275 million of the Company’s 4.45% term notes, due 2022, which effectively converted the debt into floating interest rate debt. For accounting purposes, these interest rate swap transactions were designated as fair value hedges and qualified for short-cut method of hedge accounting, as defined under ASC 815, “Derivatives and Hedging.” Accordingly, changes in the fair values of the interest rate swaps are reported in earnings and fully offset changes in the fair value of the underlying debt (see Note 9); therefore, no net gain or loss is recognized in the unaudited Consolidated Statement of Income.

The following table presents the pre-tax gains (losses) related to the fair value hedges and the related hedged items, for the quarters ended July 4, 2014 and June 28, 2013, respectively:

	Derivative Instrument			Hedged Item
(Amounts in millions)	Statement of operations line item	Gain (Loss) for the Quarter Ended		Balance sheet line item	Gain (Loss) for the Quarter Ended
		July 4, 2014	June 28, 2013		July 4, 2014	June 28, 2013
Interest rate swaps	Other Income (Expense)	$5	$—	Debt	$(5)	$—

Cash flow hedges

During the first quarter of fiscal 2015, the Company designated certain foreign currency forward contracts as cash flow hedges, to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted transactions for a nine-month period through March 2015. As of July 4, 2014, the notional amount of foreign currency forward contracts designated as cash flow hedges was $136 million.

For the quarter ended July 4, 2014, the Company performed an assessment at the inception of the cash flow hedge transactions that determined all critical terms of the hedging instruments and hedged items match; therefore there is no

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive Income and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the quarter ended July 4, 2014, the Company did not discontinue any cash flow hedge for which it was probable that the hedged transaction would not occur. As of July 4, 2014, $1 million of the existing amount of losses related to the cash flow hedge reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next twelve months.

The following table presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in accumulated OCI, for the quarters ended July 4, 2014 and June 28, 2013, respectively:

(Amounts in millions)	Gain (Loss) recognized in Accumulated OCI (effective portion) for the Quarter Ended		Gain (Loss) reclassified into cost of services from Accumulated OCI (effective portion) for the Quarter Ended		Gain (loss) recognized in Other Income (Expense) (ineffective portion) for the Quarter Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Foreign currency forward and option contracts	$(1)	$—	$—	$—	$—	$—

Derivatives not designated for hedge accounting

Total return swaps

During the first quarter of fiscal 2015, the Company entered into total return swaps (TRS) derivative contracts to hedge market volatility of the notional investments underlying the Company's deferred compensation obligations. Changes in the fair value of these derivatives and the changes in the associated hedged liabilities are recorded in cost of services and selling, general and administrative expenses. The TRS are entered into monthly and are settled on the last day of every fiscal month.

Foreign currency derivatives

The Company manages exposure to fluctuations in foreign currencies by using short-term foreign currency forward and option contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the unaudited Consolidated Statement of Operations. The notional amount of the foreign currency forward contracts outstanding as of July 4, 2014 and March 28, 2014 was $798 million and $816 million, respectively. The notional amount of option contracts outstanding as of July 4, 2014 and March 28, 2014 was $33 million and $81 million, respectively.

The following table presents the pretax amounts affecting income related to derivatives not designated for hedge accounting for the quarters ended July 4, 2014 and June 28, 2013, respectively:

		Quarter Ended
(Amounts in millions)	Statement of Operations line item	July 4, 2014	June 28, 2013
Total return swaps	Cost of services and Selling, general & administrative expenses	$4	$—
Foreign currency forwards and options	Other Income (Expense)	1	1
Total		$5	$1

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other risks
As discussed further in Note 7, the Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However for financial reporting purposes it is the Company’s policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties.
The following table provides information about the potential effect of such netting arrangements on the Company’s derivative instruments:

	Fair Value as of
	July 4, 2014		March 28, 2014
(Amounts in millions)	Assets	Liabilities	Assets	Liabilities
Gross amount of derivative instruments recognized in Consolidated Condensed Balance Sheets	$10	$5	$5	$4
Gross amounts not offset in the Consolidated Condensed Balance Sheets (1)	—	—	—	—
Net amount	$10	$5	$5	$4
(1) These amounts represent the fair value of derivative instruments subject to enforceable master netting arrangements that the Company has elected to not offset. The Company's derivative contracts do not require it to hold or post financial collateral.

Note 9 - Debt

The following is a summary of the Company's debt as of July 4, 2014 and March 28, 2014:

(Amounts in millions)	July 4, 2014	March 28, 2014
4.45% term notes, due September 2022	$439	$434
6.50% term notes, due March 2018	917	917
2.50% term notes, due September 2015	350	350
Note payable, due December 2014	429	413
Mandatorily redeemable preferred stock outstanding	61	61
Note payable of consolidated subsidiary	68	68
Capitalized lease liabilities	458	511
Borrowings for assets acquired under long-term financing	138	98
Other borrowings	19	36
Total debt	2,879	2,888
Less: short term debt and current maturities of long term debt	685	681
Total long-term debt	$2,194	$2,207

Lease Credit Facility
During the first quarter of fiscal 2015, CSC Asset Funding I LLC, which is a special purpose subsidiary of CSC Finance Co. LLC (CSC Finco) which is a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution which provides for a $250 million committed Lease Credit Facility (Leasing Facility) to finance CSC Finco's capital expenditures for IT equipment and associated software in support of IT services provided to the Company's customers. The drawdown availability period for the Leasing Facility is eighteen months, and once drawn, converts into individual term notes of variable terms up to sixty months therefrom, depending on the nature of the underlying equipment being financed. Pricing on the drawn term notes under the Leasing Facility are floating rate based on LIBOR plus a margin of +100 basis points. There were no borrowings against the Lease Credit Facility as of July 4, 2014.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company was in compliance with all the financial covenants associated with its term loan facility at July 4, 2014.

Note 10 - Pension and Other Post-Retirement Benefit Plans

The Company and its subsidiaries sponsor a number of pension and other post-retirement benefit plans. During the first quarter of fiscal 2015, the Company changed its accounting policies related to its defined benefit pension and other post-retirement benefit plans (see Note 2).

The net periodic pension benefit for U.S. and non-U.S. pension plans included the following components:

	Quarter Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Service cost	$1	$2	$6	$7
Interest cost	38	38	31	31
Expected return on assets	(61)	(56)	(47)	(40)
Amortization of prior service cost	—	1	(2)	(1)
Recognition of actuarial losses	1	—	—	—
Settlement / Curtailment loss	2	—	—	—
Net periodic pension (income) cost	$(19)	$(15)	$(12)	$(3)

The increase in net periodic pension benefit during the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, was primarily due to a greater return on pension assets of the U.S. and U.K. plans. The higher return was due to a higher amount pension assets at the beginning of fiscal 2015, as compared to fiscal 2014, and also due to better than expected returns on those pension assets. In addition, fiscal 2015 pension benefit was higher for the U.K. plans due to greater benefit from amortization of prior service credit.

During the first quarter of fiscal 2015, a curtailment loss of $2 million was recorded. This curtailment charge was associated with one of the U.S. pension plans and resulted from amortization of the prior service cost. The plan was remeasured on April 30, 2014 using a discount rate of 4.14%, a decrease from 4.23% at the prior fiscal year end, which resulted in an increase to the pension benefit obligation of $1 million, increasing the plan’s unfunded obligations.

The Company contributed $14 million and $28 million to the defined benefit pension plans during for the quarters ended July 4, 2014 and June 28, 2013, respectively. The Company expects to contribute $78 million during the remainder of fiscal 2015. Additional contributions may be required to meet funding levels as required by Section 430 of the Internal Revenue Code, as amended by the Pension Protection Act of 2006, the amount of which will be determined based upon actuarial valuations that will be performed in the fourth quarter of fiscal 2015.

The components of net periodic benefit cost for other post-retirement benefit plans, reported on a global basis, included the following:

	Quarter Ended
(Amounts in millions)	July 4, 2014	June 28, 2013
Service cost	$1	$1
Interest cost	2	3
Expected return on assets	(1)	(1)
Amortization of prior service costs	(1)	(1)
Net provision for post-retirement benefits	$1	$2

The Company contributed $2 million and $1 million to the other post-retirement benefit plans during the quarters ended July 4, 2014 and June 28, 2013, respectively. The Company expects to contribute $2 million during the remainder of fiscal 2015.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 11 - Income Taxes

The Company's effective tax rate from continuing operations (ETR) was 25.7% and 31.2% for the first quarter ended July 4, 2014 and June 28, 2013, respectively. The ETR for the first quarter ended July 4, 2014 reflected the global mix of income and the change in valuation allowance in a non-U.S. jurisdiction, which decreased the ETR by 7.5%. The primary driver of the ETR for the first quarter ended June 28, 2013 was the change in valuation allowance in non-U.S. jurisdictions and the global mix of income. For the tax impact of discontinued operations, see Note 4.

There were no material changes to uncertain tax positions in the first quarter of fiscal 2015 compared to the fiscal 2014 year-end.

The Internal Revenue Service (IRS) is examining the Company's federal income tax returns for fiscal years 2008 through 2010. The Company expects to reach a resolution no earlier than fiscal year 2016. The significant items subject to examination primarily relate to foreign exchange losses and other U.S. international tax issues. In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions of up to $22 million, excluding interest, penalties, and tax carryforwards.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against certain deferred tax assets due to uncertainties related to the ability to utilize these assets. The valuation allowance is based on historical earnings, estimates of taxable income by jurisdiction and the period over which the deferred tax assets will be recoverable. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. Based on recent earnings in certain jurisdictions there is a reasonable possibility that, within fiscal 2015, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets within the next nine months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. Any such adjustment could materially impact the Company's financial position and results of operations.

Note 12 - Stock Incentive Plans

For the quarters ended July 4, 2014 and June 28, 2013, the Company recognized stock-based compensation expense as follows:

	Quarter Ended
(Amounts in millions)	July 4, 2014	June 28, 2013
Cost of services	$6	$6
Selling, general and administrative	13	11
Total	$19	$17
Total, net of tax	$13	$11

The year-over-year increase in stock-based compensation expense was due to $4 million of expense associated with the RSUs granted to the employees of ServiceMesh, a third-quarter fiscal 2014 acquisition, and $3 million of higher expense associated with the fiscal 2015 option and RSU grants, issued at a greater fair value reflecting the Company's higher stock price. These increases in expense were partially offset by net lower expense of $5 million due to adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs and adjustments for forfeitures for terminating employees.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant-date fair values of stock options granted during the three months ended July 4, 2014 and June 28, 2013 were $18.35 and $13.10 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted-average assumptions:

	Three Months Ended
	July 4, 2014	June 28, 2013
Risk-free interest rate	2.07%	1.27%
Expected volatility	33%	34%
Expected term (in years)	6.20	6.47
Dividend yield	1.50%	1.72%

For the three months ended July 4, 2014 and June 28, 2013, the tax benefit realized from stock options exercises and RSU settlements was $22 million and $6 million, respectively, and the excess tax benefit was $9 million and $3 million, respectively.

Employee Incentives

The Company has three stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs. As of July 4, 2014, 15,781,160 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

	As of July 4, 2014
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of March 28, 2014	9,829,611	$43.30	5.73	$167
Granted	1,207,184	60.96
Exercised	(2,107,779)	44.54		38
Canceled/Forfeited	(388,490)	36.74
Expired	(31,608)	43.08
Outstanding as of July 4, 2014	8,508,918	45.80	6.19	157
Vested and expected to vest in the future as of July 4, 2014	8,247,106	45.54	6.09	154
Exercisable as of July 4, 2014	5,400,014	44.95	4.54	104

The total intrinsic value of options exercised during the three months ended July 4, 2014 and June 28, 2013 was $38 million and $4 million, respectively. The cash received from stock options exercised during the three months ended July 4, 2014 and June 28, 2013 was $88 million and $16 million, respectively.

As of July 4, 2014, there was $43 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.20 years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Restricted Stock Units

Information concerning RSUs granted under stock incentive plans is as follows:

	As of July 4, 2014
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 28, 2014	3,187,741	$41.34
Granted	722,111	60.95
Released/Issued	(409,326)	36.91
Canceled/Forfeited	(292,451)	37.22
Outstanding as of July 4, 2014	3,208,075	46.69

As of July 4, 2014, there was $126 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.34 years.

Non-employee Director Incentives

The Company has two stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of July 4, 2014, 197,400 shares of CSC common stock remained available for grant to non-employee directors as RSUs or other stock-based incentives.

Generally, RSU awards to non-employee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to non-employee directors is as follows:

	As of July 4, 2014
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 28, 2014	184,146	$42.07
Granted	—	—
Released/Issued	—	—
Canceled/Forfeited	—	—
Outstanding as of July 4, 2014	184,146	42.07

Note 13 - Stockholder's Equity

Stock Repurchase Program

In December 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. During the first quarter of fiscal 2015, CSC completed this program and the Company's Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock. CSC has been implementing these programs through purchases in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. No end date was established for the current repurchase program.

During the first quarter of fiscal 2015, 2,408,420 shares were purchased through open market purchases for an aggregate consideration of $150 million (of which $8 million was accrued as of July 4, 2014) at a weighted average price of $62.28 per share. The approximate amount for which shares may yet be purchased under this program at July 4, 2014 is

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

$1,475 million. The Company paid $6 million during the first quarter of fiscal 2015 for shares purchased during the fourth quarter of fiscal 2014 that had not yet settled in cash by March 28, 2014.

During the quarter ended June 28, 2013, the Company repurchased 2,829,113 shares through open market purchases for an aggregate consideration of $127 million, at a weighted average price of $44.78 per share. The Company paid $22 million during the first quarter of fiscal 2014 for shares purchased during the fourth quarter of fiscal 2013 that had not yet settled in cash by March 29, 2013.

The shares repurchased under the approved plan are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares was allocated between additional paid-in capital and retained earnings.

Accumulated Other Comprehensive Income (Loss)

The following tables show the activity in the components of other comprehensive loss, including the respective tax effects, and reclassification adjustments for the quarters ended July 4, 2014 and June 28, 2013, respectively:

For the quarter ended July 4, 2014 (Amounts in millions)	Before Tax Amount	Tax Expense	Net of Tax Amount
Foreign currency translation adjustments	$35	$(1)	$34
Gain (loss) on foreign currency forward and option contracts	(1)	—	(1)
Pension and other post-retirement benefit plans:
Amortization of prior service credit	(1)	—	(1)
Total other comprehensive income (loss)	$33	$(1)	$32

For the quarter ended June 28, 2013 (Amounts in millions)	Before Tax Amount	Tax (Expense)/Benefit	Net of Tax Amount
Foreign currency translation adjustments	$(84)	$1	$(83)
Pension and other post-retirement benefit plans:
Amortization of prior service credit	(1)	—	(1)
Total other comprehensive income (loss)	$(85)	$1	$(84)

The following tables show the changes in accumulated other comprehensive income (loss), for the quarters ended July 4, 2014 and June 28, 2013, respectively:

(Amounts in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 28, 2014	$(6)	$—	$285	$279
Current-period other comprehensive (loss) income, net of taxes	34	(1)	—	33
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—		(1)	(1)
Balance at July 4, 2014	$28	$(1)	$284	$311

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 29, 2013	$74	$34	$108
Current-period other comprehensive (loss) income, net of taxes	(83)	—	(83)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	(1)	(1)
Balance at June 28, 2013	$(9)	$33	$24

Note 14 - Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Three Months Ended
(Amounts in millions)	July 4, 2014	June 28, 2013
Interest	$16	$16
Taxes on income, net of refunds	28	21

Non-cash investing activities include the following:

	Three Months Ended
(Amounts in millions)	July 4, 2014	June 28, 2013
Capital expenditures in accounts payable and accrued expenses	$59	$41
Capital expenditures through capital lease obligations	2	32
Assets acquired under long-term financing	69	—

Non-cash financing activities for the quarters ended July 4, 2014 and June 28, 2013 included common share dividends declared but not yet paid of $34 million and $30 million, respectively. Non-cash financing activities also included $8 million of shares repurchased under the stock repurchase plan but not settled as of July 4, 2014.

Note 15 - Segment Information

The Company’s reportable segments are as follows:

•
Global Business Services (GBS) - GBS provides end-to-end applications services; consulting; and industry-aligned software and solutions to enterprise clients around the world. GBS manages and industrializes clients' application ecosystem through its Applications Services offering. The company has formed a number of strategic partnerships with leading technology companies such as HCL Technologies and SAP to deliver world-class solutions to its customers . These partnerships will enable clients to modernize and move enterprise workloads to next generation cloud infrastructure, while leveraging the benefits of mobility, social networking and big data. The GBS consulting business assists clients in achieving greater value from current IT assets as well as aiding in the direction of future IT investments. GBS software and solutions include vertically-aligned solutions and process-based intellectual property. Clients include major global enterprises in the insurance, banking, healthcare, life sciences, manufacturing and a host of diversified industries. Key competitive differentiators for GBS include its global scale, depth of industry expertise, strong partnerships with leading technology companies, vendor and product independence and end-to-end capabilities. Changing business issues such as globalization, fast-developing economies, government regulation, and growing concerns around risk, security, and compliance drive demand for these GBS offerings.

•
Global Infrastructure Services (GIS) – GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers next-generation hybrid Cloud infrastructure solutions to clients. The company integrates public cloud offerings from Amazon Web Services, Microsoft, and VMware, with its industry-

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

leading private cloud solution, BizCloud. The CSC Agility Platform enables enterprises to manage, monitor, and automate applications over heterogeneous and hybrid clouds. The GIS portfolio of standard offerings delivers measurable results while reducing business risk and operational costs for clients. Collaboration with key alliance partners helps CSC to determine the best technology road map for clients and opportunities to differentiate solutions, expand market reach, augment capabilities, and jointly deliver impactful solutions.

•
North American Public Sector (NPS) – NPS delivers IT, mission, and operations-related services to the Department of Defense, civil agencies of the U.S. federal government, as well as other foreign, state and local government agencies. Commensurate with the Company's strategy of leading the next generation of IT services, NPS is leveraging our commercial best practices and next-generation offerings to bring more cost-effective IT solutions to government agencies which are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for NPS offerings are driven by evolving government priorities such as: 1) migration to next-generation IT solutions, which includes hybrid cloud infrastructure, application modernization and orchestration, 2) mission intelligence driven by big data solutions, 3) health IT and informatics, and 4) cyber security.

Effective fiscal 2015, the Company changed its inter-company accounting policy. Previously, inter-company transactions were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost transfers. The new inter-company policy has been applied retrospectively, adjusting the segment results for all prior periods presented (see Note 1). In addition, segment results for the first quarter of fiscal 2014 have been recast to reflect the change in Company's pension accounting policies (see Note 2).

The following table summarizes operating results by reportable segment:

(Amounts in millions)	GBS	GIS	NPS	Corporate	Eliminations	Total

Quarter ended July 4, 2014
Revenues	$1,088	$1,131	$1,018	$—	$—	$3,237
Operating income (loss)	108	71	151	(26)	—	304
Depreciation and amortization	39	194	35	4	—	272

Quarter ended June 28, 2013
Revenues	$1,054	$1,147	$1,053	$—	$—	$3,254
Operating income (loss)	113	92	127	—	—	332
Depreciation and amortization	40	174	37	3	—	254

Operating income (loss) provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation. As mentioned in Note 2, in conjunction with the change in its pension accounting policies, the net actuarial gains and losses component of the net periodic benefit cost are excluded from the Company’s definition of operating income and not allocated to the reportable segments; but instead recorded at the corporate level. All of the other elements of net periodic pension cost continue to be included within operating income of the Company’s reportable segments. The Company has applied the change in the allocation approach retrospectively, adjusting all prior periods.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended
(Amounts in millions)	July 4, 2014	June 28, 2013
Operating income (1)	$304	$332
Corporate G&A	(56)	(64)
Pension net actuarial gains (losses)	(1)	—
Interest expense	(39)	(39)
Interest income	5	4
Other income (expense), net	1	1
Income from continuing operations before taxes	$214	$234

(1) The impact of change in pension accounting policy was an increase in operating income of $22 million and
$23 million, for the first quarter of fiscal 2015 and the first quarter of fiscal 2014, respectively.

During the first quarter of fiscal 2015 and fiscal 2014, the Company recorded certain pre-tax out of period adjustments which should have been recorded in prior fiscal periods (see Note 5). The following tables summarize the effect of the pre-tax out of period adjustments on the GBS, GIS, and NPS segment results for the quarters ended July 4, 2014 and June 28, 2013, as if the adjustments had been recorded in the appropriate period:

	GBS
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted
Quarter ended July 4, 2014
Revenues	$1,088	$2	$1,090
Operating income	108	7	115
Depreciation and amortization	39	(1)	38

Quarter ended June 28, 2013
Revenues	$1,054	$20	$1,074
Operating income	113	10	123
Depreciation and amortization	40	—	40

	GIS
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted
Quarter ended July 4, 2014
Revenues	$1,131	$—	$1,131
Operating income	71	3	74
Depreciation and amortization	194	—	194

Quarter ended June 28, 2013
Revenues	$1,147	$—	$1,147
Operating income	92	(2)	90
Depreciation and amortization	174	—	174

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted
Quarter ended July 4, 2014
Revenues	$1,018	$5	$1,023
Operating income	151	(5)	146
Depreciation and amortization	35	—	35

Quarter ended June 28, 2013
Revenues	$1,053	$(8)	$1,045
Operating income	127	2	129
Depreciation and amortization	37	—	37

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 16 - Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the three months ended July 4, 2014:

(Amounts in millions)	GBS	GIS	NPS	Total
Goodwill, gross	$1,351	$2,273	$788	$4,412
Accumulated impairment losses	(671)	(2,074)	—	(2,745)
Balance as of March 28, 2014, net	680	199	788	1,667

Additions	—	—	—	—
Deductions	—	—	—	—
Foreign currency translation	6	—	—	6

Goodwill, gross	1,357	2,273	788	4,418
Accumulated impairment losses	(671)	(2,074)	—	(2,745)
Balance as of July 4, 2014, net	$686	$199	$788	$1,673

The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

As of the beginning of fiscal 2015, the Company reassigned goodwill among certain of its reporting units within the GBS segment using a relative fair value allocation approach. CSC performed a quantitative and qualitative goodwill impairment assessment for the changed reporting units and determined that there is no indication that goodwill is impaired for these reporting units as of July 4, 2014.

At the end of the first quarter of fiscal 2015, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts and require an interim goodwill impairment test. The Company determined that there have been no events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts, and, as a result, it was unnecessary to perform an interim impairment test as of July 4, 2014.

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of July 4th, 2014
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,479	$1,083	$396
Software	2,543	1,730	813
Customer and other intangible assets	493	321	172
Total intangible assets	$4,515	$3,134	$1,381

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of March 28, 2014
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,465	$1,038	$427
Software	2,330	1,680	650
Customer and other intangible assets	588	315	273
Total intangible assets	$4,383	$3,033	$1,350

Amortization related to intangible assets was $113 million and $98 million for the quarters ended July 4, 2014, and June 28, 2013, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $8 million and $9 million and for amortization of contract related intangible assets of $2 million and $3 million, respectively. Amortization expense related to capitalized software was $54 million and $45 million for the quarters ended July 4, 2014, and June 28, 2013, respectively.

Estimated amortization expense related to intangible assets as of July 4, 2014, for the remainder of fiscal 2015 is $301 million, and for each of the fiscal years 2016, 2017, 2018 and 2019, is as follows: $305 million, $238 million, $188 million and $158 million, respectively.

During the first quarter of fiscal 2015, CSC sold certain network-related intangible assets to a third party for cash consideration of $4 million plus a receivable of $20 million to be paid in quarterly installments. CSC recorded the gain on sale of $24 million as a reduction of cost of sales in its GIS segment.

Note 17 - Restructuring Costs

The Company recorded $10 million and $7 million of restructuring costs for the quarters ended July 4, 2014 and June 28, 2013, respectively. The costs recorded during the quarters ended July 4, 2014 and June 28, 2013 were in connection with actions under the Fiscal 2015 Plan, Fiscal 2013 Plan and Fiscal 2012 Plan, as described below.

Fiscal 2015 Plan

In June 2014, the Company initiated restructuring actions (the Fiscal 2015 Plan) across its business segments. The objectives of the Fiscal 2015 Plan are to further reduce headcount in order to align resources to support business needs. Management expects that further actions will be taken during fiscal 2015, which could result in additional charges.

The composition of the restructuring liability for the Fiscal 2015 Plan as of July 4, 2014 is as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Less: costs not affecting restructuring liability (1)	Cash paid	Other	Restructuring liability as of July 4, 2014
Workforce reductions	$—	$11	$(1)	$—	$—	$10

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

Fiscal 2013 Plan

In September 2012, the Company initiated restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan were to (i) further increase the use of lower cost off-shore resources, (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers, and (iii) optimize utilization of facilities. Actions under the Fiscal 2013 Plan commenced in September 2012 and continued through the end of fiscal 2014.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The composition of the restructuring liability for the Fiscal 2013 Plan as of July 4, 2014 is as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Cash paid	Other(1)	Restructuring liability as of July 4, 2014
Workforce reductions	$70	$(1)	$(18)	$1	$52
Facilities costs	13	—	(2)		$11
	$83	$(1)	$(20)	$1	$63

(1)	Foreign currency translation adjustments.

Fiscal 2012 Plan

In March 2012, the Company initiated restructuring actions (the Fiscal 2012 Plan) primarily impacting its GIS segment. The objectives of the Fiscal 2012 Plan are to (i) align the Company's workforce across various geographies with business needs, (ii) increase use of lower cost off-shore resources, and (iii) optimize utilization of facilities. Actions under the Fiscal 2012 Plan commenced in March 2012 and were carried out in fiscal 2013 and fiscal 2014. There were no restructuring costs for the Fiscal 2012 Plan accrued during the first quarter of fiscal 2015.

The composition of the restructuring liability for the Fiscal 2012 Plan as of July 4, 2014 is as follows:

(Amounts in millions)	Restructuring liability as of March 28. 2014	Costs expensed in fiscal 2015	Cash paid	Other(1)	Restructuring liability as of July 4, 2014
Facilities costs	2	—	—	—	2
Total	$2	$—	$—	$—	$2

(1)	Foreign currency translation adjustments.

Of the total $75 million restructuring liability as of July 4, 2014, $73 million is a short-term liability and is included in accrued expenses and other current liabilities, and $2 million is included in other long-term liabilities.

The composition of restructuring expenses for the first quarter of fiscal 2015 and fiscal 2014 by segment is as follows:

	Quarter Ended
(Amounts in millions)	July 4, 2014	June 28, 2013
GBS	$4	$9
GIS	6	—
NPS	—	—
Corporate	—	(2)
Total	$10	$7

Note 18 - Contract with the U.K. National Health Service

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The terms of the IACCN (and as now embodied in the RPA) represented a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the terms of the IACCN (and as now embodied in the RPA) as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($120 million), including the £68 million ($105 million) net settlement payment and a £10 million ($15 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized as revenue ratably over the term of the contract ending July 2016. The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period. As of July 4, 2014, the amount of deferred costs and deferred revenues was $15 million and $203 million, respectively.

Note 19 - Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of July 4, 2014, the Company had $20 million of

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

outstanding surety bonds and $79 million of outstanding letters of credit relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of July 4, 2014, the Company had $79 million of outstanding stand-by letters of credit.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of July 4, 2014:

(Amounts in millions)	Fiscal 2015	Fiscal 2016	Fiscal 2017 and thereafter	Total
Surety bonds	$8	$12	$—	$20
Letters of credit	9	41	29	79
Stand-by letters of credit	59	6	14	79
Total	$76	$59	$43	$178

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

Contingencies

The Company has a contract with the NHS to develop and deploy an integrated patient records system as a part of the U.K. Government's NHS IT program. On August 31, 2012, the Company and NHS entered into a binding interim agreement contract change note, or IACCN, which amended the terms of the then current contract and formed the basis on which the parties finalized a full restatement of the contract. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain terms of the IACCN. On October 4, 2013, the Company and NHS finalized a full restatement of the contract through a revised project agreement (RPA). The RPA embodies and incorporates the principal terms of the IACCN and such letter agreement, makes certain other changes with respect the Company’s non-Lorenzo product deployments and consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. See Note 18 for further information relating to the foregoing matters.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

In addition, the SEC's Division of Corporation Finance has issued comment letters to the Company's periodic filings requesting, among other things, additional information regarding its previously disclosed adjustments in connection with the above-referenced accounting errors, the Company's conclusions relating to the materiality of such adjustments, and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. The SEC's Division of Corporation Finance's comment letter process is ongoing, and the Company is continuing to cooperate with that process.

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the SEC file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. The Company has been availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by the Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014 and a supplemental submission on April 9, 2014. The Company, through outside counsel, has been in continuing discussions with the SEC Enforcement Staff concerning a potential resolution of the staff’s investigation involving the Company. However, to date those discussions have not resulted in a resolution. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows. The Company is unable to estimate with confidence or certainty any possible loss or range of loss associated with these matters at this time. See Note 5 for further information.

On March 1, 2012, the Company was competitively awarded the Maryland Medicaid Enterprise Restructuring Project (“MERP”) contract by the State of Maryland (the State) to modernize the Medicaid Management Information System ("MMIS"), a database of Medicaid recipients and providers used to manage Medicaid reimbursement claims. The MERP

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

As a result of the State’s refusal to amend the MERP contract and equitably adjust the compensation to be paid to the Company and, in accordance with prescribed State statutes and regulations, the Company timely filed a certified contract claim with the State in the total estimated amount of approximately $61 million on September 27, 2013 (Contract Claim #1). On February 14, 2014, the Company filed Contract Claim #1A, which amends Contract Claim #1, to a claim of approximately $34 million. The Company believes it has valid and reasonable factual and legal bases for Contract Claims #1 and 1A and that the circumstances that have led or will lead to the Company’s additional costs set forth in Contract Claims #1 and 1A were unforeseen as of the operative proposal submission dates and are not the result of deficiencies in CSC’s performance. However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention should an appeal of the State's denial of Contract Claims #1 and 1A be litigated before the Maryland State Board of Contract Appeals (the Board).

On February 19, 2014, the State provided a recommended decision denying Contract Claims #1 and 1A to the Company. The February 19, 2014 recommended decision was not a final agency determination on the claims. On April 29, 2014, the State provided a final decision, dated April 25, 2014, denying the claims to the Company. On May 28, 2014, the Company filed a Notice of Appeal with the Board, which has exclusive initial jurisdiction of State contract claims concerning breach, performance, modification, or termination of contracts procured under Title II of Maryland's General Procurement Law. The appeal is currently pending before the Board.

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

Note 20 - Subsequent Events

On July 31, 2014, CSC sold a small software business that had been a part of the GBS segment's Industry Software and Solutions group. This business was previously classified as held-for-sale and reported as discontinued operations. The Company expects to finalize the accounting for the sale during the second quarter of fiscal 2015.

On July 31, 2014, CSC's NPS segment acquired a privately-held company, which provides cyber security, systems engineering, and software development services, for cash consideration of $36 million. The preliminary allocation of purchase price is expected to be completed during the second quarter of fiscal 2015.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter of Fiscal 2015 versus
First Quarter of Fiscal 2014

All statements and assumptions in this quarterly report on Form 10-Q and in the documents attached or incorporated by reference that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements represent current expectations and beliefs of CSC, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, management's assessment of estimates related to profitability of its long-term contracts and estimates related to impairment of contract-specific assets, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements. These forward looking statements should be read in conjunction with the Company's Annual Report on Form 10-K, for the year ended March 28, 2014. The reader should specifically consider the various risks discussed in the Risk Factors section included elsewhere herein.

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included herein and the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014. The following discusses the Company's financial condition and results of operations as of and for the first three months of July 4, 2014, and the comparable period of the prior fiscal year.

Reportable Segments

CSC is a global leader of information technology (IT) and professional services and solutions. The Company's mission is to enable superior returns on its clients' technology investments through best-in-class industry solutions, domain expertise and global scale.

The Company’s reportable segments are as follows:

•
Global Business Services (GBS) – GBS provides end-to-end applications services; consulting; and industry-aligned software and solutions to enterprise clients around the world. GBS manages and industrializes clients' application ecosystem through its Applications Services offering. The company has formed a number of strategic partnerships with leading technology companies such as HCL Technologies and SAP to deliver world-class solutions to its customers . These partnerships will enable clients to modernize and move enterprise workloads to next generation cloud infrastructure, while leveraging the benefits of mobility, social networking and big data. The GBS consulting business assists clients in achieving greater value from current IT assets as well as aiding in the direction of future IT investments. GBS software and solutions include vertically-aligned solutions and process-based intellectual property. Clients include major global enterprises in the insurance, banking, healthcare, life sciences, manufacturing and a host of diversified industries. Key competitive differentiators for GBS include its global scale, depth of industry expertise, strong partnerships with leading technology companies, vendor and product independence and end-to-end capabilities. Changing business issues such as globalization, fast-developing economies, government regulation, and growing concerns around risk, security, and compliance drive demand for these GBS offerings.

•
Global Infrastructure Services (GIS) – GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers next-generation hybrid Cloud infrastructure solutions to clients. The company integrates public cloud offerings from Amazon Web Services, Microsoft, and VMware, with its industry-leading private cloud solution, BizCloud. The CSC Agility Platform enables enterprises to manage, monitor, and automate applications over heterogeneous and hybrid clouds. The GIS portfolio of standard offerings delivers measurable results while reducing business risk and operational costs for clients. Collaboration with key alliance partners helps CSC to determine the best technology road map for clients and opportunities to differentiate solutions, expand market reach, augment capabilities, and jointly deliver impactful solutions.

•
North American Public Sector (NPS) – NPS delivers IT, mission, and operations-related services to the Department of Defense, civil agencies of the U.S. federal government, as well as other foreign, state and local government agencies. Commensurate with the Company's strategy of leading the next generation of IT services, NPS is leveraging our commercial best practices and next-generation offerings to bring more cost-effective IT solutions to government agencies which are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for NPS offerings are driven by evolving government priorities such as: 1) migration to next-generation IT solutions, which includes hybrid cloud infrastructure, application modernization and orchestration, 2) mission intelligence driven by big data solutions, 3) health IT and informatics, and 4) cyber security.

Overview

The key operating results for the first quarter of fiscal 2015 include:

•
Revenues for the first quarter of fiscal 2015 were $3,237 million, and decreased $17 million, or 0.5%. On a constant currency basis(1), revenues decreased $63 million, or 1.9%, compared to the first quarter of fiscal 2014.

•
Operating income(2) for the first quarter of fiscal 2015 was $304 million, compared to $332 million for the first quarter of fiscal 2014. The first quarter fiscal 2015 operating income margin was 9.4% compared to 10.2% for the same period of prior year.

•
Earnings before interest and taxes(3) (EBIT) for the first quarter of fiscal 2015 was $248 million compared to $269 million for the first quarter of fiscal 2014. EBIT margin was 7.7% compared to 8.3% in the prior year.

•	Income from continuing operations before taxes was $214 million for the first quarter of fiscal 2015, as compared to $234 million in the first quarter of fiscal 2014.

•	(Loss) income from discontinued operations, net of taxes, was $(8) million for the first quarter of fiscal 2015, as compared to $16 million in the same period of fiscal 2014.

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

(2)
Operating income is a non-U.S. Generally Accepted Accounting Principles (GAAP) measure used by management to assess performance at the segments and on a consolidated basis. The Company’s definition of such measure may differ from that used by other companies. CSC defines operating income as revenue less costs of services, depreciation and amortization expense, restructuring costs and segment general and administrative (G&A) expense, excluding corporate G&A and mark-to-market adjustment to pension expense. Operating margin is defined as operating income as a percentage of revenue. Management compensates for the limitations of this non-GAAP measure by also reviewing income from continuing operations before taxes, which includes costs excluded from the operating income definition such as corporate G&A, mark-to-market adjustment to pension expense, interest and other income (expense). A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended
(Amounts in millions)	July 4, 2014	June 28, 2013
Operating income	$304	$332
Corporate G&A	(56)	(64)
Pension net actuarial gains (losses)	(1)	—
Interest expense	(39)	(39)
Interest income	5	4
Other income, net	1	1
Income from continuing operations before taxes	$214	$234

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

	Quarter Ended
(Amounts in millions)	July 4, 2014	June 28, 2013
Earnings before interest and taxes	$248	$269
Interest expense	(39)	(39)
Interest income	5	4
Taxes on income	(55)	(73)
Income from continuing operations	$159	$161

•	Net income attributable to CSC common stockholders was $146 million, compared with $174 million in the prior year.

•
Diluted earnings (loss) per share (EPS) for the first quarter of fiscal 2015, was $0.98, a decrease of $0.16 as compared to $1.14 for the same period in the prior fiscal year. Diluted EPS was comprised of $1.03 from continuing operations and $(0.05) from discontinued operations, as compared to $1.03 and $0.11, respectively, for the same period in the prior fiscal year.

•	The Company announced total contract awards(4) of $2.7 billion for the first quarter of fiscal 2015, including $1.2 billion for GBS, $1.2 billion for GIS and $0.3 billion for NPS.

•	Days Sales Outstanding (DSO)(5) was 81 days at July 4, 2014, an increase from 77 days at the end of the first quarter of the prior fiscal year.

•	Net debt-to-total capitalization ratio(6) was 6.3% at July 4, 2014, a decrease of 0.2% percentage points from 6.3% at March 28, 2014.

•
Cash provided by operating activities was $273 million for the first three months of fiscal 2015, as compared to $213 million in the prior year. Cash used in investing activities was $114 million for the first three months of fiscal 2015, as compared to cash provided of $101 million in the prior year. Cash used in financing activities was $181 million for the first three months of fiscal 2015, as compared to $207 million provided in the prior year.

•	Free cash flow(7) of $70 million for the first three months of fiscal 2015 increased $79 million as compared to $(9) million for the first three months of fiscal 2014.

(4)
Business awards for GBS & GIS are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include option years. For NPS, announced award values for competitive indefinite delivery and indefinite quantity (IDIQ) awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive IDIQ awards represent management’s estimate at the award date.

(5)
DSO is calculated as total receivables at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenues divided by the number of days in the fiscal period. Total receivables includes unbilled receivables but excludes income tax receivables and long-term receivables.

(6)	Net debt-to-total capitalization ratio is defined as total current and long-term debt less total cash and cash equivalents divided by total debt and equity, including noncontrolling interest.

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

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Quarter Ended
(Amounts in millions)	July 4, 2014	June 28, 2013
Net cash provided by operating activities	$273	$213
Net cash (used in) provided by investing activities	(114)	(101)
Business dispositions	(5)	(56)
Short-term investments	—	(5)
Payments on capital leases and other long-term asset financings	(84)	(60)
Free cash flow	$70	$(9)

Results of Operations

Results of operations for the first quarter of fiscal 2015 were impacted by the following events:

•
During the first quarter of fiscal 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-retirement benefit plans and the calculation of expected return on pension plan assets. Historically, the Company recognized actuarial gains and losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligations (the “corridor”) as a component of accumulated other comprehensive loss in its Consolidated Condensed Balance Sheets and, depending on the benefit plan, the Company amortized these gains and losses to earnings either over the remaining average service period for the active participants or over the average remaining life expectancy of the inactive participants. Additionally, for the Company’s U.S. plans and the Australian plan, the Company previously used a calculated value for the market-related valuation of pension plan assets, reflecting changes in the fair value of plan assets over a three-year and a one-year period, respectively. Under the Company’s new accounting policies, the Company recognizes changes in actuarial gains and losses and the changes in fair value of plan assets in earnings at the time of plan remeasurement, typically annually during the fourth quarter of each year as a component of net periodic benefit expense (and the Company no longer applies a corridor and, therefore, no longer defers any gains or losses). The new accounting policies result in the changes in actuarial gains and losses and the changes in fair value of plan assets being recognized in earnings in the year they occur, rather than amortized over time, and therefore recognized earlier than under the Company’s previous methods of accounting. The Company believes the new pension accounting policies are preferable as they recognize the effects of plan investment performance, interest rate changes, changes in actuarial assumptions as a component of earnings in the year in which they occur rather than amortized over time, and additionally, conform all plans to a consistent policy for determining market-related value of plan assets. These changes have been reported through retrospective application of the new accounting methods to all periods presented. The remaining components of pension/postretirement expense, primarily current period service and interest costs and expected return on plan assets, will continue to be recorded on a quarterly basis.

In addition to the above mentioned accounting policy changes, the Company also changed the way in which it allocates the elements of net periodic pension (benefit) cost to its reportable segments to be aligned with changes in how the Company's chief operating decision maker evaluates segment performance. Historically, total net periodic pension (benefit) cost, including the amortization of deferred actuarial losses/(gains) and changes in fair value of plan assets were reported within operating income, as defined by the Company, and fully allocated to reportable segments. Under the new allocation approach, the net actuarial gains and losses component of the net periodic pension (benefit) cost (mark-to-market adjustments) are excluded entirely from the Company’s definition of operating income and not allocated to the reportable segments. All of the other elements of net periodic pension (benefit) cost, excluding mark-to-market adjustments, will continue to be included within operating income of the Company’s reportable segments. The Company has applied the change in the allocation approach retrospectively, adjusting segment reporting for all prior periods presented (see Note 15 to the unaudited Consolidated Condensed Financial Statements).

For the impact of change in the pension accounting method, see Note 2 to the unaudited Consolidated Condensed Financial Statements.

•
The Company reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter of the fiscal year to prevent the fiscal year from moving from an approximate end of March date. As a result, the first quarter of fiscal 2015 had an extra week. For the additional week, the revenue impact consisted of two components. The first component of $39 million represents the amortization of fixed fee contracts, primarily in the GIS segment. This amount will normalize in subsequent quarters and will have no impact on total revenue for the fiscal year. The second is a variable component, which represents volume-based revenue and is influenced by several factors such as business mix, timing of vacations and number of holidays in the period. The variable revenue component is difficult to estimate and ranges from a very low amount to approximately $80 million, and is immaterial to full year results. Despite the variable component of extra-week revenue, CSC's costs during the extra week were largely fixed. At the upper end of the revenue range, CSC believes that cost ratios and operating margin on the incremental revenue would not be dissimilar to CSC's overall business. However, at lower levels of incremental revenue, cost ratios may have been higher and operating margin lower than CSC's overall business.

•
Effective fiscal 2015, the Company changed its inter-company accounting policy. Previously, inter-company transactions between segments were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost transfers. The new inter-company policy has been applied retrospectively, adjusting the segment results for all prior periods. See Note 15 of the unaudited Consolidated Condensed Financial Statements.

Revenues

Revenues for the GBS, GIS and NPS segments for the quarters ended July 4, 2014 and June 28, 2013 are as follows:

	Quarter Ended
(Amounts in millions)	July 4, 2014	June 28, 2013	Change	Percent Change
GBS	$1,088	$1,054	$34	3.2%
GIS	1,131	1,147	(16)	(1.4)
NPS	1,018	1,053	(35)	(3.3)
Corporate	—	—	—	—
Subtotal	3,237	3,254	(17)	(0.5)
Eliminations	—	—	—	-
Total Revenue	$3,237	$3,254	$(17)	(0.5)%

The major factors affecting the percent change in revenues for the quarter ended July 4, 2014 are presented as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	0.1%	2.3%	0.8%	3.2%
GIS	0.3	1.8	(3.5)	(1.4)
NPS	—	—	(3.3)	(3.3)
Cumulative Net Percentage	0.1%	1.4%	(2.0)%	(0.5)%

Global Business Services

GBS segment revenue for the first quarter of fiscal 2015 of $1,088 million, increased $34 million or 3.2%, compared to the same period of fiscal 2014. In constant currency, revenue increased $9 million or 0.9%. The favorable foreign currency impact was primarily due to movement in the U.S. dollar against the British pound and the euro.

The revenue increases, in constant currency, for the first quarter were primarily attributable to higher software license revenue, an adverse fiscal 2014 revenue adjustments of $19 million that did not recur in fiscal 2015. These revenue increases were partially offset by a decline in GBS consulting business.

GBS had contract awards of $1.2 billion in both the first quarters of fiscal 2015 and fiscal 2014.

Global Infrastructure Services

GIS segment revenues for the first quarter of fiscal 2015 decreased $16 million or 1.4%, compared to the same period of fiscal 2014. In constant currency, GIS revenue decreased $37 million or 3.2%. The favorable foreign currency impact was primarily due to movement in the U.S. dollar against the British pound and the euro.

The decrease in GIS' revenue at constant currency for the first quarter was a result of net reduced revenue of $17 million from contracts that terminated or concluded, and reduced revenue of $76 million due to price-downs and contract modifications. These decreases were partially offset by increased revenue of $56 million from new and existing contracts.

GIS had contract awards of $1.2 billion in the first quarter of fiscal 2015 compared to $0.9 billion in the same period of fiscal 2014.

North American Public Sector

NPS segment revenues were derived from the following sources:

	Quarter Ended
(Amounts in millions)	July 4, 2014	June 28, 2013	Change	Percent Change
Department of Defense	$562	$595	$(33)	(5.5)%
Civil Agencies	373	405	(32)	(7.9)
Other (1)	83	53	30	56.6
Total	$1,018	$1,053	$(35)	(3.3)%

(1) Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

NPS revenue of $1,018 million for the first quarter of fiscal 2015 decreased $35 million or 3.3%, compared to the same period of fiscal 2014. The year-over-year NPS revenue decrease was due to lower revenue on both Department of Defense (DOD) and Civil Agencies (Civil) contracts. These decreases were partially offset by a revenue increase from non-federal government contracts.

The decrease in revenue from DOD contracts, included $14 million of reduced revenue on certain contracts that either had concluded or were winding down, and $20 million of reduced revenue attributable to a net reduction in tasking on existing contracts.

The decrease in revenue from Civil contracts included $18 million due to reduced scope and tasking on existing contracts, and reduced revenue of $20 million due to programs winding down or ending. These revenue decreases were partially offset by net favorable adjustments of $5 million on contracts accounted for under the percentage-of-completion method.

Increased revenue on contracts with non-federal agencies was primarily due to revenue recognition of $24 million on a state contract that was previously deferred under software revenue guidance, and a favorable adjustment of $4 million on a contract accounted for under the percentage-of-completion method.

NPS had contract awards of $0.3 billion during the first quarter of fiscal 2015, as compared to $0.7 billion, during the comparable period in the prior year. The Company expects the trend of reduced contract scopes, including reduced tasking to continue in the near term.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)	$2,364	$2,437	73.0%	74.8%	(1.8)%
Selling, general and administrative	344	288	10.6	8.9	1.7
Depreciation and amortization	272	254	8.4	7.8	0.6
Restructuring costs	10	7	0.3	0.2	0.1
Interest expense, net	34	35	1.1	1.1	—
Other income, net	(1)	(1)	—	—	—
Total	$3,023	$3,020	93.4%	92.8%	0.6%

Costs of Services

Costs of services (COS), excluding depreciation and amortization and restructuring charges, as a percentage of revenue decreased 1.8 percentage points for the first quarter of fiscal 2015 compared to same period of the prior fiscal year.

The overall decrease in the COS ratio was driven by decreases in all three segments. The GBS COS ratio decreased mainly due to higher year-over-year revenues. The GIS COS ratio benefited by $24 million due to a gain from the sale of certain intangible assets. The NPS COS ratio benefited from favorable year-over-year adjustments on contracts accounted for under the percentage-of completion method. These adjustments included a net $9 million favorable revenue impact and a net $6 million favorable cost impact.

In addition, the COS ratio for all segments benefited from lower year-over-year headcount resulting from management's restructuring efforts that were directed to align resources to support business needs, lower incentive compensation expense, and a greater year-over-year pension benefit.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense, excluding restructuring charges, as a percentage of revenue increased 1.7 percentage points for the first quarter of fiscal 2015. The higher SG&A ratio was primarily driven by higher GBS and GIS ratios, partially offset by decrease in the corporate ratio. The NPS ratio was mostly flat.

The higher GBS and GIS ratios primarily resulted from management's efforts to expand market coverage through a larger dedicated global commercial sales force consistent with the overall business strategy surrounding next-generation IT services. Per this business strategy, certain account-focused executives, who were previously engaged in the contract delivery activities, and were included within COS, in the first quarter of fiscal 2014, were redirected to focus on sales activities effective the second quarter of fiscal 2014. In addition, the Company made new investments in its commercial sales force by making incremental hires of offering sales personnel. The Company also had increased spending on bid and proposal activity during the first quarter of fiscal 2015, as compared to the same period in the prior year. The increased sales costs were partially offset by lower pension costs.

Corporate G&A for the first quarter of fiscal 2015 was $56 million, as compared to $64 million during the same period of the prior fiscal year. The decrease in corporate G&A expenses was mainly driven by lower outside professional services of $8 million, lower legal expenses of $3 million, partially offset by $5 million of higher costs associated with the Company's financial transformation project.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue increased 0.6 percentage points for the first quarter fiscal 2015 as compared to the same period of fiscal 2014. The increase in the ratio was entirely driven by the higher GIS ratio, whereas the GBS ratio declined slightly and the NPS ratio was flat, year-over-year.

The GIS ratio increased mostly due to higher amortization related to the intangible assets acquired through the ServiceMesh acquisition, accelerated depreciation on certain contract related assets, and higher capital expenditure in GIS Americas.

Restructuring Costs

Total restructuring costs recorded during the first quarter ended July 4, 2014 were $10 million, as compared to $7 million in the comparable period of the prior fiscal year. Restructuring costs for the first quarters of fiscal 2015 and 2014 included $1 million and $1 million, respectively, for pension benefit augmentation. These amounts are owed to certain employees in accordance with legal or contractual obligations and will be paid out over several years as part of normal pension distributions.

The fiscal 2015 first quarter restructuring expense included costs related to further reduce headcount in order to align resources to support business needs in the U.S., Australia and in the U.K. Additional restructuring actions may be taken during fiscal 2015, which could result in additional charges (see Note 17 to the Consolidated Condensed Financial Statements).

Interest Expense and Interest Income

There was no significant year-over-year change in interest expense and interest income. Interest expense was $39 million for the first quarter of both fiscal 2015 and fiscal 2014. Interest income was $5 million and $4 million, for the first quarter of fiscal 2015 and first quarter of fiscal 2014, respectively.

Other (Income) Expense, Net

Other (income) expense, net comprises gains and losses due to the impact of movement in foreign currency exchange rates on the Company's foreign currency denominated assets and liabilities and the related economic hedges, equity in earnings of unconsolidated affiliates, and other miscellaneous gains and losses from the sale of non-operating assets.

Other income for the first quarter of both fiscal 2015 and fiscal 2014 was $1 million. Other income for both the fiscal year periods resulted mainly due to favorable movement in foreign currency exchange rates.

Taxes

The Company's effective tax rate from continuing operations (ETR) was 25.7% and 31.2% for the first quarter ended July 4, 2014 and June 28, 2013, respectively. The ETR for the first quarter ended July 4, 2014 reflected the global mix of income and the change in valuation allowance in a non-U.S. jurisdiction, which decreased the ETR by 7.5%.The primary driver of the ETR for the first quarter ended June 28, 2013 was the change in valuation allowance in non-U.S. jurisdictions and the global mix of income. For the tax impact of discontinued operations, see Note 4 to the Consolidated Condensed Financial Statements. There were no material changes to uncertain tax positions in the first quarter of fiscal 2015 compared to the fiscal 2014 year-end.

The IRS is examining the Company's federal income tax returns for fiscal years 2008 through 2010. The Company expects to reach a resolution no earlier than fiscal year 2016. The significant items subject to examination primarily relate to foreign exchange losses and other U.S. international tax issues. In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions of up to $22 million, excluding interest, penalties, and tax carryforwards.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against certain deferred tax assets due to uncertainties related to the ability to utilize these assets. The valuation allowance is based on historical earnings, estimates of taxable income by jurisdiction and the period over which the deferred tax assets will be recoverable. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. Based on recent earnings in certain jurisdictions there is a reasonable possibility that, within fiscal 2015, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets within the next nine months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. Any such adjustment could materially impact the Company's financial position and results of operations.

In May 2013, Finance Bill 2013 received the assent of the President of India and has been enacted as the 2013 Finance Act. There are various provisions in the 2013 Finance Act that may impact our India operations, including a tax on the buy-back of shares and an increase in the dividend distribution tax from 16.22% to 16.99%. The Company uses the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our India operations as these earnings are permanently reinvested. While the Company has no plans to do so, events may occur in the future that could effectively force management to change its intent not to repatriate our India earnings. If the Company changes its intent and repatriates such earnings, a dividend distribution tax will be incurred for distributions from India. These additional taxes will be recorded as tax expense in the period in which the dividend is declared.

The Finance Act of 2012 (the 2012 Finance Act) was signed into law in India on May 28th, 2012. The Act provides for the taxation of indirect foreign investment in India, including on a retroactive basis. The 2012 Finance Act overrides the Vodafone NL ruling by the Supreme Court of India which held that the Indian Tax Authorities cannot assess capital gains taxes on the sale of shares of non-Indian companies that indirectly own shares in an Indian company. The retroactive nature of these changes in law has been strongly criticized. The 2012 Finance Act has been challenged in the Indian courts. However, there is no assurance that such challenge will be successful. CSC has engaged in the purchase of shares of foreign companies that indirectly own shares of an Indian company and internal reorganizations. The Indian tax authorities may seek to apply the provisions of the 2012 Finance Act to these prior transactions and seek to tax CSC directly or as a withholding agent or representative assessee of the sellers involved in prior acquisitions. The Company believes that the 2012 Finance Act does not apply to these prior acquisitions and that it has strong defenses against any claims that might be raised by the Indian tax authorities.

Income from Discontinued Operations

The income from discontinued operations represents the results of certain businesses, which have been either divested during fiscal 2014 or are held-for-sale, and gains and loss from businesses divested (see Note 4 to the Consolidated Condensed Financial Statements).

The (loss) income from discontinued operations, net of taxes, was $(8) million for the quarter ended July 4, 2014, as compared to $16 million for the quarter ended June 28, 2013, primarily due to the gain on sale of the Flood BPO business during the first quarter of fiscal 2014, which did not recur in fiscal 2015. The loss during the first quarter of fiscal 2015 is from the small software business in Europe, which is held for sale at July 4, 2014. Subsequent to the first quarter, this business was sold.

Earnings Per Share and Share Base

Earnings per share (EPS) for the first quarter of fiscal 2015, on a diluted basis, was $0.98, a decrease of $0.16 compared to the first quarter of fiscal 2014. The decrease in EPS was the result of a decrease in income from discontinued operations, net of taxes of $24 million for the three months ended July 4, 2014.

The decrease in income from discontinued operations was primarily due to the gain on disposition, net of taxes of $12 million recorded in the first quarter of fiscal 2014, that did not repeat in fiscal 2015, and a decrease of $13 million in net loss from discontinued operations, net of taxes for the first quarter of fiscal 2015 compared to the comparable period in fiscal 2014.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the Commission file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the Commission that such an action should not be brought. The Company has been availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by the Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014 and a supplemental submission on April 9, 2014. The Company, through outside counsel, has been in continuing discussions with the SEC Enforcement Staff concerning a potential resolution of the staff’s investigation involving the Company. However, to date those discussions have not resulted in a resolution. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

Out of Period Adjustments Financial Impact Summary

The rollover impact on the pre-tax income (loss) from continuing operations of the recorded out of period adjustments in the first quarter of fiscal 2015, fiscal 2014 and fiscal 2013 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2013 Adjustments	Fiscal 2014 Adjustments	First Quarter Fiscal 2015 Adjustments	Total Adjustments
Fiscal 2015	$—	$—	$(12)	$(12)
Fiscal 2014	—	(2)	13	11
Fiscal 2013	6	4	(1)	9
Prior fiscal years (unaudited)	(6)	(2)	—	(8)

See Note 15 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for the quarters ended July 4, 2014 and June 28, 2013, respectively.

Fiscal 2015 Adjustments

During the first quarter of fiscal 2015, the Company identified and recoded net adjustments increasing pre-tax income from continuing operations by $12 million that should have been recorded in prior fiscal years. The net impact of these adjustments on income from continuing operations before taxes for the first quarter ended fiscal 2015 primarily included lower fiscal 2014 variable compensation partially offset by certain adjustments related to cost of services that were identified late in the 2014 close process and, therefore, were not included in the Company's fiscal 2014 Consolidated Financial Statements.

Adjustments recorded during the first quarter of fiscal 2015 that should have been recorded in prior fiscal years, increased net income attributable to CSC common shareholders by $2 million.

The impact of out of period adjustments recorded during fiscal 2015 on select line items of the unaudited Consolidated Condensed Statements of Operations for the quarter ended July 4, 2014, using the rollover method, is shown below:

	Quarter Ended July 4, 2014
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,237	$7	$3,244
Costs of services (excludes depreciation and amortization and restructuring costs)	2,364	20	2,384
Selling, general and administrative	344	—	344
Depreciation and amortization	272	(1)	271
Restructuring costs	10	—	10
Interest expense	39	—	39
Interest income	(5)	—	(5)
Other (income) expense	(1)	—	(1)
Income from continuing operations before taxes	214	(12)	202
Taxes on income	55	(6)	49
Income from continuing operations	159	(6)	153
Loss from discontinued operations, net of taxes	(8)	4	(4)
Net income attributable to CSC common stockholders	146	(2)	144
EPS – Diluted
Continuing operations	$1.03	$(0.04)	$0.99
Discontinued operations	(0.05)	0.03	(0.02)
Total	$0.98	$(0.01)	$0.97

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the quarter ended July 4, 2014 are related to the following line items of the unaudited Consolidated Balance Sheet:

(Amounts in million)	Increase/(Decrease)	July 4, 2014
Accounts receivable	Increase	$5
Software	Decrease	1
Other assets	Decrease	3
Accrued expenses and other current liabilities	Decrease	13
Deferred revenue	Increase	2

The Company has determined that the impact of the consolidated out of period adjustments recorded in the first quarter of fiscal 2015 is immaterial to the consolidated results, financial position and cash flows for the current quarter and prior periods. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2015.

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

During periods subsequent to June 28, 2013, the Company recorded out of period adjustments with a net pre-tax impact to income from continuing operations of $9 million, primarily in Corporate, that should have been recorded in the first quarter of fiscal 2014. Had such adjustments been recorded in the appropriate period, income from continuing operations before taxes for the first quarter of fiscal 2014 would have been lower by $9 million.

The impact of out of period adjustments recorded during fiscal 2014, and the first quarter of fiscal 2015, on select line items of the unaudited Consolidated Condensed Statements of Operations for the quarter ended June 28, 2013, using the rollover method, is shown below:

	Quarter Ended June 28, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,254	$12	$3,266
Costs of services (excludes depreciation and amortization and restructuring costs)	2,437	24	2,461
Selling, general and administrative	288	4	292
Depreciation and amortization	254	—	254
Restructuring costs	7	2	9
Interest expense	39	—	39
Interest income	(4)	—	(4)
Other (income) expense	(1)	—	(1)
Income from continuing operations before taxes	234	(18)	216
Taxes on income	73	(15)	58
Income from continuing operations	161	(3)	158
Loss from discontinued operations, net of taxes	16	(1)	15
Net income attributable to CSC common stockholders	174	(4)	170
EPS – Diluted
Continuing operations	$1.03	$(0.02)	$1.01
Discontinued operations	0.11	(0.01)	0.10
Total	$1.14	$(0.03)	$1.11

The out of period adjustments impacting income from continuing operations before taxes recorded by the Company in the quarter ended June 28, 2013 are related to the following unaudited Consolidated Balance Sheet line items:

(Amounts in million)	Increase/(Decrease)	June 28, 2013
Accounts receivable	Decrease	$2
Prepaid expenses and other current assets	Increase	10
Software	Increase	4
Other assets	Increase	5
Accrued payroll and related costs	Decrease	6
Accrued expenses and other current liabilities	Decrease	16
Deferred Revenue	Increase	21

The Company determined that the impact of the consolidated out of period adjustments recorded in the first quarter of fiscal 2014 was immaterial to the consolidated results, financial position and cash flows for the quarter of fiscal 2014 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014.

Cash Flows

	Three Months Ended
Amounts in millions	July 4, 2014	June 28, 2013
Net cash provided by operating activities	$273	$213
Net cash used in investing activities	(114)	(101)
Net cash (used in) provided by financing activities	(181)	(207)
Effect of exchange rate changes on cash and cash equivalents	19	(30)
Net decrease in cash and cash equivalents	(3)	(125)
Cash and cash equivalents at beginning of year	2,443	2,054
Cash and cash equivalents at the end of period	$2,440	$1,929

Net cash provided by operating activities for the first three months of fiscal 2015 was $273 million, an increase of $60 million compared to the first three months of fiscal 2014. The increase in net operating cash flow was primarily a consequence of the Company's ongoing cost reduction initiatives resulting in lower payroll and vendor payments. The year-over-year increase in operating cash also benefited from restructuring payments lower pension contributions.

Net cash used in investing activities for the first three months of fiscal 2015 was $114 million, an increase in outflow of $13 million compared to the first three months of fiscal 2014. The year-over-year increase in outflow was primarily due to lower net proceeds from business divestitures of $51 million, primarily related to the sale of its flood-insurance-related business process outsourcing business and $41 million of higher proceeds from sales of contract assets to customers.

Net cash used in financing activities in the first three months of fiscal 2015 was $181 million, a decrease of $26 million compared to the first three months of fiscal 2014. The decrease was primarily due to higher proceeds from exercise of stock options of $72 million, and higher excess tax benefit from stock-based compensation of $6 million, partially offset by higher principal payments of debt of $41 million and higher share repurchases of $21 million.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, unrecognized tax positions, and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company's Annual Report on Form 10-K for the year ended March 28, 2014. There have been no material changes since March 28, 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $2.4 billion both at July 4, 2014 and at March 28, 2014. At July 4, 2014, the Company had approximately $1.1 billion of cash and cash equivalents held in foreign subsidiaries outside of the U.S. It is generally management's intent to permanently reinvest earnings of its foreign operations. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes. The Company has no current plans and does not anticipate repatriating cash to the U.S. as taxable dividends. However, if these funds are needed for CSC's U.S. operations, the Company may repatriate some of the cash to the U.S. operations through settlement of inter-company loans or return of capital distributions in a tax efficient manner. The cash held outside of the U.S. can be used by the Company to fund strategic acquisitions off-shore such as the fiscal 2012 acquisitions of iSOFT and Applabs.

At the end of the first quarter of fiscal 2015, CSC’s ratio of net debt to total capitalization was 6.3%, as compared to 6.5% at the end of fiscal 2014. The decrease in the ratio was primarily due to the increase in total equity of $94 million, arising largely from net income attributable to CSC common stockholders of $146 million and $102 million from stock option transactions, partially offset by share repurchases of $150 million during the first three months of fiscal 2015.

The following table summarizes the Company’s capitalization ratios as of the end of the first quarter of fiscal 2015 and 2014:

	As of
(Amounts in millions)	July 4, 2014	March 28, 2014
Total debt	$2,879	$2,888
Cash and cash equivalents	2,440	2,443
Net debt	$439	$445

Total debt	$2,879	$2,888
Equity	4,038	3,944
Total capitalization	$6,917	$6,832

Debt-to-total capitalization	41.6%	42.3%
Net debt-to-total capitalization	6.3%	6.5%

At July 4, 2014, the Company had $241 million of current maturities of long-term debt, $444 million of short-term debt $2,194 million of long-term debt, and no amounts drawn under the Company's $2.5 billion committed revolving credit facility.

During the first quarter of fiscal 2015, CSC Asset Funding I LLC, which is a special purpose subsidiary of CSC Finance Co. LLC (CSC Finco) which is a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution which provides for a $250 million committed Lease Credit Facility (Leasing Facility) to finance CSC Finco's capital expenditures of IT equipment and associated software in support of IT services provided to the Company's customers. The draw down availability period for the Leasing Facility is eighteen months, and once drawn, converts into individual term notes of variable terms up to sixty months therefrom, depending on the nature of the underlying equipment being financed. Pricing on the drawn term notes under the Leasing Facility are floating rate based on LIBOR plus a margin of +100 basis points. There were no borrowings against the Leasing Facility as of July 4, 2014.

The Company's revolving credit facility and the U.K. short-term loan facility, require it to maintain certain financial covenants, and the Company was in compliance with these requirements as of July 4, 2014.

In December 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. During the first quarter of fiscal 2015, CSC completed this program and the Company's Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock.The timing, volume, and nature of future share repurchases is at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the repurchase program. During the first three months of fiscal 2015, the Company repurchased 2 million shares through open market purchases for aggregate consideration of $150 million at a weighted average price of $62.28 per share.

During the first three months of fiscal 2015, the Company paid quarterly cash dividends to its common stockholders aggregating to $0.20 per share, or approximately $29 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Company's Board of Directors. On May 8, 2014, the Board of directors approved an increase in quarterly cash dividends to common stockholders, to $0.23 per share.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its credit facility. As of July 4, 2014, the Company’s total liquidity was $4.9 billion, consisting of $2.4 billion of cash and cash equivalents and the full $2.5 billion available under the Company's revolving credit facility. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and available borrowings under the Company's undrawn credit facilities. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to issue additional debt with acceptable terms in the future.

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

S&P and Fitch, two of the three major ratings agencies that rate the Company's debt, took their most recent rating actions during the fourth quarter of fiscal 2014. S&P raised their underlying rating from BBB to BBB+ with no change to the assessment of “stable”. Fitch raised the outlook from "stable" to "positive" with no change to the underlying rating.
The most recent ratings and outlooks issued by Moody's, S&P and Fitch are described in the table below:

Rating Agency	Rating	Outlook	Short Term Ratings *
Fitch	BBB	Positive	-
Moody's	Baa2	Stable	-
S&P	BBB+	Stable	-

* The Company elected to suspend its commercial paper program; as a result, the rating agencies withdrew their short-term ratings (S&P's rating was withdrawn on April 14, 2014).

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to the Company by each agency may be subject to revision at any time. Accordingly, CSC is not able to predict whether its current credit ratings will remain as disclosed above. Factors that can affect the Company's credit ratings include changes in its operating performance, its financial position outcome of ongoing litigation as well as regulatory action such as the SEC investigation, and changes in its business strategy. If further changes in the Company's credit ratings were to occur, they could impact, among other things, its future borrowing costs and access to capital markets.

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

On August 31, 2012, the Company and the NHS entered into a binding interim agreement which was approved by all required U.K. government officials (interim agreement contract change note or IACCN). The IACCN amended the terms of the parties' then current contract under which the Company has developed and deployed an integrated patient records system using the Company's Lorenzo Regional Care software product. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain financial terms of the IACCN and provided for a change compensation payment by the NHS to the Company on that date in the amount of £10 million ($15 million) net of value added tax in full and final satisfaction of all costs and claims by CSC arising from changes to the Lorenzo software product that CSC delivered up to a certain version of the product. On October 4, 2013, the Company and the NHS finalized a full restatement of the contract through a "revised project agreement" (RPA). The RPA embodies and incorporates the principal terms of the IACCN and such letter agreement, makes certain other changes with respect the Company’s non-Lorenzo product deployments and consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. The RPA has been approved by all required U.K. government officials. Pursuant to the RPA, the parties have agreed to a mutual release of certain accrued claims under the contract through the date of the RPA, October 4, 2013.

Principal Components of the IACCN and the RPA

The key terms first agreed in the IACCN (and now embodied in the RPA) with respect to the delivery of the Lorenzo product and associated services are as follows:

1.
Under contract terms existing prior to the IACCN, the NHS was committed to purchase the Lorenzo product for multiple trusts. In addition, the Company was the exclusive supplier of such software products and related services to two out of the three regions of the U.K. covered by the existing contract. Under the IACCN (as now embodied in the RPA), the parties agreed that the NHS is no longer subject to any trust volume commitment for the Lorenzo product, and the Company agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a process for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

2.
The IACCN (as now embodied in the RPA), created pricing and payment terms for the Lorenzo product and new terms under which trusts in the contract's NME region that choose the Lorenzo product can access central funds for its deployment, subject to business case justification and the overall availability of such funding. While the funding is provided by the NHS, there is a far greater degree of interaction with the trusts under the terms agreed in the IACCN (as now embodied in the RPA), as the Company works with each individual trust to build a business case and seek NHS approval and central funding to proceed.

3.
Under the IACCN (as now embodied in the RPA), the Lorenzo product was redefined for pricing purposes, with Lorenzo Regional Care comprising the "Base Product," consisting of seven deployment units (or modules) and the "Additional Product," consisting of three other modules. The parties agreed that six of the Base Product's modules had completed the necessary NHS assurances and were ready to deploy to further trusts as of August 31, 2012. The remaining module of the Base Product was similarly accepted by the NHS as complete and ready to deploy to further trusts in early September 2012. Although the NHS assurance of the Base Product's seven modules is complete and the Company and the NHS are committed to complete the assurance of the Additional Product modules, neither the NHS nor any trust is obligated to purchase or deploy any of those modules.

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

The terms of the IACCN (as now embodied in the RPA) represented a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the terms of the IACCN (as now embodied in the RPA) as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($120 million), including the £68 million ($105 million) net settlement payment and a £10 million ($15 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized as revenue ratably over the term of the contract ending July 2016. The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period. As of July 4, 2014, the amount of deferred costs and deferred revenues was $15 million and $203 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING ESTIMATES

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the interim Consolidated Condensed Financial Statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for fiscal 2014. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the Consolidated Condensed Financial Statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation and recoverability on long term, fixed-price contracts; revenue recognition on software license sales that require significant customization; estimates used to determine deferred income taxes; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze contingencies and litigation. Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. federal government. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. The Company routinely negotiates such contract modifications. For all these estimates, the Company cautions that future events may not develop as forecast, and the best estimates routinely require adjustment.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014. For the quarter ended July 4, 2014, there have been no material changes to the sources and effects of the Company's market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

“Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of July 4, 2014 to ensure (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2014.

Changes in Internal Controls

“Internal control over financial reporting” is a process designed by, or under the supervision of, the issuer's principal executive and financial officers, and effected by the issuer's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorization of management and directors of the issuer; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the consolidated financial statements.

During the fiscal quarter ended July 4, 2014, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is set forth in Note 19, Commitments & Contingencies, to the unaudited Consolidated Condensed Financial Statements under the caption “Contingencies”, contained in Part I - Item 1 of this Current Report on Form 10-Q. Such information is incorporated herein by reference and made a part hereof.

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

See Note 5 to the unaudited Consolidated Condensed Financial Statements for a discussion of these investigations and adjustments.

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

CSC and the NHS are parties to a contract under which the Company is developing and deploying an integrated electronic patient records system. On August 31, 2012, after a series of negotiations, CSC and NHS entered into an interim agreement contract change note (IACCN), which was approved by all required U.K. government officials, and which amended the terms of the parties' then current contract. On March 28, 2013, the Company and the NHS signed a letter agreement that modified certain financial terms of the IACCN. On October 4, 2013, the Company and the NHS finalized a full restatement of the contract through the RPA. The RPA embodies and incorporates the principal terms of the IACCN and the letter agreement, makes certain other changes with respect the Company’s non-Lorenzo product deployments and consolidates the three regional contracts which comprised the Company's NHS contract into a single agreement. The RPA has been approved by all required U.K. government officials.

Under terms first agreed in the IACCN (as now embodied in the RPA), the NHS is not subject to any trust volume commitment for Lorenzo, and the Company has agreed to non-exclusive deployment rights for all products and services in those regions in which it previously enjoyed exclusivity. As a result, the individual trusts can choose third-party software vendors other than CSC to provide a software solution. CSC and the NHS have also agreed to a streamlined approach for trusts which wish to take the Lorenzo products within the NME regions to obtain central funding, subject to business case justification and overall availability of such funding, from the U.K. Department of Health for implementation of the Lorenzo products. In addition, CSC may offer the Lorenzo solution throughout the rest of England where trusts select CSC's solutions through a separate competitive process.

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

See Note 18 to the unaudited Consolidated Condensed Financial Statements for further discussion concerning the foregoing matters.

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

The Budget Act provided for additional automatic spending reductions, known as sequestration, which went into effect on March 1, 2013, and further reduced planned government spending. The BBA extended the sequestration into GFY 2023. While the defense budget sustained the largest single reduction, civil agencies and programs also were impacted significantly by sequestration cuts. In light of the Budget Act, the BBA and other deficit reduction pressures, it is likely that discretionary spending by the federal government will remain constrained for a number of years. As a result of sequestration, our U.S. federal government customers are more cautious with contract awards and spending, resulting in longer procurement cycles, smaller award values and an inclination towards extension of existing customer contracts, and we expect this behavior to continue. We are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we have experienced reduced funding on some of our programs, and may see further reductions, we do not expect the cancellation of any of our major programs.

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. On February 15, 2014, legislation was signed that suspends the U.S. debt limit ceiling through March 2015. However, significant long-term issues remain with respect to federal budgetary and spending matters and these current resolutions only have temporary effect. Any future changes to the fiscal policies of the U.S. federal government may decrease overall government funding, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. federal government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.

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

As noted in Part II, Item 1, Legal Proceedings and Note 19 to the unaudited Consolidated Condensed Financial Statements, we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities which may have a material and adverse impact on our liquidity and earnings.

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

Upon termination for convenience of a U.S. federal government cost reimbursable or time and materials contract, we normally are entitled to reimbursement of allowable costs plus a fee. Allowable costs generally include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, generally is related to the portion of the work completed prior to termination and is determined by negotiation.

A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.

In addition, certain of our U.S. federal government contracts span one or more base years and multiple option years. The U.S. federal government generally has the right not to exercise option periods and may not exercise an option period for various reasons, effectively terminating the contract when the period of performance expires. Any decision by the U.S. federal government not to exercise an option or to terminate a major contract could adversely impact our revenue, profitability and financial condition. There have been no U.S. federal government terminations or renegotiations that materially impacted the Company's consolidated financial position, results of operations or cash flows in fiscal years 2014, 2013, and 2012.

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

As a provider of information technology services to private and public sector customers operating in a number of regulated industries and countries, we store and process increasingly large amounts of sensitive data of our clients, including personal information and information relating to sensitive government functions. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. We collect and store certain personal and financial information from customers and employees. Security breaches could expose us to a risk of loss of this information, regulatory scrutiny, actions and penalties, extensive contractual liability litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on future business with current and potential customers.

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

Increasing data privacy and information security obligations could also impose additional regulatory pressures on our customers’ businesses, and indirectly, on our operations. In response, some of our customers have sought, and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us and some of our customer contracts may not contractually limit our liability for the loss of confidential information. If we are unable to adequately address these concerns, our business and results of operations could suffer. Compliance with new privacy and security laws, requirements and regulations, where required or undertaken by us, may result in cost increases due to potential systems changes, the development of additional administrative processes and increased enforcement actions and fines and penalties. While we strive to comply with all applicable data protection laws and regulations as well as our own posted privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive or confidential information may result in proceedings or actions against us by government or other entities, private lawsuits against us such as class actions or the loss of customers, which could potentially have an adverse effect on our business, reputation and results of operations.

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

We enter into foreign currency forward contracts and options, and interest rate swaps with a number of counterparties. As of July 4, 2014, we had outstanding foreign currency forward contracts with a notional value of $798 million, outstanding option contracts with a notional value of $33 million, and interest rate swap transactions of $275 million. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended July 4, 2014 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
March 29, 2014 to May 2, 2014	836,116	$60.49	826,800	$74,844,245
May 3, 2014 to May 30, 2014	531,554	$62.10	400,000	$1,549,876,425
May 31, 2014 to July 4, 2014	1,309,288	$63.46	1,181,620	$1,474,853,069

(1)
The Company accepted 156,188 shares of its common stock in the quarter ended July 4, 2014 from employees in lieu of cash due to the Company in connection with the settlement of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 112,350 shares of its common stock in the quarter ended July 4, 2014 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
On December 13, 2010, the Company publicly announced that its Board of Directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. During the first quarter of fiscal 2015, CSC completed this program and the Company's Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in additional share repurchases of the Company's outstanding common stock. CSC has been implementing these programs through purchases made in open market transactions in compliance with SEC Rule 10b-18 and Rule 10b5-1, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board of Directors has not established an end date for the repurchase program authorized during the first quarter of fiscal 2015. The approximate amount for which shares may yet be purchased under this program at July 4, 2014 is $1,475 million.

The Company repurchased 2,408,420 shares of its common stock in the fiscal quarter ended July 4, 2014 pursuant to the share repurchase program.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits
The following exhibits are filed with this report.

Exhibit Number	Description of Exhibit
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (filed on April 5, 2011) (file number 11739300))

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010 (filed August 11, 2010) (file number 101007138))

3.2
Amended and Restated Bylaws dated as of February 7, 2012 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (filed May 29, 2012) (file number 12874585))

3.3
Certificate of Amendment to the Amended and Restated Bylaws, dated August 7, 2012 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed August 10, 2012) (file number 121024334))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file number 081071955))

4.2
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.3
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.4
2.500% Senior Note due 2015 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.5
4.450% Senior Note due 2022 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

10.1
Master Loan and Security Agreement, dated as of May 28, 2014, among CSC Asset Funding I LLC, as Borrower, Computer Sciences Corporation, as Guarantor, Bank of America Leasing & Capital, LLC as Lender and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed May 30, 2014) (file number 001-04850))

10.2	Form of Performance Stock Unit Agreement with Mr. J. Michael Lawrie
18.1	Preferability Letter on Change in Accounting Principle
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
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

COMPUTER SCIENCES CORPORATION

Dated:	August 12, 2014	By:	/s/ Thomas R. Colan
		Name:	Thomas R. Colan
		Title:	Vice President and Controller
(Principal Accounting Officer)