Form 10-Q
period 2014-10-03
COMPUTER SCIENCES CORP
filed 2014-11-07
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 3, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
140,490,619 shares of Common Stock, $1.00 par value, were outstanding on October 24, 2014.

i

PART I. ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended		Six Months Ended
(Amounts in millions, except per-share amounts)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Revenues	$3,080	$3,187	$6,317	$6,441

Costs of services (excludes depreciation and amortization and restructuring costs ($(7) and $17 for the second quarter of fiscal 2015 and 2014, respectively, and $1 and $24 for the first six months of fiscal 2015 and 2014, respectively))	2,207	2,317	4,571	4,754
Selling, general and administrative (excludes restructuring costs ($0 and $(2) for the second quarter of fiscal 2015 and 2014, respectively, and $2 and $(2) for the first six months of fiscal 2015 and 2014, respectively))	346	314	690	602
Depreciation and amortization	252	248	524	502
Restructuring costs	(7)	15	3	22
Interest expense	36	35	75	74
Interest income	(5)	(3)	(10)	(7)
Other expense, net	6	22	5	21
Total costs and expenses	2,835	2,948	5,858	5,968

Income from continuing operations before taxes	245	239	459	473
Taxes on income	68	77	123	150
Income from continuing operations	177	162	336	323
(Loss) income from discontinued operations, net of taxes	(21)	80	(29)	96
Net income	156	242	307	419
Less: net income attributable to noncontrolling interest, net of tax	5	10	10	13
Net income attributable to CSC common stockholders	$151	$232	$297	$406

Earnings per common share
Basic:
Continuing operations	$1.20	$1.03	$2.26	$2.09
Discontinued operations	(0.15)	0.54	(0.20)	0.64
	$1.05	$1.57	$2.06	$2.73
Diluted:
Continuing operations	$1.18	$1.01	$2.22	$2.05
Discontinued operations	(0.14)	0.53	(0.20)	0.63
	$1.04	$1.54	$2.02	$2.68

Cash dividend per common share	$0.23	$0.20	$0.46	$0.40

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Net income	$156	$242	$307	$419

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(133)	(1)	(99)	(84)
Gain (loss) on foreign currency forward and option contracts	(5)	—	(6)	—
Pension and other post-retirement benefit plans	(3)	1	(4)	—
Other comprehensive (loss), net of taxes	(141)	—	(109)	(84)

Comprehensive income	15	242	198	335
Less: comprehensive income attributable to noncontrolling interest, net of taxes	5	19	10	22
Comprehensive income attributable to CSC common stockholders	$10	$223	$188	$313

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per-share data)	October 3, 2014	March 28, 2014

ASSETS
Cash and cash equivalents	$1,923	$2,443
Receivables, net of allowance for doubtful accounts of $43 (fiscal 2015) and $48 (fiscal 2014)	2,664	2,759
Prepaid expenses and other current assets	489	426
Total current assets	5,076	5,628

Property and equipment, net of accumulated depreciation of $3,682 (fiscal 2015) and $3,620 (fiscal 2014)	1,793	2,031
Software, net of accumulated amortization of $1,751 (fiscal 2015) and $1,680 (fiscal 2014)	794	650
Outsourcing contract costs, net of accumulated amortization of $1,078 (fiscal 2015) and $1,038 (fiscal 2014)	360	427
Goodwill, net	1,684	1,667
Other assets	866	986
Total Assets	$10,573	$11,389

LIABILITIES
Short-term debt and current maturities of long-term debt	$569	$681
Accounts payable	380	394
Accrued payroll and related costs	498	592
Accrued expenses and other current liabilities	908	1,094
Deferred revenue and advance contract payments	624	624
Income taxes payable and deferred income taxes	41	77
Total current liabilities	3,020	3,462

Long-term debt, net of current maturities	2,214	2,207
Income tax liabilities and deferred income taxes	559	557
Other long-term liabilities	1,061	1,219

EQUITY
Common stock, par value $1 per share; authorized 750,000,000; issued 149,903,855 (fiscal 2015) and 154,720,451 (fiscal 2014)	150	155
Additional paid-in capital	2,339	2,304
Earnings retained for use in business	1,453	1,592
Accumulated other comprehensive income	181	279
Less common stock in treasury, at cost, 9,449,491 (fiscal 2015) and 9,149,009 (fiscal 2014)	(436)	(418)
Total CSC stockholders’ equity	3,687	3,912
Noncontrolling interest in subsidiaries	32	32
Total Equity	3,719	3,944
Total Liabilities and Equity	$10,573	$11,389

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013
Cash flows from operating activities:
Net income	$307	$419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	524	502
Stock-based compensation	35	33
Gain on dispositions	(13)	(98)
Excess tax benefit from stock based compensation	(12)	(5)
Unrealized foreign currency exchange gain	4	(22)
Other non cash charges, net	17	21
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in assets	(32)	60
Decrease in liabilities	(340)	(427)
Net cash provided by operating activities	490	483

Cash flows from investing activities:
Purchases of property and equipment	(201)	(188)
Payments for outsourcing contract costs	(28)	(38)
Software purchased and developed	(104)	(91)
Payments for acquisitions, net of cash acquired	(35)	(27)
Business dispositions	(13)	232
Proceeds from sale of assets	70	12
Other investing activities, net	13	24
Net cash used in investing activities	(298)	(76)

Cash flows from financing activities:
Repayment of borrowings under lines of credit	(32)	—
Principal payments on long-term debt	(139)	(120)
Proceeds from stock options and other common stock transactions	125	85
Excess tax benefit from stock-based compensation	12	5
Repurchase of common stock	(559)	(251)
Dividend payments	(63)	(60)
Other financing activities, net	—	(8)
Net cash used in financing activities	(656)	(349)
Effect of exchange rate changes on cash and cash equivalents	(56)	(17)
Net (decrease) increase in cash and cash equivalents	(520)	41
Cash and cash equivalents at beginning of year	2,443	2,054
Cash and cash equivalents at end of period	$1,923	$2,095

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 28, 2014	154,721	$155	$2,304	$1,592	$279	$(418)	$3,912	$32	$3,944
Net income				297			297	10	307
Other comprehensive income					(109)		(109)		(109)
Stock-based compensation expense			35				35		35
Acquisition of treasury stock						(18)	(18)		(18)
Stock option exercises and other common stock transactions	3,497	3	136				139		139
Share repurchase program	(8,314)	(8)	(136)	(359)			(503)		(503)
Cash dividends declared				(66)			(66)		(66)
Noncontrolling interest distributions and other				(11)	11		—	(10)	(10)
Balance at October 3, 2014	149,904	$150	$2,339	$1,453	$181	$(436)	$3,687	$32	$3,719

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 29, 2013	158,984	$159	$2,167	$1,101	$108	$(401)	$3,134	$26	$3,160
Net income				406			406	13	419
Other comprehensive loss					(84)		(84)		(84)
Stock-based compensation expense			33				33		33
Acquisition of treasury stock						(10)	(10)		(10)
Stock option exercises and other common stock transactions	2,555	3	82				85		85
Share repurchase program	(4,873)	(5)	(71)	(153)			(229)		(229)
Cash dividends declared				(60)			(60)		(60)
Adjustments from divestiture of business								9	9
Noncontrolling interest distributions and other				9	(9)		—	(9)	(9)
Balance at September 27, 2013	156,666	$157	$2,211	$1,303	$15	$(411)	$3,275	$39	$3,314

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the interim period unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarters and six months ended October 3, 2014 and September 27, 2013, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Condensed Financial Statements and the accompanying notes. It is recommended that these unaudited Consolidated Condensed Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014 (fiscal 2014). In the opinion of management, the unaudited Consolidated Condensed Financial Statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year ending April 3, 2015 (fiscal 2015).

The Company reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date. As a result, the first quarter of fiscal 2015 was a fourteen week quarter.

During the first quarter of fiscal 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-employment benefit plans (see Note 2). These changes have been reported through retrospective application of the new accounting methods to all periods presented. As a result, the unaudited Consolidated Condensed Statements of Operations, Comprehensive Income, Cash Flows, and Changes in Equity for the quarter ended September 27, 2013, the Consolidated Condensed Balance Sheet for the year ended March 28, 2014, and all related notes to such financial statements have been recast from those presented in the previously filed Form 10-Q and Form 10-K to reflect this change (see Note 2).

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

The Company's income from continuing operations, before taxes and noncontrolling interest, and diluted earnings per share (EPS) from continuing operations, included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method, for the quarters and six months ended October 3, 2014 and September 27, 2013:

	Quarter Ended		Six Months Ended
(Amounts in millions, except per-share data)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Gross favorable	$43	$58	$72	$75
Gross unfavorable	(7)	(17)	(17)	(26)
Total net adjustments, before taxes and non-controlling interest	$36	$41	$55	$49

Impact on diluted EPS from continuing operations	$0.15	$0.18	$0.21	$0.20

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the United States (U.S.) and other governments, that are expected to be collected after one year totaled $55 million and $46 million as of October 3, 2014 and March 28, 2014, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Depreciation expense was $155 million and $324 million for the quarter and six months ended October 3, 2014, respectively, and $165 million and $333 million for the quarter and six months ended September 27, 2013, respectively.

Note 2 - Defined Benefit Pension Plan Accounting Policy Changes

During the first quarter of fiscal 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-retirement benefit plans and the calculation of expected return on pension plan assets. Historically, the Company recognized actuarial gains and losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligations (the “corridor”) as a component of accumulated other comprehensive loss in its Consolidated Condensed Balance Sheets and, depending on the benefit plan, the Company amortized these gains and losses to earnings either over the remaining average service period for the active participants or over the average remaining life expectancy of the inactive participants. Additionally, for the Company’s U.S. plans and the Australian plan, the Company previously used a calculated value for the market-related valuation of pension plan assets, reflecting changes in the fair value of plan assets over a three-year and a one-year period, respectively. Under the Company’s new accounting policies, the Company recognizes changes in actuarial gains and losses and the changes in fair value of plan assets in earnings at the time of plan remeasurement, typically annually during the fourth quarter of each year as a component of net periodic benefit expense (and the Company no longer applies a corridor and, therefore, no longer defers any gains or losses). The new accounting policies result in the changes in actuarial gains and losses and the changes in fair value of plan assets being recognized in earnings in the year they occur, rather than amortized over time, and therefore recognized earlier than under the Company’s previous methods of accounting. The Company believes the new pension accounting policies are preferable as they recognize the effects of plan investment performance, interest rate changes, changes in actuarial assumptions as a component of earnings in the year in which they occur rather than amortized over time, and additionally, conform all plans to a consistent policy for determining market-related value of plan assets. These changes have been reported through retrospective application of the new accounting methods to all periods presented. The remaining components of pension/post-retirement expense, primarily current period service and interest costs and expected return on plan assets, will continue to be recorded on a quarterly basis. The cumulative effect of the retrospective application of new accounting policies was a decrease of $1.5 billion in retained earnings and a corresponding decrease in accumulated other comprehensive losses as of the beginning of fiscal 2014.

In addition to the above mentioned accounting policy changes, the Company also changed the way in which it allocates the elements of net periodic pension (benefit) cost to its reportable segments to be aligned with changes in how the Company's chief operating decision maker evaluates segment performance. Historically, total net periodic pension (benefit) cost, including the amortization of deferred actuarial losses/(gains) and changes in fair value of plan assets, were reported within operating income, as defined by the Company, and fully allocated to reportable segments. Under the new allocation approach, the net actuarial gains and losses component of the net periodic pension (benefit) cost is excluded entirely from the Company’s definition of operating income and not allocated to the reportable segments. All of the other elements of net periodic pension (benefit) cost, excluding actuarial gains and losses, will continue to be included within operating income of the Company’s reportable segments. The Company has applied the change in the allocation approach retrospectively, adjusting segment reporting for all prior periods presented (see Note 15).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following tables present the effects of retrospectively applying the change in the pension accounting policies, on select line items of the accompanying unaudited Consolidated Condensed Financial Statements:

Impact on Consolidated Condensed Statements of Operations

	Quarter ended October 3, 2014
(Amounts in millions, except per-share amounts)	Previous accounting methods	As Reported	Impact of change in accounting methods
Costs of services	$2,226	$2,207	$(19)
Selling, general and administrative expenses	348	346	(2)
Income from continuing operations, before taxes	224	245	21
Taxes on income	62	68	6
Income from continuing operations	162	177	15
Net income	141	156	15
Net income attributable to CSC common stockholders	136	151	15
Basic EPS - Continuing operations	$1.10	$1.20	$0.10
Diluted EPS - Continuing operations	$1.07	$1.18	$0.11

	Quarter ended September 27, 2013
(Amounts in millions, except per-share amounts)	As previously reported	As Revised	Impact of change in accounting methods
Costs of services	$2,338	$2,317	$(21)
Selling, general & administrative expenses	316	314	(2)
Income from continuing operations, before taxes	216	239	23
Taxes on income	70	77	7
Income from continuing operations	146	162	16
Income from discontinued operations, net of taxes	63	80	17
Net income	209	242	33
Net income attributable to noncontrolling interest, net of tax	6	10	4
Net income attributable to CSC common stockholders	203	232	29
Basic EPS - Continuing operations	$0.95	$1.03	$0.08
Basic EPS - Discontinued operations	$0.42	$0.54	$0.12
Diluted EPS - Continuing operations	$0.93	$1.01	$0.08
Diluted EPS - Discontinued operations	$0.41	$0.53	$0.12

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Six months ended October 3, 2014
(Amounts in millions, except per-share amounts)	Previous accounting methods	As Reported	Impact of change in accounting methods
Costs of services	$4,608	$4,571	$(37)
Selling, general and administrative expenses	695	690	(5)
Income from continuing operations, before taxes	417	459	42
Taxes on income	112	123	11
Income from continuing operations	305	336	31
Net income	276	307	31
Net income attributable to CSC common stockholders	266	297	31
Basic EPS - Continuing operations	$2.04	$2.26	$0.22
Diluted EPS - Continuing operations	$2.01	$2.22	$0.21

	Six months ended September 27, 2013
(Amounts in millions, except per-share amounts)	As previously reported	As Revised	Impact of change in accounting methods
Costs of services	$4,794	$4,754	$(40)
Selling, general and administrative expenses	608	602	(6)
Income from continuing operations, before taxes	427	473	46
Taxes on income	136	150	14
Income from continuing operations	291	323	32
Loss from discontinued operations, net of taxes	77	96	19
Net income	368	419	51
Net income attributable to noncontrolling interest, net of tax	9	13	4
Net income attributable to CSC common stockholders	359	406	47
Basic EPS - Continuing operations	$1.89	$2.09	$0.20
Basic EPS - Discontinued Operations	$0.52	$0.64	$0.12
Diluted EPS - Continuing operations	$1.86	$2.05	$0.19
Diluted EPS - Discontinued operations	$0.51	$0.63	$0.12

Impact on Consolidated Condensed Statements of Comprehensive Income

	Quarter ended October 3, 2014
(Amounts in millions)	Previous accounting methods	As Reported	Impact of change in accounting methods
Net income	$141	$156	$15
Foreign currency translation adjustments	(130)	(133)	(3)
Pension and other post-retirement benefit plans, net of taxes	9	(3)	(12)
Other comprehensive income (loss), net of taxes	(126)	(141)	(15)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter ended September 27, 2013
(Amounts in millions)	As previously reported	As Revised	Impact of change in accounting methods
Net income	$209	$242	$33
Foreign currency translation adjustments	(3)	(1)	2
Pension and other post-retirement benefit plans, net of taxes	46	1	(45)
Other comprehensive income (loss), net of taxes	43	—	(43)
Comprehensive income (loss)	252	242	(10)
Comprehensive income (loss) attributable to noncontrolling interest	9	19	10
Comprehensive income (loss) attributable to CSC common stockholders	243	223	(20)

	Six months ended October 3, 2014
(Amounts in millions)	Previous accounting methods	As Reported	Impact of change in accounting methods
Net income	$276	$307	$31
Foreign currency translation adjustments	(90)	(99)	(9)
Pension and other post-retirement benefit plans, net of taxes	18	(4)	(22)
Other comprehensive income (loss), net of taxes	(78)	(109)	(31)

	Six months ended September 27, 2013
(Amounts in millions)	As previously reported	As Revised	Impact of change in accounting methods
Net income	$368	419	$51
Foreign currency translation adjustments	(87)	(84)	3
Pension and other post-retirement benefit plans, net of taxes	61	—	(61)
Other comprehensive income (loss), net of taxes	(26)	(84)	(58)
Comprehensive income (loss)	342	335	(7)
Comprehensive income (loss) attributable to noncontrolling interest	13	22	9
Comprehensive income (loss) attributable to CSC common stockholders	329	313	(16)

Impact on Consolidated Condensed Balance Sheets

	As of October 3, 2014
(Amounts in millions)	Previous accounting methods	As Reported	Impact of change in accounting methods
Earnings retained for use in business	$2,611	$1,453	$(1,158)
Accumulated other comprehensive (loss) income	(976)	181	1,157
Noncontrolling interest in subsidiaries	31	32	1

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of March 28, 2014
(Amounts in millions)	As previously reported	As Revised	Impact of change in accounting methods
Earnings retained for use in business	$2,770	$1,592	$(1,178)
Accumulated other comprehensive (loss) income	(898)	279	1,177
Noncontrolling interest in subsidiaries	31	32	1

Impact on Consolidated Condensed Statements of Cash Flows

	Six months ended October 3, 2014
(Amounts in millions)	Previous accounting methods	As Reported	Impact of change in accounting methods
Net income	$276	$307	$31
Decrease in liabilities	(309)	(340)	(31)

	Six months ended September 27, 2013
(Amounts in millions)	As previously reported	As Revised	Impact of change in accounting methods
Net income	$368	$419	$51
Gain on dispositions	(86)	(98)	(12)
Decrease in liabilities	(388)	(427)	(39)

Note 3 - Recent Accounting Pronouncements

New Accounting Standards

During the first six months of fiscal 2015, the Company adopted the following Accounting Standard Update (ASU):

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Effective March 29, 2014, CSC adopted the amendments in ASU 2013-04 and determined that the they did not have a material effect on CSC’s Consolidated Condensed Financial Statements.

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. ASU 2014-15 will be effective for CSC for fiscal 2017. CSC is currently evaluating the impact that the adoption of ASU 2014-15 may have on CSC's Consolidated Condensed Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts”. The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which CSC expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of CSC’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. CSC will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption is not allowed. ASU 2014-09 provides two methods of retrospective application. The first method would require CSC to apply ASU 2014-09 to each prior reporting period presented. The second method would require CSC to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. ASU 2014-09 will be effective for CSC beginning in fiscal 2018. CSC is currently evaluating the impact that the adoption of ASU 2014-09 may have on CSC’s Consolidated Condensed Financial Statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” ASU 2014-08 changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. ASU 2014-08 will be effective for CSC beginning in fiscal 2016. CSC is currently evaluating the impact that the adoption of ASU 2014-08 may have on CSC's Consolidated Condensed Financial Statements.

In January 2014, the FASB issued ASU No. 2014-05, "Service Concession Arrangements (Topic 853) (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2014-05”). ASU 2014-05 provides guidance on the accounting for service concession arrangements, which are arrangements between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor’s infrastructure (e.g. airports, roads, or bridges). The operating entity also may provide the construction, upgrading, or maintenance services of the grantor’s infrastructure. ASU 2014-05 specifies that an operating entity should not account for a service concession arrangement that is within the scope of this ASU as a lease in accordance with Topic 840, "Leases." ASU 2014-05 also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. ASU 2014-05 will be effective for CSC beginning in fiscal 2016. CSC believes that the adoption of ASU 2014-05 will not have a material effect on CSC's Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 4 - Acquisitions and Divestitures

Fiscal 2015 Acquisition

On July 31, 2014, CSC acquired a privately held entity for $35 million in an all cash transaction. CSC acquired this entity primarily to enhance its cyber security, systems engineering, and software development service offerings in the federal intelligence sector. The purchase price was allocated to assets acquired and liabilities assumed based on preliminary estimates of fair value at the date of acquisition, as follows: $4 million to current assets, $9 million to an intangible asset other than goodwill, $9 million to current liabilities, and $31 million to goodwill. The intangible asset, which is associated with the Company's customer relationships and government programs, will be amortized over 15 years. The goodwill is associated with the Company's North American Public Sector (NPS) segment and is expected to be tax deductible. Pro forma financial information for this acquisition is not presented as the effects of the acquisition are not material to CSC's consolidated results. The allocation of purchase price is preliminary and is subject to additional information related to the liabilities that existed as of the acquisition date.

Fiscal 2014 Acquisition

On August 5, 2013, CSC acquired Infochimps, Inc. (Infochimps), a privately-held company, in an all-cash transaction for $27 million. The acquisition complements CSC’s existing Big Data business by providing a flexible, scalable, platform-as-a-service offering. The purchase price has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition: $2 million to current and other long-term assets, $2 million to current and long-term liabilities, and $27 million to goodwill. As of the acquisition date, the fair value of trade receivables approximated book value and was considered fully recoverable. The goodwill is associated with the Company's GBS segment and is not tax-deductible. Pro forma financial information for this acquisition was not presented as the effects of the acquisition were not material to CSC's consolidated results.

Fiscal 2015 Divestiture

On July 31, 2014, CSC completed the sale of a German software business to a strategic investor for cash consideration of $3 million. This divestiture, which was a part of the GBS segment's healthcare group, resulted in a pre-tax loss of $22 million, representing the excess of the carrying value of the net assets of the business and transaction costs over the net proceeds. The divested assets and liabilities included: current assets of $54 million (including $21 million of cash); goodwill of $0; other noncurrent assets of $25 million; current liabilities of $33 million; and noncurrent liabilities of $23 million. The historical results of this business have been presented as discontinued operations in the Company's unaudited Consolidated Condensed Statement of Operations.

Fiscal 2014 Divestitures

On July 19, 2013, CSC's NPS segment completed the sale of its base operations, aviation and range services business unit, Applied Technology Division (ATD), to a strategic investor for cash consideration of approximately $178 million, plus a net working capital adjustment receivable of $6 million, for a pre-tax gain on disposal of $77 million. During the first quarter of fiscal 2015, NPS recorded a $1 million final net working capital adjustment, which reduced the total gain on sale of ATD.

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

Pursuant to the pension accounting policy change (see Note 2), the income from discontinued operations, net of taxes, for the second quarter and first six months of fiscal 2014 increased $17 million and $19 million, respectively due to the reduced pension expense.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

A summary of the results of the discontinued operations is presented below:

	Quarter Ended		Six Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Operations
Revenue	$3	$41	$10	$220

(Loss) income from discontinued operations, before taxes	(2)	5	(11)	12
Tax expense	—	2	—	5
Net (loss) income from discontinued operations	$(2)	$3	$(11)	$7

Disposal
(Loss) gain on disposition, before taxes	$(22)	$79	$(21)	$104
Tax (benefit) expense	(3)	2	(3)	15
(Loss) gain on disposition, net of taxes	$(19)	$77	$(18)	$89

(Loss) income from discontinued operations, net of taxes	$(21)	$80	$(29)	$96

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the Commission file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the Commission that such an action should not be brought. The Company has been availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by the Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014 and a supplemental submission on April 9, 2014. The Company, through outside counsel, has been in continuing discussions with the SEC Enforcement staff concerning a potential resolution of the staff’s investigation involving the Company, as previously disclosed. The SEC's staff is of the view that losses associated with the NHS contract should have been recognized prior to fiscal 2012 and continues to disagree with the Company's historical accounting and disclosures with respect to the NHS contract. Discussions are still ongoing but to date, those discussions have not resulted in a resolution. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing, or any SEC enforcement action or settlement as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

Out of Period Adjustments Financial Impact Summary

The rollover impact on the pre-tax income (loss) from continuing operations of the recorded out of period adjustments in the first quarter of fiscal 2015, fiscal 2014 and fiscal 2013 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2013 Adjustments	Fiscal 2014 Adjustments	First Six Months Fiscal 2015 Adjustments	Total Adjustments
Fiscal 2015	$—	$—	$(12)	$(12)
Fiscal 2014	—	(2)	13	11
Fiscal 2013	6	4	(1)	9
Prior fiscal years (unaudited)	(6)	(2)	—	(8)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

See Note 15 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for the quarters ended October 3, 2014 and September 27, 2013, respectively.

Fiscal 2015 Adjustments

During the quarter and six months ended October 3, 2014, the Company identified and recorded net adjustments decreasing pre-tax income from continuing operations by $4 million and increasing pre-tax income from continuing operations $12 million, respectively, that should have been recorded in prior periods.

The $4 million decrease in pre-tax income from continuing operations recorded during the second quarter of fiscal 2015 was primarily attributable to adjustments increasing cost of services partially offset by adjustments increasing revenue that should have been recorded in the first quarter of fiscal 2015. Out of period adjustments identified during the second quarter of fiscal 2015 that should have been recorded in prior fiscal years were not material.
Adjustments recorded during the quarter ended October 3, 2014 increased net income attributable to CSC common shareholders by $2 million.

The $12 million increase in pre-tax income from continuing operations recorded during the first six months of fiscal 2015 primarily included lower fiscal 2014 variable compensation partially offset by certain adjustments related to cost of services that were identified late in the 2014 close process and, therefore, were not included in the Company's fiscal 2014 Consolidated Financial Statements.Adjustments recorded during the six months ended October 3, 2014, that should have been recorded in prior fiscal years, increased net income attributable to CSC common shareholders by $7 million.

The impact of out of period adjustments recorded during fiscal 2015 on select line items of the unaudited Consolidated Condensed Statements of Operations for the quarter and six months ended October 3, 2014, using the rollover method, is shown below:

	Quarter Ended October 3, 2014
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,080	$(5)	$3,075
Costs of services (excludes depreciation and amortization and restructuring costs)	2,207	(8)	2,199
Selling, general and administrative	346	—	346
Depreciation and amortization	252	(1)	251
Restructuring costs	(7)	—	(7)
Interest expense	36	—	36
Interest income	(5)	—	(5)
Other expense, net	6	—	6
Income from continuing operations before taxes	245	4	249
Taxes on income	68	4	72
Income from continuing operations	177	—	177
Loss from discontinued operations, net of taxes	(21)	(2)	(23)
Net income attributable to CSC common stockholders	151	(2)	149
EPS – Diluted
Continuing operations	$1.18	$—	$1.18
Discontinued operations	(0.14)	(0.01)	(0.15)
Total	$1.04	$(0.01)	$1.03

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended October 3, 2014
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$6,317	$9	$6,326
Costs of services (excludes depreciation and amortization and restructuring costs)	4,571	22	4,593
Selling, general and administrative	690	—	690
Depreciation and amortization	524	(1)	523
Restructuring costs	3	—	3
Interest expense	75	—	75
Other expense, net	5	—	5
Income from continuing operations before taxes	459	(12)	447
Taxes on income	123	(3)	120
Income from continuing operations	336	(9)	327
Loss from discontinued operations, net of taxes	(29)	2	(27)
Net income attributable to CSC common stockholders	297	(7)	290
EPS – Diluted
Continuing operations	$2.22	$(0.06)	$2.16
Discontinued operations	(0.20)	0.01	(0.19)
Total	$2.02	$(0.05)	$1.97

For the six months ended October 3, 2014, the out of period impact on the unaudited Consolidated Condensed Balance Sheet of the adjustments included in income from continuing operations before taxes under the roll over method is shown below:

(Amounts in million)	Increase/(Decrease)	October 3, 2014
Receivable, net of allowance for doubtful accounts	Increase	$5
Property and Equipment	Decrease	1
Software, net of accumulated amortization	Decrease	1
Outsourcing contract costs, net of accumulated amortization	Increase	2
Other assets	Decrease	3
Accrued expenses and other current liabilities	Decrease	14
Deferred revenue and advance contract payments	Increase	4

The Company has determined that the impact of the consolidated out of period adjustments recorded in the six months ended October 3, 2014 is immaterial to the consolidated results, financial position and cash flows for the second quarter and first six months of fiscal 2015 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2015.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

During periods subsequent to September 27, 2013, the Company recorded out of period adjustments with a net pre-tax impact to income from continuing operations of $3 million, primarily in the GIS segment, and $11 million, primarily in the GBS segment, that should have been recorded in the second quarter and first six months of fiscal 2014, respectively. Had such adjustments been recorded in the appropriate period, income from continuing operations before taxes for the second quarter and for the first six months of fiscal 2014 would have been higher by $3 million and $11 million, respectively.

The impact of out of period adjustments recorded during fiscal 2014, and the first six months of fiscal 2015, on select line items of the unaudited Consolidated Condensed Statements of Operations for the quarter and first six months ended September 27, 2013, using the rollover method, is shown below:

	Quarter Ended September 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,187	$11	$3,198
Costs of services (excludes depreciation and amortization and restructuring costs)	2,317	(15)	2,302
Selling, general and administrative	314	(4)	310
Depreciation and amortization	248	(1)	247
Restructuring costs	15	—	15
Interest expense	35	—	35
Interest income	(3)	—	(3)
Other (income) expense	22	—	22
Income from continuing operations before taxes	239	31	270
Taxes on income	77	(5)	72
Income from continuing operations	162	36	198
Income from discontinued operations, net of taxes	80	2	82
Net income attributable to CSC common stockholders	232	38	270
EPS – Diluted
Continuing operations	$1.01	$0.24	$1.25
Discontinued operations	0.53	0.01	0.54
Total	$1.54	$0.25	$1.79

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended September 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$6,441	$23	$6,464
Costs of services (excludes depreciation and amortization and restructuring costs)	4,754	9	4,763
Selling, general and administrative	602	—	602
Depreciation and amortization	502	(1)	501
Restructuring costs	22	2	24
Interest expense	74	—	74
Other (income) expense	21	—	21
Income from continuing operations before taxes	473	13	486
Taxes on income	150	(20)	130
Income from continuing operations	323	33	356
Income from discontinued operations, net of taxes	96	3	99
Net income attributable to CSC common stockholders	406	36	442
EPS – Diluted
Continuing operations	$2.05	$0.22	$2.27
Discontinued operations	0.63	0.02	0.65
Total	$2.68	$0.24	$2.92

For the six months ended September 27, 2013, the out of period impact on the unaudited Consolidated Condensed Balance Sheet of the adjustments included in income from continuing operations before taxes under the roll over method is shown below:

(Amounts in million)	Increase/(Decrease)	September 27, 2013
Receivable, net of allowance for doubtful accounts	Decrease	$8
Prepaid expenses and other current assets	Increase	6
Property and Equipment	Decrease	1
Software, net of accumulated amortization	Decrease	1
Other assets	Increase	1
Accrued payroll and related costs	Decrease	5
Accrued expenses and other current liabilities	Decrease	13
Deferred revenue and advance contract payments	Increase	$28

The Company determined that the impact of the consolidated out of period adjustments recorded in the second quarter of fiscal 2014 was immaterial to the consolidated results, financial position and cash flows for the second quarter of fiscal 2014 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6 - Earnings Per Share

Basic earnings per common share (EPS) and diluted EPS are calculated as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions, except per-share amounts)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Net income attributable to CSC common stockholders
From continuing operations	$172	$152	$326	$310
From discontinued operations	(21)	80	(29)	96
	$151	$232	$297	$406
Common share information:
Weighted average common shares outstanding for basic EPS	143.279	148.047	144.346	148.951
Dilutive effect of stock options and equity awards	2.317	2.926	2.809	2.525
Shares for diluted earnings per share	145.596	150.973	147.155	151.476

Earnings per share – basic and diluted:
Basic EPS:
Continuing operations	$1.20	$1.03	$2.26	$2.09
Discontinued operations	(0.15)	0.54	(0.20)	0.64
Total	$1.05	$1.57	$2.06	$2.73

Diluted EPS:
Continuing operations	$1.18	$1.01	$2.22	$2.05
Discontinued operations	(0.14)	0.53	(0.20)	0.63
Total	$1.04	$1.54	$2.02	$2.68

Stock options, restricted stock units (RSUs), and contingent shares of common stock with respect to the accelerated share repurchase agreement (see Note 13) whose impact would have been anti-dilutive were excluded from the diluted earnings per share computation. The number of shares related to such stock options was 1,306,873 and 1,006,720 for the quarter and six months ended October 3, 2014, respectively, and 5,188,587 and 7,704,313 for the quarter and six months ended September 27, 2013, respectively. The number of shares related to such RSUs was 1,146,523 and 433,709 for the quarter and six months ended October 3, 2014, respectively, and 19,847 and 65,642 for the quarter and six months ended September 27, 2013, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 7 - Fair Value

Fair value measurements on a recurring basis

The following tables present the Company’s assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis as of October 3, 2014 and March 28, 2014:

	As of October 3, 2014
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$297	$297	$—	$—
Time deposits	501	501	—	—
Derivative instruments	7	—	7	—
Total assets	$805	$798	$7	$—

Liabilities:
Derivative instruments	$11	$—	$11	$—
Total liabilities	$11	$—	$11	$—

	As of March 28, 2014
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$717	$717	$—	$—
Time deposits	693	693	—	—
Derivative instruments	5	—	5	—
Total assets	$1,415	$1,410	$5	$—

Liabilities:
Derivative instruments	$4	$—	$4	$—
Total liabilities	$4	$—	$4	$—

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, intangible assets, and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the quarters and six months ended October 3, 2014 and September 27, 2013.

Financial instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases was $1,954 million and $1,874 million, and the estimated fair value was $2,059 million and $2,057 million, as of October 3, 2014 and March 28, 2014, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

The Company is subject to counterparty risk in connection with its derivative instruments (see Note 8). With respect to its foreign currency derivatives, as of October 3, 2014 there were two counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is less than $1 million. With respect to its interest rate swaps, there were three counterparties with concentration of risk and the maximum amount of loss that the Company could incur was $7 million as of October 3, 2014.

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

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of October 3, 2014, the Company had $16 million of accounts receivable, $11 million of related allowance for doubtful accounts, $1 million of other assets, and $4 million of accounts payable with customers involved in bankruptcy proceedings.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The following table presents the fair values of derivative instruments included on the Consolidated Condensed Balance Sheets as of October 3, 2014 and March 28, 2014:

	Derivative Assets			Derivative Liabilities
(Amounts in millions)	Balance sheet line item	As of October 3, 2014	As of March 28, 2014	Balance sheet line item	As of October 3, 2014	As of March 28, 2014

Derivatives designated for hedge accounting:
Interest rate	Other assets	$7	$3	Other long-term liabilities	$—	$—
Foreign Currency forward contracts	Prepaid expense and other current assets	—	—	Accrued expenses and other current liabilities	6	—
Total fair value of derivatives designated for hedge accounting		$7	$3		$6	$—

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Prepaid expense and other current assets	$—	$2	Accrued expenses and other current liabilities	$5	$4
Total fair value of derivatives not designated for hedge accounting		$—	$2		$5	$4

Derivative instruments designated as hedges

Fair value hedges

Pursuant to its interest rate and risk management strategy, during the second quarter of fiscal 2014, the Company entered into multiple interest rate swap transactions to hedge the fair value of $275 million of the Company’s 4.45% term notes, due 2022, which effectively converted the debt into floating interest rate debt. For accounting purposes, these interest rate swap transactions were designated as fair value hedges and qualified for the short-cut method of hedge accounting, as defined under ASC Topic 815, “Derivatives and Hedging.” Accordingly, changes in the fair values of the interest rate swaps are reported in earnings and fully offset changes in the fair value of the underlying debt (see Note 9); therefore, no net gain or loss is recognized in the unaudited Consolidated Condensed Statement of Operations.

The following table presents the pre-tax gains (losses) related to the fair value hedges and the related hedged items, for the quarters ended October 3, 2014 and September 27, 2013, respectively:

	Derivative Instrument			Hedged Item
(Amounts in millions)	Statement of Operations line item	Gain (Loss) for the Quarter Ended		Balance Sheet line item	Gain (Loss) for the Quarter Ended
		October 3, 2014	September 27, 2013		October 3, 2014	September 27, 2013
Interest rate swaps	Other Income (Expense)	$(1)	$5	Debt	$1	$(5)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following table presents the pre-tax gains (losses) related to the fair value hedges and the related hedged items, for the six months ended October 3, 2014 and September 27, 2013, respectively:

	Derivative Instrument			Hedged Item
(Amounts in millions)	Statement of Operations line item	Gain (Loss) for the Six Months Ended		Balance Sheet line item	Gain (Loss) for the Six Months Ended
		October 3, 2014	September 27, 2013		October 3, 2014	September 27, 2013
Interest rate swaps	Other Income (Expense)	$4	$5	Debt	$(4)	$(5)

Cash flow hedges

During the first quarter of fiscal 2015, the Company designated certain foreign currency forward contracts as cash flow hedges, to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted transactions for a nine-month period through March 2015. As of October 3, 2014, the notional amount of foreign currency forward contracts designated as cash flow hedges was $285 million.

For the quarter ended October 3, 2014, the Company performed an assessment at the inception of the cash flow hedge transactions that determined all critical terms of the hedging instruments and hedged items match; therefore there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated Other Comprehensive Income (OCI) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the quarter ended October 3, 2014, the Company did not discontinue any cash flow hedge for which it was probable that the hedged transaction would not occur. As of October 3, 2014, $6 million of the existing amount of losses related to the cash flow hedge reported in accumulated OCI are expected to be reclassified into earnings within the next twelve months.

The following table presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in accumulated OCI, for the quarters ended October 3, 2014 and September 27, 2013, respectively:

(Amounts in millions)	Gain (Loss) recognized in Accumulated OCI (effective portion) for the Quarter Ended		Gain (Loss) reclassified into cost of services from Accumulated OCI (effective portion) for the Quarter Ended		Gain (loss) recognized in Other Income (Expense) (ineffective portion) for the Quarter Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Foreign currency forward and option contracts	$(5)	$—	$—	$—	$—	$—

The following table presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in accumulated OCI, for the six months ended October 3, 2014 and September 27, 2013, respectively:

(Amounts in millions)	Gain (Loss) recognized in Accumulated OCI (effective portion) for the Six Months Ended		Gain (Loss) reclassified into cost of services from Accumulated OCI (effective portion) for the Six Months Ended		Gain (loss) recognized in Other Income (Expense) (ineffective portion) for the Six Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Foreign currency forward and option contracts	$(6)	$—	$—	$—	$—	$—

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Derivatives not designated for hedge accounting

Total return swaps

Beginning in the first quarter of fiscal 2015, the Company entered into total return swaps (TRS) derivative contracts to hedge market volatility of the notional investments underlying the Company's deferred compensation obligations. Changes in the fair value of these derivatives and changes in the associated hedged liabilities are recorded in cost of services and selling, general and administrative expenses. The TRS are entered into monthly and are settled on the last day of every fiscal month.

Foreign currency derivatives

The Company manages exposure to fluctuations in foreign currencies by using short-term foreign currency forward and option contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the unaudited Consolidated Statement of Operations. The notional amount of the foreign currency forward contracts outstanding as of October 3, 2014 and March 28, 2014 was $542 million and $816 million, respectively. The notional amount of option contracts outstanding as of October 3, 2014 and March 28, 2014 was $0 and $81 million, respectively.

The following table presents the pretax amounts affecting income related to derivatives not designated for hedge accounting for the quarters ended October 3, 2014 and September 27, 2013, respectively:

		Quarter Ended		Six Months Ended
(Amounts in millions)	Statement of Operations line item	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Total return swaps	Cost of services and Selling, general & administrative expenses	$—	$—	$4	$—
Foreign currency forwards and options	Other Income (Expense)	(5)	(17)	(4)	(16)
Total		$(5)	$(17)	$—	$(16)

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
The following table provides information about the potential effect of such netting arrangements on the Company’s derivative instruments:

	Fair Value as of
	October 3, 2014		March 28, 2014
(Amounts in millions)	Assets	Liabilities	Assets	Liabilities
Gross amount of derivative instruments recognized in Consolidated Condensed Balance Sheets	$7	$11	$5	$4
Gross amounts not offset in the Consolidated Condensed Balance Sheets (1)	—	—	—	—
Net amount	$7	$11	$5	$4
(1) These amounts represent the fair value of derivative instruments subject to enforceable master netting arrangements that the Company has elected to not offset. The Company's derivative contracts do not require it to hold or post financial collateral.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 9 - Debt

The following is a summary of the Company's debt as of October 3, 2014 and March 28, 2014:

(Amounts in millions)	October 3, 2014	March 28, 2014
4.45% term notes, due September 2022	$439	$434
6.50% term notes, due March 2018	917	917
2.50% term notes, due September 2015	350	350
Note payable, due January 2016	406	413
Mandatorily redeemable preferred stock outstanding	61	61
Note payable of consolidated subsidiary	68	68
Capitalized lease liabilities	415	511
Borrowings for assets acquired under long-term financing	123	98
Other borrowings	4	36
Total debt	2,783	2,888
Less: short term debt and current maturities of long term debt	569	681
Total long-term debt	$2,214	$2,207

During the second quarter of fiscal 2015, CSC modified its existing $2.5 billion credit facility agreement by extending the maturity date from January 15, 2019 to January 15, 2020. There were no borrowings outstanding against the $2.5 billion credit facility as of October 3, 2014 and March 28, 2014.

The Company also extended the maturity date of its £250 million ($406 million) note payable from December 2014 to January 19, 2016, effective December 19, 2014. The Company was in compliance with all financial covenants as of October 3, 2014 and March 28, 2014.

During the first quarter of fiscal 2015, CSC Asset Funding I LLC, which is a special purpose subsidiary of CSC Finance Co. LLC (CSC Finco) which is a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution which provides for a $250 million committed Lease Credit Facility (Leasing Facility) to finance CSC Finco's capital expenditures for IT equipment and associated software in support of IT services provided to the Company's customers. The drawdown availability period for the Leasing Facility is eighteen months, and once drawn, converts into individual term notes of variable terms up to sixty months therefrom, depending on the nature of the underlying equipment being financed. Pricing on the drawn term notes under the Leasing Facility are floating rate based on LIBOR plus a margin of +100 basis points. There were no borrowings against the Lease Credit Facility as of October 3, 2014. The Company was in compliance with all the financial covenants associated with its term loan facility at October 3, 2014.

Note 10 - Pension and Other Post-Retirement Benefit Plans

The Company and its subsidiaries sponsor a number of pension and other post-retirement benefit plans. During the first quarter of fiscal 2015, the Company changed its accounting policies related to its defined benefit pension and other post-retirement benefit plans (see Note 2).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The net periodic pension benefit for U.S. and non-U.S. pension plans included the following components:

	Quarter Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Service cost	$1	$1	$6	$6
Interest cost	38	37	30	31
Expected return on assets	(60)	(54)	(47)	(39)
Amortization of transition obligation	—	—	1	—
Amortization of prior service cost	—	1	(4)	(1)
Contractual termination benefits	—	—	(7)	3
Settlement (income)	—	(28)	—	—
Net periodic pension benefit	$(21)	$(43)	$(21)	$—

	Six Months Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Service cost	$2	$3	$12	$13
Interest cost	76	75	61	62
Expected return on assets	(121)	(110)	(94)	(79)
Amortization of transition obligation	—	—	1	—
Amortization of prior service cost	—	2	(6)	(2)
Recognition of actuarial losses	1	—	—	—
Contractual termination benefits	—	—	(7)	3
Settlement loss (income)	2	(28)	—	—
Net periodic pension benefit	$(40)	$(58)	$(33)	$(3)

The year-over-year decrease in net periodic pension benefit, both for the second quarter and the first six months of fiscal 2015, was primarily due to the fiscal 2014 settlement gain associated with the ATD sale (see Note 4) that did not recur in fiscal 2015, greater return on pension assets of the U.S. and U.K. plans, due to a higher amount of pension assets at the beginning of fiscal 2015 as compared to fiscal 2014 as well as higher than expected returns on the pension assets and a reduction in the accrual for contractual termination pension benefits.

During the first quarter of fiscal 2015, a curtailment loss of $2 million was recorded. This curtailment charge was associated with one of the U.S. pension plans and resulted from amortization of the prior service cost. The plan was remeasured on April 30, 2014 using a discount rate of 4.14%, a decrease from 4.23% at the prior fiscal year end, which resulted in an increase to the fair value of actuarial pension benefit obligation of $1 million, increasing the plan’s unfunded obligations.

On July 31, 2014, CSC completed the sale of a German software business, which had a pension plan (see Note 4). The plan was remeasured as of the date of the sale, resulting in settlement costs totaling $3 million, which has been reported within discontinued operations.

On July 19, 2013, CSC completed the sale of ATD (See Note 4), which had a pension and a retiree medical plan. The plans were remeasured as of the date of the sale, resulting a in settlement benefit of $28 million associated with the pension plan and $8 million associated with the retiree medical plan, and a reduction to long-term liabilities of $28 million.

The Company contributed $10 million and $46 million to the defined benefit pension plans during the second quarter and six months ended October 3, 2014, respectively. The Company expects to contribute $18 million during the remainder of

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

fiscal 2015. Additional contributions may be required to meet funding levels as required by Section 430 of the Internal Revenue Code, as amended by the Pension Protection Act of 2006, the amount of which will be determined based upon actuarial valuations that will be performed in the fourth quarter of fiscal 2015.

The components of net periodic benefit cost for other post-retirement benefit plans, reported on a global basis, included the following:

	Quarter Ended
(Amounts in millions)	October 3, 2014	September 27, 2013
Service cost	$1	$1
Interest cost	2	2
Expected return on assets	(2)	(1)
Amortization of prior service costs	—	(1)
Settlement (gain)		(8)
Net provision for post-retirement benefits	$1	$(7)

	Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013
Service cost	$2	$2
Interest cost	4	5
Expected return on assets	(3)	(2)
Amortization of prior service cost	(1)	(2)
Settlement (gain)	—	(8)
Net provision for post-retirement benefits	$2	$(5)

The Company contributed $2 million and $4 million to the other post-retirement benefit plans during the quarter and six months ended October 3, 2014. The Company expects to contribute $4 million during the remainder of fiscal 2015.

In September 2014, CSC initiated a pension lump sum or annuity distribution offer to U.S. terminated vested participants who earned benefits in a CSC sponsored pension plan. Eligible participants have the option to choose a distribution from the pension plan in the form of a single lump sum payment or annuity plan. Distributions to participants, who accept the offer, are expected during December 2014 (see Note 20).

During the third quarter of fiscal 2015, the Company amended its retiree medical health plans to provide coverage to eligible Medicare retirees through a private insurance marketplace. The insurance marketplace will allow retirees to choose the health insurance terms, cost and coverage that best fit their needs. CSC will continue to provide financial support to the Medicare eligible participants in the form of a tax free contribution to a health reimbursement account (see Note 20).

Note 11 - Income Taxes

The Company's effective tax rate from continuing operations (ETR) was 27.8% and 26.8% for the quarter and six months ended October 3, 2014, respectively, and 32.2% and 31.7% for the quarter and six months ended September 27, 2013, respectively. The following are the primary drivers of the ETR for the six months ended October 3, 2014 and September 27, 2013, respectively. For the tax impact of discontinued operations, see Note 4.

•
During the second quarter and six months ended October 3, 2014 and September 27, 2013, the ETR decreased due to the global mix of income and changes in valuation allowances in certain non-U.S. jurisdictions.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

•
During the second quarter and six months ended September 27, 2013, the Company recorded an income tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR for the second quarter and six months ended September 27, 2013 by 4.2% and 2.1%, respectively.

There were no material changes to uncertain tax positions as of the second quarter of fiscal 2015 compared to the fiscal 2014 year-end.

The Internal Revenue Service (IRS) examined several issues for the fiscal years 2008 through 2010 that resulted in audit adjustments to the Company's federal income tax returns. The Company does not agree with many of the proposed adjustments and has filed an Appeals brief. As a result, the Company expects to reach a resolution no earlier than fiscal year 2016. The significant items subject to appeal primarily relate to foreign exchange losses and other U.S. international tax issues. In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions of up to $28 million, excluding interest, penalties, and tax carryforwards.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against certain deferred tax assets due to uncertainties related to the ability to utilize these assets. The valuation allowance is based on historical earnings, estimates of taxable income by jurisdiction and the period over which the deferred tax assets will be recoverable. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. Based on recent earnings in certain jurisdictions there is a reasonable possibility that, within fiscal 2015, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, the Company may release a portion of its valuation allowance against its deferred taxes, which would result in the recognition of certain deferred tax assets and an income tax benefit for the period in which such release is recorded. Any such adjustment could result in a favorable impact that could be material to the Company's financial position and results of operations.

Note 12 - Stock Incentive Plans

For the quarters ended October 3, 2014 and September 27, 2013, the Company recognized stock-based compensation expense as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Cost of services	$3	$7	9	$13
Selling, general and administrative	13	9	26	20
Total	$16	$16	$35	$33
Total, net of tax	$10	$10	$23	$21

Stock-based compensation for the first six months of fiscal 2015 increased $2 million when compared to the same period of the prior year. The increases included $8 million due to higher expense associated with the restricted stock units (RSUs) granted to the employees of ServiceMesh, which was acquired in the third quarter of fiscal 2014, and $7 million due to the fiscal 2015 option and RSU grants, impacted by the Company's higher stock price. These increases in expense were offset by $13 million of lower expense due to adjustments for forfeitures for terminating employees.

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant-date fair values of stock options granted during the six months ended October 3, 2014 and September 27, 2013 were $18.34 and $16.35 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted-average assumptions:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended
	October 3, 2014	September 27, 2013
Risk-free interest rate	2.07%	2.08%
Expected volatility	33%	35%
Expected term (in years)	6.21	6.70
Dividend yield	1.50%	1.67%

For the six months ended October 3, 2014 and September 27, 2013, the tax benefit realized from stock option exercises and RSU settlements was $30 million and $13 million, respectively, and the excess tax benefit was $12 million and $5 million, respectively.

Employee Incentives

The Company currently has two active stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs. As of October 3, 2014, 15,593,681 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

	As of October 3, 2014
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of March 28, 2014	9,829,611	$43.30	5.73	$167
Granted	1,294,215	60.90
Exercised	(2,952,668)	44.37		53
Canceled/Forfeited	(643,192)	39.61
Expired	(36,318)	42.76
Outstanding as of October 3, 2014	7,491,648	46.24	6.02	99
Vested and expected to vest in the future as of October 3, 2014	7,279,846	45.97	5.93	98
Exercisable as of October 3, 2014	4,674,967	44.83	4.30	67

The total intrinsic value of options exercised during the six months ended October 3, 2014 and September 27, 2013 was $53 million and $19 million, respectively. The cash received from stock options exercised during the six months ended October 3, 2014 and September 27, 2013 was $125 million and $85 million, respectively.

As of October 3, 2014, there was $39 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.02 years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Restricted Stock Units

Information concerning RSUs granted under stock incentive plans is as follows:

	As of October 3, 2014
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 28, 2014	3,187,741	$41.34
Granted	936,759	60.81
Released/Issued	(482,177)	37.24
Canceled/Forfeited	(476,183)	39.42
Outstanding as of October 3, 2014	3,166,140	48.01

As of October 3, 2014, there was $116 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.17 years.

Non-employee Director Incentives

The Company has two stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of October 3, 2014, 175,300 shares of CSC common stock remained available for grant to non-employee directors as RSUs or other stock-based incentives.

Generally, RSU awards to non-employee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to non-employee directors is as follows:

	As of October 3, 2014
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 28, 2014	184,146	$42.07
Granted	22,100	59.63
Released/Issued	(62,260)	44.10
Canceled/Forfeited	—	—
Outstanding as of October 3, 2014	143,986	43.88

Note 13 - Stockholder's Equity

Stock Repurchase Program

In December 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. During the first quarter of fiscal 2015, CSC completed this program and the Company's Board of Directors approved a new share repurchase program authorizing up to an additional $1.5 billion in share repurchases of the Company's outstanding common stock. CSC has been implementing these programs through purchases in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. No end date was established for the current repurchase program.

The shares repurchased under the approved plan are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares was allocated between additional paid-in capital and retained earnings.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

During the second quarter and first six months of fiscal 2015, 4,646,630 and 7,055,050 shares were purchased, respectively, through open market purchases for an aggregate consideration of $278 million and $428 million, respectively, at a weighted average price of $59.77 and $60.63 per share, respectively. The Company also paid $6 million during the first quarter of fiscal 2015 for shares purchased during the fourth quarter of fiscal 2014 that had not yet settled in cash by March 28, 2014. The approximate amount for which shares may yet be purchased under the share repurchase program at October 3, 2014 is $1.1 billion.

During the second quarter of fiscal 2015, the Company entered into an accelerated share repurchase (ASR) agreement with a financial institution by advancing cash proceeds of $125 million. At inception, the ASR was initially settled by delivery of 1,258,651 shares to the Company, all of which were immediately retired. The actual number of shares required to be delivered to the Company was based on the trading prices of the Company's stock over a defined trading execution period under the agreement. Under certain circumstances, portions of the original amounts advanced to the financial counterparty could be returned to the Company.

Subsequent to the end of the second quarter, after completion of the pricing period, the financial institution will return $50 million to the Company and deliver 31,830 additional shares. As a result, the Company will have repurchased under the ASR, 1,290,481 shares for a net consideration of $75 million, at an average price of $58.12 per share.

During the second quarter and first six months ending September 27, 2013, the Company repurchased 2,044,109 and 4,873,222 shares through open market purchases for an aggregate consideration of $102 million and $229 million, respectively, at a weighted average price of $49.85 and $46.91 per share, respectively.

Accumulated Other Comprehensive Income (Loss)

The following tables show the activity in the components of other comprehensive income (loss), including the respective tax effects, and reclassification adjustments for the quarter and six months ended October 3, 2014 and September 27, 2013, respectively:

For the quarter ended October 3, 2014 (Amounts in millions)	Before Tax Income (Loss)	Tax Expense	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(133)	$—	$(133)
Gain (loss) on foreign currency forward and option contracts	(5)	—	(5)
Pension and other post-retirement benefit plans:
Amortization of transition obligation	1	—	1
Amortization of prior service credit	(4)	—	(4)
Total pension and other post-retirement benefit plans	(3)	—	(3)
Total other comprehensive income (loss)	$(141)	$—	$(141)

For the quarter ended September 27, 2013 (Amounts in millions)	Before Tax Income (Loss)	Tax Expense	Net of Tax Income (Loss)
Foreign currency translation adjustments	$2	$3	$(1)
Pension and other post-retirement benefit plans:
Net actuarial gain (loss)	2	—	2
Foreign currency exchange rate changes	(1)	—	(1)
Total pension and other post-retirement benefit plans	1	—	1
Total other comprehensive income (loss)	$3	$3	$—

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the six months ended October 3, 2014 (Amounts in millions)	Before Tax Income (Loss)	Tax Expense	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(98)	$1	$(99)
Gain (loss) on foreign currency forward and option contracts	(6)	—	(6)
Pension and other post-retirement benefit plans:
Amortization of transition obligation	1	—	1
Amortization of prior service credit	(5)	—	(5)
Total pension and other post-retirement benefit plans	(4)	—	(4)
Total other comprehensive income (loss)	$(108)	$1	$(109)

For the six months ended September 27, 2013 (Amounts in millions)	Before Tax Income (Loss)	Tax Expense	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(82)	$2	$(84)
Pension and other post-retirement benefit plans:
Net actuarial gain (loss)	2	—	2
Amortization of prior service (credit) / cost	(1)	—	(1)
Foreign currency exchange rate changes	(1)	—	(1)
Total pension and other post-retirement benefit plans	—	—	—
Total other comprehensive income (loss)	$(82)	$2	$(84)

The following tables show the changes in accumulated other comprehensive income (loss), for the quarters ended October 3, 2014 and September 27, 2013, respectively:

(Amounts in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 28, 2014	$(6)	$—	$285	$279
Current-period other comprehensive (loss) income, net of taxes	(99)	(6)	—	(105)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—		7	7
Balance at October 3, 2014	$(105)	$(6)	$292	$181

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 29, 2013	$74	$34	$108
Current-period other comprehensive (loss) income, net of taxes	(84)	1	(83)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	(10)	(10)
Balance at September 27, 2013	$(10)	$25	$15

Note 14 - Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013
Interest	$74	$71
Taxes on income, net of refunds	96	68

Non-cash investing activities include the following:

	Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013
Capital expenditures in accounts payable and accrued expenses	$43	$36
Capital expenditures through capital lease obligations	4	81
Assets acquired under long-term financing	70	3

Non-cash financing activities for the quarters ended October 3, 2014 and September 27, 2013 included common share dividends declared but not yet paid of $32 million and $30 million, respectively.

Note 15 - Segment Information

The Company’s reportable segments are as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

•
Global Business Services (GBS) - GBS provides end-to-end applications services; consulting; big data services; and industry-aligned software and solutions to enterprise clients around the world. GBS manages and industrializes clients' application ecosystem through its Applications Services offering. The Company has formed a number of strategic partnerships with leading technology companies such as HCL Technologies and SAP to deliver world-class solutions to its customers. These partnerships will enable clients to modernize and move enterprise workloads to next generation cloud infrastructure, while leveraging the benefits of mobility, social networking and big data. The GBS consulting business assists clients in achieving greater value from current IT assets as well as aiding in the direction of future IT investments. GBS software and solutions include vertically-aligned solutions and process-based intellectual property. Clients include major global enterprises in the insurance, banking, healthcare, life sciences, manufacturing and a host of diversified industries. Key competitive differentiators for GBS include its global scale, depth of industry expertise, strong partnerships with leading technology companies, vendor and product independence and end-to-end capabilities. Changing business issues such as globalization, fast-developing economies, government regulation, and growing concerns around risk, security, and compliance drive demand for these GBS offerings.

•
Global Infrastructure Services (GIS) – GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cloud services, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers next-generation hybrid Cloud infrastructure solutions to clients. The company integrates public cloud offerings from Amazon Web Services, IBM, Microsoft, and VMware, with its industry-leading private cloud solution, BizCloud. The CSC Agility Platform enables enterprises to manage, monitor, and automate applications over heterogeneous and hybrid clouds. The GIS portfolio of standard offerings delivers measurable results while reducing business risk and operational costs for clients. Collaboration with key alliance partners helps CSC to determine the best technology road map for clients and opportunities to differentiate solutions, expand market reach, augment capabilities, and jointly deliver impactful solutions.

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

Effective fiscal 2015, the Company changed its inter-company accounting policy. Previously, inter-company transactions were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost transfers. The new inter-company policy has been applied retrospectively, adjusting the segment results for all prior periods presented (see Note 1). In addition, segment results for all prior periods presented have been recast to reflect the change in the Company's pension accounting policies (see Note 2).

The following table summarizes operating results by reportable segment:

(Amounts in millions)	GBS	GIS	NPS	Corporate	Eliminations	Total

Quarter ended October 3, 2014
Revenues	$1,003	$1,036	$1,041	$—	$—	$3,080
Operating income (loss)	130	68	160	(9)	—	349
Depreciation and amortization	40	172	36	4	—	252

Quarter ended September 27, 2013
Revenues	$1,022	$1,113	$1,052	$—	$—	$3,187
Operating income (loss)	120	107	163	(29)	—	361
Depreciation and amortization	38	169	37	4	—	248

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Amounts in millions)	GBS	GIS	NPS	Corporate	Eliminations	Total

Six months ended October 3, 2014
Revenues	$2,091	$2,167	$2,059	$—	$—	$6,317
Operating income (loss)	238	139	311	(35)	—	653
Depreciation and amortization	79	366	71	8	—	524

Six months ended September 27, 2013
Revenues	$2,076	$2,260	$2,105	$—	$—	$6,441
Operating income (loss)	233	199	290	(29)	—	693
Depreciation and amortization	78	343	74	7	—	502

Operating income (loss) provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation. As mentioned in Note 2, in conjunction with the change in its pension accounting policies, the net actuarial gains and losses component of the net periodic pension benefit/cost are excluded from the Company’s definition of operating income and not allocated to the reportable segments; but instead recorded at the corporate level. All of the other elements of net periodic pension benefit/cost continue to be included within operating income of the Company’s reportable segments. The Company has applied the change in the allocation approach retrospectively, adjusting all prior periods.

A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Operating income (1)	$349	$361	$653	$693
Corporate G&A	(67)	(68)	(123)	(132)
Pension net actuarial gains (losses)	—	—	(1)	—
Interest expense	(36)	(35)	(75)	(74)
Interest income	5	3	10	7
Other income (expense), net	(6)	(22)	(5)	(21)
Income from continuing operations before taxes	$245	$239	$459	$473

(1) The impact of the change in pension accounting policy was an increase in operating income of $21 million and $43 million for the second quarter and first six months ended of fiscal 2015, respectively, and an increase in operating income of $23 million and $46 million for the second quarter and first six months of fiscal 2014, respectively.

During the second quarter and the first six months of fiscal 2015 and fiscal 2014, the Company recorded certain pre-tax out of period adjustments which should have been recorded in prior fiscal periods (see Note 5). The following tables summarize the effect of the pre-tax out of period adjustments on the GBS, GIS, and NPS segment results for the quarters and six months ended October 3, 2014 and September 27, 2013, as if the adjustments had been recorded in the appropriate period:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	GBS
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted
Quarter ended October 3, 2014
Revenues	$1,003	$—	$1,003
Operating income	130	(1)	129
Depreciation and amortization	40	—	40

Quarter ended September 27, 2013
Revenues	$1,022	$10	$1,032
Operating income	120	19	139
Depreciation and amortization	38		38

	GBS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Six months ended October 3, 2014
Revenues	$2,091	$2	$2,093
Operating income	238	6	244
Depreciation and amortization	79	(1)	78

Six months ended September 27, 2013
Revenues	$2,076	$30	$2,106
Operating income	233	29	262
Depreciation and amortization	78	1	79

	GIS
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted
Quarter ended October 3, 2014
Revenues	$1,036	$2	$1,038
Operating income	68	3	71
Depreciation and amortization	172	—	172

Quarter ended September 27, 2013
Revenues	$1,113		$1,113
Operating income	107	4	111
Depreciation and amortization	169	(1)	168

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	GIS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Six months ended October 3, 2014
Revenues	$2,167	$2	$2,169
Operating income	139	3	142
Depreciation and amortization	366	—	366

Six months ended September 27, 2013
Revenues	$2,260		$2,260
Operating income	199	2	201
Depreciation and amortization	343	(1)	342

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted
Quarter ended October 3, 2014
Revenues	$1,041	$(7)	$1,034
Operating income	160	(1)	159
Depreciation and amortization	36	—	36

Quarter ended September 27, 2013
Revenues	$1,052	$1	$1,053
Operating income	163	(2)	161
Depreciation and amortization	37		37

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Six months ended October 3, 2014
Revenues	$2,059	$5	$2,064
Operating income	311	(5)	306
Depreciation and amortization	71	—	71

Six months ended September 27, 2013
Revenues	$2,105	$(7)	$2,098
Operating income	290	(1)	289
Depreciation and amortization	74		74

Note 16 - Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended October 3, 2014:

(Amounts in millions)	GBS	GIS	NPS	Total
Goodwill, gross	$1,370	$2,273	$788	$4,431
Accumulated impairment losses	(690)	(2,074)	—	(2,764)
Balance as of March 28, 2014, net	680	199	788	1,667

Additions	—	—	31	31
Foreign currency translation	(13)	(1)	—	(14)

Goodwill, gross	1,357	2,272	819	4,448
Accumulated impairment losses	(690)	(2,074)	—	(2,764)
Balance as of October 3, 2014, net	$667	$198	$819	$1,684

The fiscal 2015 addition to goodwill is due to the second quarter NPS acquisition described in Note 4. The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

As of the beginning of fiscal 2015, a reassignment of goodwill occurred because of changes to the way in which GBS segment leadership began to regularly review the operating results within the GBS segment and because of the availability of discrete financial information. Goodwill was reassigned using a relative fair value allocation approach. CSC performed a quantitative and qualitative goodwill impairment assessment for the changed reporting units and determined that there was no indication that goodwill was impaired for those reporting units as of the end of the first quarter of fiscal 2015.

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the Company’s annual goodwill impairment assessment as of July 5, 2014, the Company first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude that it is more likely than not that the fair value of any of its reporting units was below their carrying amounts. If the Company determines that it is not more likely than not, then proceeding to step one of the two-step goodwill impairment test is not necessary. The Company determined that, based on its qualitative assessment of such factors for all reporting units, no reporting units met the more-likely-than-not threshold; accordingly, the Company did not perform further analysis.

At the end of the second quarter of fiscal 2015, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts and require an interim goodwill impairment test. The Company determined that there were no such indicators and, as a result, it was unnecessary to perform an interim impairment test as of October 3, 2014.

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of October 3, 2014
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,438	$1,078	$360
Software	2,545	1,751	794
Customer and other intangible assets	492	325	167
Total intangible assets	$4,475	$3,154	$1,321

	As of March 28, 2014
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,465	$1,038	$427
Software	2,330	1,680	650
Customer and other intangible assets	588	315	273
Total intangible assets	$4,383	$3,033	$1,350

Amortization related to intangible assets was $107 million and $94 million for the quarters ended October 3, 2014, and September 27, 2013, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $8 million and $8 million and for amortization of contract related intangible assets of $2 million and $3 million, respectively. Amortization expense related to capitalized software was $56 million and $45 million for the quarters ended October 3, 2014, and September 27, 2013, respectively.

Amortization related to intangible assets was $222 million and $192 million for the six months ended October 3, 2014, and September 27, 2013, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $17 million and $17 million and for amortization of contract related intangible assets of $5 million and $6 million, respectively. Amortization expense related to capitalized software was $110 million and $89 million for the six months ended October 3, 2014, and September 27, 2013, respectively.

Estimated amortization expense related to intangible assets as of October 3, 2014, for the remainder of fiscal 2015 is $198 million, and for each of the fiscal years 2016, 2017, 2018 and 2019, is as follows: $325 million, $249 million, $200 million and $179 million, respectively.

During the second quarter and first six months of fiscal 2015, CSC sold certain intangible assets to a third party for total consideration of $19 million and $43 million of which cash consideration was received of $10 million and $14 million, respectively. As a result, CSC recorded a gain on sale of $19 million and $43 million, respectively, as a reduction of cost of sales in its GIS segment. As of October 3, 2014, CSC had $29 million of outstanding receivables related to these sales, which will be paid in quarterly installments.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 17 - Restructuring Costs

The Company recorded $(7) million and $15 million of restructuring costs for the quarters ended October 3, 2014 and September 27, 2013, respectively. For the six months ended October 3, 2014 and September 27, 2013, the Company recorded $3 million and $22 million, respectively. The costs recorded during the quarter and six months ended October 3, 2014 were in connection with actions under the Fiscal 2015 Plan, Fiscal 2013 Plan and Fiscal 2012 Plan, as described below. The costs recorded during the quarter and six months ended September 27, 2013 were in connection with actions under both the Fiscal 2013 and Fiscal 2012 plans, as described below.

Fiscal 2015 Plan

In June 2014, the Company initiated restructuring actions (the Fiscal 2015 Plan) across its business segments. The objectives of the Fiscal 2015 Plan are to further reduce headcount in order to align resources to support business needs. Management expects that further actions will be taken during fiscal 2015, which could result in additional charges.

The composition of the restructuring liability for the Fiscal 2015 Plan as of October 3, 2014 is as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Less: costs not affecting restructuring liability (1)	Cash paid	Other	Restructuring liability as of October 3, 2014
Workforce reductions	$—	$15	$—	$(3)	$(1)	$11

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

Fiscal 2013 Plan

In September 2012, the Company initiated restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan were to (i) further increase the use of lower cost off-shore resources, (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers, and (iii) optimize utilization of facilities. Actions under the Fiscal 2013 Plan commenced in September 2012 and continued through the end of fiscal 2014. The expense reduction in the first six months of fiscal 2015 was due to cancellation of a portion of a restructuring plan in a region, as well as revisions on plans that were executed at lower than expected costs.

The composition of the restructuring liability for the Fiscal 2013 Plan as of October 3, 2014 is as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Less: costs not affecting restructuring liability (1)	Cash paid	Other(1)	Restructuring liability as of October 3, 2014
Workforce reductions	$70	$(12)	$7	$(40)	$(1)	$24
Facilities costs	13	—	—	(5)		$8
	$83	$(12)	$7	$(45)	$(1)	$32

(1)	Foreign currency translation adjustments.

Fiscal 2012 Plan

In March 2012, the Company initiated restructuring actions (the Fiscal 2012 Plan) primarily impacting its GIS segment. The objectives of the Fiscal 2012 Plan are to (i) align the Company's workforce across various geographies with business needs, (ii) increase use of lower cost off-shore resources, and (iii) optimize utilization of facilities. Actions under the Fiscal 2012 Plan commenced in March 2012 and were carried out in fiscal 2013 and fiscal 2014. There were no restructuring costs for the Fiscal 2012 Plan accrued during the first six months of fiscal 2015.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The composition of the restructuring liability for the Fiscal 2012 Plan as of October 3, 2014 is as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Cash paid	Other(1)	Restructuring liability as of October 3, 2014
Facilities costs	2	—	(1)	—	1
Total	$2	$—	$(1)	$—	$1

(1)	Foreign currency translation adjustments.

Of the total $44 million restructuring liability as of October 3, 2014, $43 million is a short-term liability and is included in accrued expenses and other current liabilities, and $1 million is included in other long-term liabilities.

The composition of restructuring expenses for the second quarter and first six months of fiscal 2015 and fiscal 2014 by segment is as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
GBS	$(2)	$9	$2	$18
GIS	(5)	6	1	6
NPS	—	—	—	—
Corporate	—	—	—	(2)
Total	$(7)	$15	$3	$22

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The terms of the IACCN (and as now embodied in the RPA) represented a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the terms of the IACCN (and as now embodied in the RPA) as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($120 million), including the £68 million ($105 million) net settlement payment and a £10 million ($15 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized as revenue ratably over the term of the contract ending July 2016. The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period. As of October 3, 2014, the amount of deferred costs and deferred revenues was $17 million and $188 million, respectively.

Note 19 - Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of October 3, 2014, the Company had $27 million of outstanding surety bonds and $80 million of outstanding letters of credit relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of October 3, 2014, the Company had $66 million of outstanding stand-by letters of credit.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of October 3, 2014:

(Amounts in millions)	Fiscal 2015	Fiscal 2016	Fiscal 2017 and thereafter	Total
Surety bonds	$9	$18	$—	$27
Letters of credit	10	41	29	80
Stand-by letters of credit	31	22	13	66
Total	$50	$81	$42	$173

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the SEC file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. The Company has been availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by the Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014 and a supplemental submission on April 9, 2014. The Company, through outside counsel, has been in continuing discussions with the SEC Enforcement staff concerning a potential resolution of the staff’s investigation involving the Company, as previously disclosed. The SEC's staff is of the view that losses associated with the NHS contract should have been recognized prior to fiscal 2012 and continues to disagree with the Company's historical accounting and disclosures with respect to the NHS contract. Discussions are still ongoing but to date, those discussions have not resulted in a resolution. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing, or any SEC enforcement action or settlement as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows. The Company is unable to estimate with confidence or certainty any possible loss or range of loss associated with these matters at this time. See Note 5 for further information.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

On August 22, 2014, the State unilaterally suspended performance under the Contract for 90 days. On September 12, 2014, the State modified its August 22nd suspension of the Contract and authorized CSC, during the remainder of the 90-day suspension, to assign up to nine full-time-equivalent staff to perform various analyses of cost and schedule.

As the result of the 90-day suspension and other actions and inactions by the State in performance of its obligations under and management of the Contract, the Company filed a second set of Claims with the Board (Claims #2A-D). Claim #2A, in the amount of $77 million, asserts that the Company's contractual undertaking did not include an agreement to receive reduced and delayed payments, and the State's unilateral imposition of such reductions and delays, together with the other factors are a cardinal change to the Contract entitling the Company to compensation for all costs incurred to date, including all liabilities incurred, and fee, as well as expected profit under the full contract. Alternatively, Claim #2B, in the amount of $65 million, asserts that the Maryland General Assembly's reduction to the appropriations for the MERP Project for fiscal 2015 effectively cancels the MERP Contract, entitling the Company to recover all costs incurred to date including all liabilities incurred, and a reasonable allowance for profit on costs and liabilities. Similarly, Claims #2C, also in the amount of $65 million, asserts that the State's actions, inactions, and decisions amount to a constructive termination for convenience entitling the Company to recover all costs incurred to date including, all liabilities incurred, and reasonable allowance for profit on costs and liabilities. Claim #2D is a claim for suspension costs during the 90-day period of $3 million, including labor costs, facilities costs and other costs needed to remain ready to re-start program. Due to the new claims, management conducted an additional assessment of any asset impairments if the contract terminates.

On October 27, 2014, the United States District Court for the Southern District of New York unsealed a qui tam complaint that had been filed under seal over two years prior in a case entitled United States of America and State of New York ex rel. Vincent Forcier v. Computer Sciences Corporation and The City of New York, Case No. 1:12-cv-01750-DAB. The original complaint was brought by Vincent Forcier, a former employee of Computer Sciences Corporation, as a private party qui tam relator on behalf of the United States and the State of New York. The relator’s amended complaint, dated November 15, 2012, which remained under seal until October 27, 2014, alleged civil violations of the federal False Claims Act, 31 U.S.C. § 3729 et seq., and New York State’s False Claims Act, NY. Finance L, Art. 13, § 187 et seq., arising out of certain coding methods employed with respect to claims submitted by the Company to Medicaid for reimbursements as fiscal agent on behalf of its client, New York City’s Early Intervention Program (“EIP”). EIP is a federal program promulgated by the Individuals with Disabilities in Education Act, 20 U.S.C. § 1401 et seq. (“IDEA”), that provides early intervention services for infants and toddlers who have, or are likely to have, developmental delays.

Prior to the unsealing of the complaint on October 27, 2014, the United States Attorney’s Office for the Southern District of New York investigated the allegations in the qui tam relator’s complaint. That investigation included requests for information to the Company concerning the Company’s databases, software programs, and related documents regarding EIP claims submitted by the Company on behalf of New York City. The Company produced documents and information that the government requested and cooperated fully with the government’s investigation regarding this matter at all times. In addition, the Company conducted its own investigation of the matter, and openly shared its findings and worked constructively with all parties to resolve the matter. At the conclusion of its investigation, the Company concluded that it had not violated the law in any respect.

On October 27, 2014, the United States Attorney’s Office for the Southern District of New York and the Attorney General for the State of New York filed complaints-in-intervention on behalf of the United States and the State of New York, respectively. The complaints allege that, from 2008 to 2012, the Company and New York City used the automatic defaulting capabilities of a computerized billing system that the Company developed for New York City’s EIP in order to orchestrate a billing fraud against Medicaid. The New York Attorney General’s complaint also alleges that the Company did not comply with Medicaid requirements regarding submission of claims to private insurance and failed to reimburse Medicaid in certain instances where insurance had paid a portion of the claim. The lawsuits seek damages under the False Claims Act and common law theories in an amount equal to three times the sum of an unspecified amount of

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

damages the United States and New York State allegedly sustained, plus civil penalties together with attorneys’ fees and costs. The Company believes that the allegations are without merit and intends to vigorously defend itself.

Publicity surrounding the foregoing could have an adverse impact on the Company’s reputation, financial condition, results of operations or cash flows. The Company is unable to estimate with confidence or certainty any possible loss or range of loss associated with these matters at this time.

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated under ASC 450. The Company believes it has appropriately recognized liabilities for any such matters. Regarding other matters that may involve actual or threatened disputes or litigation, the Company, in accordance with the applicable reporting requirements, provides disclosure of such matters for which the likelihood of material loss is at least reasonably possible.

The Company also considered the requirements regarding estimates used in the disclosure of contingencies under ASC Subtopic 275-10, Risks and Uncertainties. Based on that guidance, the Company determined that supplemental accrual and disclosure was not required for a change in estimate that involve contingencies because the Company determined that it was not reasonably possible that a change in estimate will occur in the near term. The Company reviews contingencies during each interim period and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Note 20 - Subsequent Events

In September 2014, CSC initiated a pension lump sum or annuity distribution offer to U.S. terminated vested participants who earned benefits in a CSC sponsored pension plan. Eligible participants have the option to choose a distribution from the pension plan in the form of a single lump sum payment or annuity plan. Distributions to participants who accept the offer are expected during December 2014. Lump sum settlement will result in an interim actuarial valuation during the third quarter.

During the third quarter for fiscal 2015, the Company amended its retiree medical health plans to provide coverage to eligible Medicare retirees through a private insurance marketplace. The insurance marketplace will allow retirees to choose the health insurance terms, cost and coverage that best fit their needs. CSC will continue to provide financial support to the Medicare eligible participants in the form of a tax free contribution to a health reimbursement account. The amendments to the retiree medical plans will also result in an interim actuarial valuation during the third quarter.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter and Six Months of Fiscal 2015 versus
Second Quarter and Six Months of Fiscal 2014

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, management's assessment of estimates related to profitability of its long-term contracts and estimates related to impairment of contract-specific assets, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements. These forward looking statements should be read in conjunction with the Company's Annual Report on Form 10-K, for the year ended March 28, 2014. The reader should also specifically consider the various risks discussed in the Risk Factors section included elsewhere herein.

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included herein and the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014. The following discusses the Company's financial condition and results of operations as of and for the quarter and six months ended October 3, 2014, and the comparable periods of the prior fiscal year.

Reportable Segments

CSC is a global leader of information technology (IT) and professional services and solutions. The Company's mission is to enable superior returns on its clients' technology investments through best-in-class industry solutions, domain expertise and global scale.

The Company’s reportable segments are as follows:

•
Global Business Services (GBS) – GBS provides end-to-end applications services, consulting, big data, and industry-aligned software and solutions to enterprise clients around the world. GBS manages and industrializes clients' application ecosystem through its Applications Services offering. The company has formed a number of strategic partnerships with leading technology companies such as HCL Technologies and SAP to deliver world-class solutions to its customers . These partnerships will enable clients to modernize and move enterprise workloads to next generation cloud infrastructure, while leveraging the benefits of mobility, social networking and big data. The GBS consulting business assists clients in achieving greater value from current IT assets as well as aiding in the direction of future IT investments. GBS software and solutions include vertically-aligned solutions and process-based intellectual property. Clients include major global enterprises in the insurance, banking, healthcare, life sciences, manufacturing and a host of diversified industries. Key competitive differentiators for GBS include its global scale, depth of industry expertise, strong partnerships with leading technology companies, vendor and product independence and end-to-end capabilities. Changing business issues such as globalization, fast-developing economies, government regulation, and growing concerns around risk, security, and compliance drive demand for these GBS offerings.

•
Global Infrastructure Services (GIS) – GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cloud services, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers next-generation hybrid Cloud infrastructure solutions to clients. The company integrates public cloud offerings from Amazon Web Services, IBM, Microsoft, and VMware, with its industry-leading private cloud solution, BizCloud. The CSC Agility Platform enables enterprises to manage, monitor, and automate applications over heterogeneous and hybrid clouds. The GIS portfolio of standard offerings delivers measurable results while reducing business risk and operational costs for clients. Collaboration with key alliance partners helps CSC to determine the best technology road map for clients and opportunities to differentiate solutions, expand market reach, augment capabilities, and jointly deliver impactful solutions.

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

Overview

The key operating results for the second quarter and first six months of fiscal 2015 include:

•
Revenues for the second quarter of fiscal 2015 decreased $107 million, or 3.4%, to $3,080 million, and on a constant currency basis(1), decreased $137 million, or 4.3%, as compared to the second quarter of fiscal 2014. For the first six months of fiscal 2015, revenues decreased $124 million, or 1.9%, to $6,317 million, and on a constant currency basis, revenues decreased $200 million, or 3.1%, as compared to the first six months of fiscal 2014.

•
Operating income(2) for the second quarter of fiscal 2015 was $349 million as compared to $361 million for the second quarter of fiscal 2014. Operating income margin was 11.3% for the second quarter of fiscal 2015 and fiscal 2014, respectively. For the first six months, operating income decreased to $653 million as compared to operating income of $693 million for the first six months of fiscal 2014. The operating income margin decreased to 10.3% from 10.8% for the comparable period of fiscal 2014.

•
Earnings before interest and taxes(3) (EBIT) for the second quarter of fiscal 2015 was $276 million compared to $271 million for the second quarter of fiscal 2014. EBIT margin improved to 9.0% from last year's second quarter margin of 8.5%. EBIT decreased to $524 million as compared to EBIT of $540 million for the first six months of fiscal 2014. EBIT margin was 8.3% compared to 8.4% in the prior year.

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

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Operating income	$349	$361	$653	$693
Corporate G&A	(67)	(68)	(123)	(132)
Pension net actuarial gains (losses)	—	—	(1)	—
Interest expense	(36)	(35)	(75)	(74)
Interest income	5	3	10	7
Other income, net	(6)	(22)	(5)	(21)
Income from continuing operations before taxes	$245	$239	$459	$473

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

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Earnings before interest and taxes	$276	$271	$524	$540
Interest expense	(36)	(35)	(75)	(74)
Interest income	5	3	10	7
Taxes on income	(68)	(77)	(123)	(150)
Income from continuing operations	$177	$162	$336	$323

•
Income from continuing operations before taxes was $245 million for the second quarter of fiscal 2015, as compared to $239 million in the second quarter of fiscal 2014. Income from continuing operations before taxes was $459 million, compared to $473 million in the first six months of fiscal 2014, a decrease of $14 million.

•
(Loss) income from discontinued operations, net of taxes, was $(21) million for the second quarter of fiscal 2015, as compared to $80 million in the same period of fiscal 2014. (Loss) income from discontinued operations, net of taxes, was $(29) million for the first six months of fiscal 2015, as compared to income of $96 million in the same period of fiscal 2014.

•
Net income attributable to CSC common stockholders was $151 million for the second quarter of fiscal 2015, as compared to $232 million in the same period of fiscal 2014. Net income attributable to CSC common stockholders was $297 million for the first six months of fiscal 2015, compared with $406 million in the same period of fiscal 2014.

•
Diluted earnings (loss) per share (EPS) for the second quarter of fiscal 2015, was $1.04, a decrease of $0.50 as compared to $1.54 for the same period in the prior fiscal year. Diluted EPS was comprised of $1.18 from continuing operations and $(0.14) from discontinued operations, as compared to $1.01 and $0.53, respectively, for the same period in the prior fiscal year. For the first six months of fiscal 2015, diluted EPS was $2.02, a decrease of $0.66 as compared to $2.68 for the same period in the prior fiscal year. Diluted EPS was comprised of $2.22 from continuing operations and $(0.20) from discontinued operations, as compared to $2.05 and $0.63, respectively, for the same period in the prior fiscal year.

•
The Company announced total contract awards(4) of $3.0 billion for the second quarter of fiscal 2015, including $1.2 billion for GBS, $0.6 billion for GIS and $1.1 billion for NPS. Total contract awards for the second quarter of fiscal 2014 were $4.2 billion, including $1.3 billion for GBS, $0.8 billion for GIS and $2.1 billion for NPS.

•	Days Sales Outstanding (DSO)(5) was 77 days at October 3, 2014, an improvement from 78 days at the end of the second quarter of the prior fiscal year.

•	Net debt-to-total capitalization ratio(6) was 13.2% at October 3, 2014, an increase of 6.7% percentage points from 6.5% at March 28, 2014.

•
Cash provided by operating activities was $490 million for the first six months of fiscal 2015, as compared to $483 million in the prior year. Cash used in investing activities was $298 million for the first six months of fiscal 2015, as compared to $76 million in the prior year. Cash used in financing activities was $656 million for the first six months of fiscal 2015, as compared to $349 million in the prior year.

•	Free cash flow(7) of $101 million for the first six months of fiscal 2015 increased $24 million as compared to $77 million for the first six months of fiscal 2014.

(4)
Business awards for GBS & GIS are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include option years. For NPS, announced award values for competitive indefinite delivery and indefinite quantity (IDIQ) awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive IDIQ awards represent management’s estimate at the award date. Segment awards may not add to total awards due to rounding.

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

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Net cash provided by operating activities	$217	$270	$490	$483
Net cash (used in) provided by investing activities	(184)	25	(298)	(76)
Acquisitions, net of cash acquired	35	27	35	27
Business dispositions	18	(176)	13	(232)
Short-term investments	—	—	—	(5)
Payments on capital leases and other long-term asset financings	(55)	(60)	(139)	(120)
Free cash flow	$31	$86	$101	$77

Results of Operations

Results of operations for the first quarter of fiscal 2015 were impacted by the following events:

•
During the first quarter of fiscal 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-retirement benefit plans and the calculation of expected return on pension plan assets. Historically, the Company recognized actuarial gains and losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligations (the “corridor”) as a component of accumulated other comprehensive loss in its Consolidated Condensed Balance Sheets and, depending on the benefit plan, the Company amortized these gains and losses to earnings either over the remaining average service period for the active participants or over the average remaining life expectancy of the inactive participants. Additionally, for the Company’s U.S. plans and the Australian plan, the Company previously used a calculated value for the market-related valuation of pension plan assets, reflecting changes in the fair value of plan assets over a three-year and a one-year period, respectively. Under the Company’s new accounting policies, the Company recognizes changes in actuarial gains and losses and the changes in fair value of plan assets in earnings at the time of plan remeasurement, typically annually during the fourth quarter of each year as a component of net periodic benefit expense (and the Company no longer applies a corridor and, therefore, no longer defers any gains or losses). The new accounting policies result in the changes in actuarial gains and losses and the changes in fair value of plan assets being recognized in earnings in the year they occur, rather than amortized over time, and therefore recognized earlier than under the Company’s previous methods of accounting. The Company believes the new pension accounting policies are preferable as they recognize the effects of plan investment performance, interest rate changes, changes in actuarial assumptions as a component of earnings in the year in which they occur rather than amortized over time, and additionally, conform all plans to a consistent policy for determining market-related value of plan assets. These changes have been reported through retrospective application of the new accounting methods to all periods presented. The remaining components of pension/post-retirement expense, primarily current period service and interest costs and expected return on plan assets, will continue to be recorded on a quarterly basis.

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

Revenues

Revenues for the GBS, GIS and NPS segments for the quarters and six months ended October 3, 2014 and September 27, 2013 are as follows:

	Quarter Ended
(Amounts in millions)	October 3, 2014	September 27, 2013	Change	Percent Change
GBS	$1,003	$1,022	$(19)	(1.9)%
GIS	1,036	1,113	(77)	(6.9)
NPS	1,041	1,052	(11)	(1.0)
Total Revenue	$3,080	$3,187	$(107)	(3.4)%

	Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013	Change	Percent Change
GBS	$2,091	$2,076	$15	0.7%
GIS	2,167	2,260	(93)	(4.1)
NPS	2,059	2,105	(46)	(2.2)
Total Revenue	$6,317	$6,441	$(124)	(1.9)%

The major factors affecting the percent change in revenues for the quarter and six months ended October 3, 2014 are presented as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	—%	1.3%	(3.2)%	(1.9)%
GIS	1.9	1.5	(10.3)	(6.9)
NPS	0.5	—	(1.5)	(1.0)
Cumulative Net Percentage	0.8%	0.9%	(5.1)%	(3.4)%

	Six Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	—	1.9%	(1.2)%	0.7%
GIS	1.1	1.7	(6.9)	(4.1)
NPS	0.2%	—	(2.4)	(2.2)
Cumulative Net Percentage	0.5%	1.2%	(3.6)%	(1.9)%

Global Business Services

GBS segment revenue for the second quarter of fiscal 2015 of $1,003 million, decreased $19 million or 1.9%, compared to the same period of fiscal 2014. In constant currency, revenue decreased $33 million or 3.2%. For the first six months, GBS revenue increased $15 million or 0.7%, as compared to the same period of fiscal 2014, and decreased $24 million, or 1.2%, in constant currency. The favorable foreign currency impact was primarily due to movement in the U.S. dollar against the British pound and the euro.

The decrease in GBS' revenue, in constant currency, for both the second quarter and first six months, was due to reduced revenue within its applications and consulting groups. Reduced applications revenue resulted from contracts that either concluded or were winding down. Reduced consulting revenue was due to repositioning of the consulting business and certain contract conclusions. These revenue decreases were partially offset by revenue increases in the Industry Software & Solutions (IS&S) group from new business, and from adverse fiscal 2014 adjustments, of $20 million, that did not recur in fiscal 2015.

GBS had contract awards of $1.2 billion in the second quarter and $2.4 billion in the first six months of fiscal 2015, as compared to awards of $1.3 billion in the second quarter and $2.5 billion in the first six months of fiscal 2014.

Global Infrastructure Services

GIS segment revenues for the second quarter of fiscal 2015 of $1,036 million decreased $77 million or 6.9%, compared to the same period of fiscal 2014. In constant currency, GIS revenue decreased $93 million or 8.4%. For the first six months, GIS revenue decreased $93 million, or 4.1%, as compared to the same period of fiscal 2014, and decreased $130 million, or 5.8%, in constant currency. The favorable foreign currency impact was primarily due to movement in the U.S. dollar against the British pound and the euro.

GIS' revenues for the second quarter of fiscal 2015, excluding the effect of foreign currency movements and acquisition revenue, decreased $114 million, or 10.3%. The decrease in GIS' revenue at constant currency for the second quarter was a result of reduced revenue of $44 million from contracts that terminated or concluded, reduced revenue of $88 million due to price-downs and contract modifications, and a net decrease in revenues for $18 million from other existing contracts. These revenue decreases were partially offset by revenue of $35 million from new contracts and increase in revenues from the Cloud business. The fiscal 2014 acquisition provided revenues of $21 million or 1.9%.

GIS' revenues for the first six months of fiscal 2015, excluding the effect of foreign currency movements and acquisition revenue, decreased $154 million, or 6.9%. The decrease in GIS' revenue at constant currency for the first six months was a result of reduced revenue of $62 million from contracts that terminated or concluded, and reduced revenue of $171 million due to price-downs and contract modifications. These revenue decreases were partially offset by revenues of $50 million from new contracts and a net increase in revenues of $20 million from existing contracts. The fiscal 2014 acquisition provided revenues of $21 million or 1.1%.

GIS had contract awards of $0.6 billion in the second quarter and $1.8 billion in the first six months of fiscal 2015, as compared to $0.8 billion and $1.7 billion in the comparable periods of fiscal 2014, respectively.

North American Public Sector

NPS segment revenues were derived from the following sources:

	Quarter Ended
(Amounts in millions)	October 3, 2014	September 27, 2013	Change	Percent Change
Department of Defense (1)	$551	$605	$(54)	(8.9)%
Civil Agencies (1)	399	402	(3)	(0.7)
Other (2)	91	45	46	102.2
Total	$1,041	$1,052	$(11)	(1.0)%

	Six Months Ended
(Amounts in millions)	October 3, 2014	September 27, 2013	Change	Percent Change
Department of Defense	$1,113	1,233	(120)	(9.7)%
Civil Agencies	772	774	(2)	(0.3)%
Other (2)	174	98	76	77.6%
Total	$2,059	2,105	(46)	(2.2)%

(1) Reclassified Fiscal 2014 revenues from discontinued operations, from Civil Agencies to Department of Defense.
(2) Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

NPS revenue of $1,041 million for the second quarter of fiscal 2015 decreased $11 million, or 1.0%, and decreased $46 million, or 2.2%, for the first six months of fiscal 2015, as compared to the same periods of fiscal 2014. For both the second quarter and the first six months, NPS' revenue decreases were primarily attributable to Department of Defense (DoD) contracts, partially offset by revenue increases from Other contracts. Revenue from Civil Agencies contracts was largely flat.

For the second quarter, revenues from DOD contracts decreased $54 million, or 8.9%. These revenue decreases were comprised of reduced revenues of $40 million on certain contracts that had either concluded or were winding down, and a net decrease of $14 million due to reduced tasking on other existing contracts. Revenues from Other contracts increased $46 million, or 102.2%, primarily due to revenue recognition of $38 million on a state contract that was previously deferred under software revenue accounting guidance. Revenue from Civil Agencies contracts decreased $3 million, or 0.7%, primarily due to reduced revenue of $24 million on certain contracts that had either concluded or were winding down, partially offset by $11 million revenue from a new contract and $10 million of net increased tasking on existing contracts.

For the first six months, revenue from DOD contracts declined $120 million, or 9.7%. The revenue decreases were comprised of reduced revenues of $81 million on certain contracts that either had concluded or were winding down, and a decrease of $38 million, due to a net reduced tasking on other existing contracts. Revenue from Other contracts increased $76 million, or 77.6%, primarily due to revenue recognition of $62 million on a state contract that was previously deferred under software revenue accounting guidance, and increased revenue of $12 million on the run and maintain phase of another state contract. Revenue from Civil Agencies contracts decreased $2 million, or 0.3%,due to reduced revenue of $36 million on programs that had concluded or were winding down, partially offset by $21 million of revenue from a new contract and a net increase of $16 million due to increased tasking on other existing contracts. In addition, year-over-year, NPS revenue trend was favorably impacted by $10 million of adjustments on contracts accounted for under percentage-of-completion method.

NPS had contract awards of $1.1 billion during the second quarter and $1.4 billion during the first six months of fiscal 2015, as compared to $2.1 billion, and $2.8 billion, during the second quarter and the first six months of fiscal 2014, respectively. The Company expects the trend of reduced contract scopes, including reduced tasking to continue in the near term.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)	$2,207	$2,317	71.7%	72.6%	(0.9)%
Selling, general and administrative	346	314	11.2	9.9	1.3
Depreciation and amortization	252	248	8.2	7.8	0.4
Restructuring costs	(7)	15	(0.2)	0.5	(0.7)
Interest expense, net	31	32	1.0	1.0	—
Other expense, net	6	22	0.2	0.7	(0.5)
Total	$2,835	$2,948	92.1%	92.5%	(0.4)%

	Six Months Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)	$4,571	$4,754	72.4%	74.0%	(1.6)%
Selling, general and administrative	690	602	10.9	9.3	1.6
Depreciation and amortization	524	502	8.3	7.8	0.5
Restructuring costs	3	22	—	0.3	(0.3)
Interest expense, net	65	67	1.0	1.0	—
Other expense, net	5	21	0.1	0.3	(0.2)
Total	$5,858	$5,968	92.7%	92.7%	—%

Costs of Services

Costs of services (COS), excluding depreciation and amortization and restructuring charges, as a percentage of revenue decreased 0.9 and 1.6% percentage points for the second quarter and first six months of fiscal 2015 compared to same period of the prior fiscal year. The decrease in the COS ratio was the result of a decline in the ratio for all three segments.

The decrease in the COS ratio for all three segments, for both the second quarter and the first six months, was largely due to lower year-over-year headcount resulting from management's restructuring efforts that were directed to align resources to support business needs, and other cost reduction initiatives. The reduction in the COS ratio due to these cost reductions more than offset the impact of decreased revenues on the COS ratio.

In addition to the cost reductions mentioned above, the GBS COS ratio for the second quarter also benefited from $9 million of favorable year-over-year adjustments on contracts accounted for under percentage-of-completion method. The GIS COS ratio, for both the second quarter and six month period, benefited from the gain on sale of certain assets of $19 million and $43 million, respectively. The NPS COS ratio for the second quarter and the six month period was however adversely impacted by $16 million and $10 million, respectively of lower year-over-year cost adjustments on contracts accounted for under the percentage-of completion method.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense, excluding restructuring charges, as a percentage of revenue increased 1.3 and 1.6% percentage points for the second quarter and first six months of fiscal 2015. The higher SG&A ratio was primarily driven by higher GBS and GIS ratios, partially offset by decrease in the corporate ratio. The NPS ratio was mostly flat.

The higher GBS and GIS ratios, for the second quarter primarily resulted from the Company's new investments in its commercial sales force by making incremental hires of sales personnel. For the six month period, the higher SG&A ratio was also due to certain account-focused executives, who were previously engaged in contract delivery activities, and were included within COS, in the first quarter of fiscal 2014, being redirected to focus on sales activities effective the second quarter of fiscal 2014. The Company also increased spending on bid and proposal activity during the second quarter and first six months of fiscal 2015, as compared to the same period in the prior year.

Corporate G&A for the second quarter of fiscal 2015 was $67 million, as compared to $68 million during the same period of the prior fiscal year. For the first six months, Corporate G&A was $123 million, as compared to $132 million, during the same period of the prior fiscal year. The decrease in corporate G&A expenses,for the six months period was mainly driven by lower outside professional services of $4 million and lower expenses associated with the Company's financial transformation project of $3 million.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue increased 0.4 and 0.5 percentage points for the second quarter and first six months of fiscal 2015, respectively, as compared to the same period of fiscal 2014. The increase in the ratio was primarily due to the higher GIS ratio with a smaller increase in the GBS ratio, and a decline in the NPS ratio.

The GIS ratio, for both the second quarter and the first six months, increased mostly due to lower revenues, accelerated depreciation of $11 million on certain contract related assets, and higher amortization of $7 million related to the intangible assets acquired through the ServiceMesh acquisition. The GBS ratio was higher due to one-time adjustments of $5 million of software cost write-offs.

Restructuring Costs

Total restructuring costs recorded during the second quarter and six months ended October 3, 2014 were $(7) million and $3 million, respectively, as compared to $15 million and $22 million in the comparable period of the prior fiscal year. For the second quarter and first six months of fiscal 2015, pension benefit augmentations of $(8) million and $(7) million were included in total restructuring costs, as compared to $2 million and $3 million, respectively, in the comparable periods of fiscal 2014. These amounts are owed to certain employees in accordance with legal or contractual obligations and will be paid out over several years as part of normal pension distributions.

The fiscal 2015 second quarter restructuring expense included costs related to further reduce headcount in order to align resources to support business needs in the U.S., Australia and in the U.K., related to the Fiscal 2015 restructuring plan. These costs were offset by reductions related to the Fiscal 2013 plan, which were due to cancellation of a portion of a restructuring plan in a region, as well as revisions on plans that were executed at lower than expected costs.

Interest Expense and Interest Income

There were no significant year-over-year changes in interest expense and interest income. Interest expense for the second quarter and first six months of fiscal 2015 was $36 million and $75 million, respectively, as compared to $35 million and $74 million during the same periods of the prior fiscal year. Interest income for the second quarter and first six months of fiscal 2015 was $5 million and $10 million, respectively, as compared to $3 million and $7 million, respectively, during the same periods of the prior fiscal year.

Other (Income) Expense, Net

Other (income) expense, net comprises gains and losses due to the impact of movement in foreign currency exchange rates on the Company's foreign currency denominated assets and liabilities and the related economic hedges, equity in earnings of unconsolidated affiliates, and other miscellaneous gains and losses from the sale of non-operating assets.

Other (income) expense, net for the second quarter and first six months of fiscal 2015 was a net expense of $6 million and $5 million, respectively, as compared to a net expense of $22 million and $21 million, respectively, during the same periods of the prior fiscal year. The decrease in other expense was mainly due to a favorable movement in foreign currency exchange rates used to fair value the Company's foreign currency option and forward contracts and the related foreign currency denominated assets and liabilities. For the Company's economic hedges, the offset to the foreign currency (income) expense, is within the cost of services. The favorable movement in exchanges rates during the second quarter and first six months of fiscal 2015 was primarily between the U.S. dollar and the Indian Rupee, which favorably impacted the Company's foreign currency options.

Taxes

The Company's effective tax rate from continuing operations (ETR) was 27.8% and 26.8% for the quarter and six months ended October 3, 2014, respectively, and 32.2% and 31.7% for the quarter and six months ended September 27, 2013, respectively. The following are the primary drivers of the ETR for the six months ended October 3, 2014 and September 27, 2013. For the tax impact of discontinued operations, see Note 4 to the Consolidated Condensed Financial Statements.

•
During the second quarter and six months ended October 3, 2014 and September 27, 2013, the ETR decreased due to the global mix of income and changes in valuation allowances in certain non-U.S. jurisdictions.

•
During the second quarter and six months ended September 27, 2013, the Company recorded an income tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR for the second quarter and six months ended September 27, 2013 by 4.2% and 2.1%, respectively.

There were no material changes to uncertain tax positions as of the second quarter of fiscal 2015 compared to the fiscal 2014 year-end.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against certain deferred tax assets due to uncertainties related to the ability to utilize these assets. The valuation allowance is based on historical earnings, estimates of taxable income by jurisdiction and the period over which the deferred tax assets will be recoverable. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. Based on recent earnings in certain jurisdictions there is a reasonable possibility that, within fiscal 2015, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, the Company may release a portion of its valuation allowance against its deferred taxes, which would result in the recognition of certain deferred tax assets and an income tax benefit for the period in which such release is recorded. Any such adjustment could result in a favorable impact that could be material to the Company's financial position and results of operations.

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

The (loss) income from discontinued operations, net of taxes, was $(21) million and $(29) million for the quarter and six months ended October 3, 2014, as compared to $80 million and $96 million for the quarter and six months ended September 27, 2013, primarily due to the gain on sale of the Flood BPO business, within the GBS segment, during the first quarter of fiscal 2014 and the gain on sale of ATD, within the NPS segment, during the second quarter of fiscal 2014, which did not recur in fiscal 2015. The loss during the second quarter and first six months of fiscal 2015 is from the small software business in Europe, which was sold during the second quarter.

Earnings Per Share and Share Base

Earnings per share (EPS) for the second quarter and first six months of fiscal 2015, on a diluted basis, was $1.04 and $2.02, respectively, a decrease of $0.50 and $0.66 from the comparable periods of fiscal 2014. The decrease in EPS was primarily the result of a decrease in income from discontinued operations, net of taxes of $101 million and $125 million for the quarter and six months ended October 3, 2014.

The decrease in income from discontinued operations was primarily due to the gain on disposition, net of taxes, of $77 million and $89 million recorded in the second quarter and first six months of fiscal 2014, that did not repeat in fiscal 2015.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of the Company's financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities or other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the Commission file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the Commission that such an action should not be brought. The Company has been availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by the Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014 and a supplemental submission on April 9, 2014. The Company, through outside counsel, has been in continuing discussions with the SEC Enforcement staff concerning a potential resolution of the staff’s investigation involving the Company, as previously disclosed. The SEC's staff is of the view that losses associated with the NHS contract should have been recognized prior to fiscal 2012 and continues to disagree with the Company's historical accounting and disclosures with respect to the NHS contract. Discussions are still ongoing but to date, those discussions have not resulted in a resolution. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, the Company is unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of its financial disclosures or the outcome of such review. Publicity surrounding the foregoing, or any SEC enforcement action or settlement as a result of the SEC's investigation, even if ultimately resolved favorably for CSC, could have an adverse impact on the Company's reputation, business, financial condition, results of operations or cash flows.

Out of Period Adjustments Financial Impact Summary

The rollover impact on the pre-tax income (loss) from continuing operations of the recorded out of period adjustments in the first quarter of fiscal 2015, fiscal 2014 and fiscal 2013 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2013 Adjustments	Fiscal 2014 Adjustments	First Six Months Fiscal 2015 Adjustments	Total Adjustments
Fiscal 2015	$—	$—	$(12)	$(12)
Fiscal 2014	—	(2)	13	11
Fiscal 2013	6	4	(1)	9
Prior fiscal years (unaudited)	(6)	(2)	—	(8)

See Note 15 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for the quarters ended October 3, 2014 and September 27, 2013, respectively.

Fiscal 2015 Adjustments

During the quarter and six months ended October 3, 2014, the Company identified and recorded net adjustments decreasing pre-tax income from continuing operations by $4 million and increasing pre-tax income from continuing operations $12 million, respectively, that should have been recorded in prior periods.

The $4 million decrease in pre-tax income from continuing operations recorded during the second quarter of fiscal 2015 was primarily attributable to adjustments increasing cost of services partially offset by adjustments increasing revenue that should have been recorded in the first quarter of fiscal 2015. Out of period adjustments identified during the second quarter of fiscal 2015 that should have been recorded in prior fiscal years were not material.
Adjustments recorded during the quarter ended October 3, 2014 increased net income attributable to CSC common shareholders by $2 million.

The $12 million increase in pre-tax income from continuing operations recorded during the first six months of fiscal 2015 primarily included lower fiscal 2014 variable compensation partially offset by certain adjustments related to cost of services that were identified late in the 2014 close process and, therefore, were not included in the Company's fiscal 2014 Consolidated Financial Statements.Adjustments recorded during the six months ended October 3, 2014, that should have been recorded in prior fiscal years, increased net income attributable to CSC common shareholders by $7 million.

The impact of out of period adjustments recorded during fiscal 2015 on select line items of the unaudited Consolidated Condensed Statements of Operations for the quarter and six months ended October 3, 2014, using the rollover method, is shown below:

	Quarter Ended October 3, 2014
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,080	$(5)	$3,075
Costs of services (excludes depreciation and amortization and restructuring costs)	2,207	(8)	2,199
Selling, general and administrative	346	—	346
Depreciation and amortization	252	(1)	251
Restructuring costs	(7)	—	(7)
Interest expense	36	—	36
Interest income	(5)	—	(5)
Other expense, net	6	—	6
Income from continuing operations before taxes	245	4	249
Taxes on income	68	4	72
Income from continuing operations	177	—	177
Loss from discontinued operations, net of taxes	(21)	(2)	(23)
Net income attributable to CSC common stockholders	151	(2)	149
EPS – Diluted
Continuing operations	$1.18	$—	$1.18
Discontinued operations	(0.14)	(0.01)	(0.15)
Total	$1.04	$(0.01)	$1.03

	Six Months Ended October 3, 2014
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$6,317	$9	$6,326
Costs of services (excludes depreciation and amortization and restructuring costs)	4,571	22	4,593
Selling, general and administrative	690	—	690
Depreciation and amortization	524	(1)	523
Restructuring costs	3	—	3
Interest expense	75	—	75
Other expense, net	5	—	5
Income from continuing operations before taxes	459	(12)	447
Taxes on income	123	(3)	120
Income from continuing operations	336	(9)	327
Loss from discontinued operations, net of taxes	(29)	2	(27)
Net income attributable to CSC common stockholders	297	(7)	290
EPS – Diluted
Continuing operations	$2.22	$(0.06)	$2.16
Discontinued operations	(0.20)	0.01	(0.19)
Total	$2.02	$(0.05)	$1.97

For the six months ended October 3, 2014, the out of period impact on the unaudited Consolidated Condensed Balance Sheet of the adjustments included in income from continuing operations before taxes under the roll over method is shown below:

(Amounts in million)	Increase/(Decrease)	October 3, 2014
Receivable, net of allowance for doubtful accounts	Increase	$5
Property and Equipment	Decrease	1
Software, net of accumulated amortization	Decrease	1
Outsourcing contract costs, net of accumulated amortization	Increase	2
Other assets	Decrease	3
Accrued expenses and other current liabilities	Decrease	14
Deferred revenue and advance contract payments	Increase	4

The Company has determined that the impact of the consolidated out of period adjustments recorded in the six months ended October 3, 2014 is immaterial to the consolidated results, financial position and cash flows for the second quarter and first six months of fiscal 2015 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2015.

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

During periods subsequent to September 27, 2013, the Company recorded out of period adjustments with a net pre-tax impact to income from continuing operations of $3 million, primarily in the GIS segment, and $11 million, primarily in the GBS segment, that should have been recorded in the second quarter and first six months of fiscal 2014, respectively. Had such adjustments been recorded in the appropriate period, income from continuing operations before taxes for the second quarter and for the first six months of fiscal 2014 would have been higher by $3 million and $11 million, respectively.

The impact of out of period adjustments recorded during fiscal 2014, and the first six months of fiscal 2015, on select line items of the unaudited Consolidated Condensed Statements of Operations for the quarter and first six months ended September 27, 2013, using the rollover method, is shown below:

	Quarter Ended September 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,187	$11	$3,198
Costs of services (excludes depreciation and amortization and restructuring costs)	2,317	(15)	2,302
Selling, general and administrative	314	(4)	310
Depreciation and amortization	248	(1)	247
Restructuring costs	15	—	15
Interest expense	35	—	35
Interest income	(3)	—	(3)
Other (income) expense	22	—	22
Income from continuing operations before taxes	239	31	270
Taxes on income	77	(5)	72
Income from continuing operations	162	36	198
Income from discontinued operations, net of taxes	80	2	82
Net income attributable to CSC common stockholders	232	38	270
EPS – Diluted
Continuing operations	$1.01	$0.24	$1.25
Discontinued operations	0.53	0.01	0.54
Total	$1.54	$0.25	$1.79

	Six Months Ended September 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$6,441	$23	$6,464
Costs of services (excludes depreciation and amortization and restructuring costs)	4,754	9	4,763
Selling, general and administrative	602	—	602
Depreciation and amortization	502	(1)	501
Restructuring costs	22	2	24
Interest expense	74	—	74
Other (income) expense	21	—	21
Income from continuing operations before taxes	473	13	486
Taxes on income	150	(20)	130
Income from continuing operations	323	33	356
Income from discontinued operations, net of taxes	96	3	99
Net income attributable to CSC common stockholders	406	36	442
EPS – Diluted
Continuing operations	$2.05	$0.22	$2.27
Discontinued operations	0.63	0.02	0.65
Total	$2.68	$0.24	$2.92

For the six months ended September 27, 2013, the out of period impact on the unaudited Consolidated Condensed Balance Sheet of the adjustments included in income from continuing operations before taxes under the roll over method is shown below:

(Amounts in million)	Increase/(Decrease)	September 27, 2013
Receivable, net of allowance for doubtful accounts	Decrease	$8
Prepaid expenses and other current assets	Increase	6
Property and Equipment	Decrease	1
Software, net of accumulated amortization	Decrease	1
Other assets	Increase	1
Accrued payroll and related costs	Decrease	5
Accrued expenses and other current liabilities	Decrease	13
Deferred revenue and advance contract payments	Increase	$28

The Company determined that the impact of the consolidated out of period adjustments recorded in the second quarter of fiscal 2014 was immaterial to the consolidated results, financial position and cash flows for the second quarter of fiscal 2014 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014.

Cash Flows

	Six Months Ended
Amounts in millions	October 3, 2014	September 27, 2013
Net cash provided by operating activities	$490	$483
Net cash used in investing activities	(298)	(76)
Net cash (used in) provided by financing activities	(656)	(349)
Effect of exchange rate changes on cash and cash equivalents	(56)	(17)
Net decrease in cash and cash equivalents	(520)	41
Cash and cash equivalents at beginning of year	2,443	2,054
Cash and cash equivalents at the end of period	$1,923	$2,095

Net cash provided by operating activities for the first six months of fiscal 2015 was $490 million, an increase of $7 million compared to the first six months of fiscal 2014. The increase in net operating cash flow was a combination of lower payroll and vendor payments primarily driven by the Company's ongoing cost reduction initiatives, lower restructuring payments of $37 million, mostly offset by higher tax payments and lower collections, due to timing.

Net cash used in investing activities for the first six months of fiscal 2015 was $298 million, an increase in outflow of $222 million compared to the first six months of fiscal 2014. The year-over-year increase in outflow was primarily due to lower net proceeds from business divestitures of $245 million, primarily related to its fiscal 2014 sale of NPS' Applied Technology Division, and its flood-insurance-related business process outsourcing business, partially offset by $42 million of net higher proceeds from sales of contract assets to customers.

Net cash used in financing activities in the first six months of fiscal 2015 was $656 million, an increase of $307 million compared to the first six months of fiscal 2014. The increase was primarily due to higher share repurchases of $308 million and higher principal repayments of capital leases and other borrowings of $51 million, partially offset by higher proceeds from exercise of stock options of $40 million.

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

Liquidity and Capital Resources

Cash and cash equivalents were $1.9 billion and $2.4 billion at October 3, 2014 and at March 28, 2014, respectively. At October 3, 2014, the Company had approximately $1.0 billion of cash and cash equivalents held in foreign subsidiaries outside of the U.S. It is generally management's intent to permanently reinvest earnings of its foreign operations. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes. The Company has no current plans and does not anticipate repatriating cash to the U.S. as taxable dividends. However, if these funds are needed for CSC's U.S. operations, the Company may repatriate some of the cash to the U.S. operations through settlement of inter-company loans or return of capital distributions in a tax efficient manner. The cash held outside of the U.S. can be used by the Company to fund strategic acquisitions off-shore such as the fiscal 2012 acquisitions of iSOFT and Applabs.

At the end of the second quarter of fiscal 2015, CSC’s ratio of net debt to total capitalization was 13.2%, as compared to 6.5% at the end of fiscal 2014. The increase in the ratio was due to increases in net debt from use of cash for share repurchases and the resulting decrease in cash and cash equivalents of $520 million, and decrease in total equity of $225 million. Decrease in total equity was due to share repurchases of $503 million during the first six months of fiscal 2015, partially offset by net income attributable to CSC common stockholders of $297 million.

The following table summarizes the Company’s capitalization ratios as of the end of the second quarter of fiscal 2015 and 2014:

	As of
(Amounts in millions)	October 3, 2014	March 28, 2014
Total debt	$2,783	$2,888
Cash and cash equivalents	1,923	2,443
Net debt	$860	$445

Total debt	$2,783	$2,888
Equity	3,719	3,944
Total capitalization	$6,502	$6,832

Debt-to-total capitalization	42.8%	42.3%
Net debt-to-total capitalization	13.2%	6.5%

At October 3, 2014, the Company had $569 million of current maturities of long-term debt, $2.2 billion of long-term debt, and no amounts drawn under either of the Company's $2.5 billion committed revolving credit facility or of CSC Finance Co. LLC's (CSC Finco) $250 million Lease Credit Facility.

During the second quarter of fiscal 2015, CSC modified its existing $2.5 billion credit facility agreement by extending the maturity date from January 15, 2019 to January 15, 2020. Also, the Company extended the maturity date of its £250 million ($406 million) note payable from December 19, 2014 to January 19, 2016, effective December 19, 2014. The Company was in compliance with all financial covenants as of October 3, 2014 and March 28, 2014.

During the first quarter of fiscal 2015, CSC Asset Funding I LLC, which is a special purpose subsidiary of CSC Finco which is a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution on behalf of a syndicate of banks which provides for a $250 million committed Lease Credit Facility (Leasing

Facility) to finance CSC Finco's capital expenditures of IT equipment and associated software in support of IT services provided to the Company's customers. The draw down availability period for the Leasing Facility is eighteen months, and once drawn, converts into individual term notes of variable terms up to sixty months therefrom, depending on the nature of the underlying equipment being financed. Pricing on the drawn term notes under the Leasing Facility are floating rate based on LIBOR plus a margin of +100 basis points. There were no borrowings against the Leasing Facility as of October 3, 2014.

In December 2010, the Company’s Board of Directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. During the first quarter of fiscal 2015, CSC completed this program and the Company's Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock. The timing, volume, and nature of future share repurchases is at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the repurchase program. During the first six months of fiscal 2015, the Company repurchased 7,055,050 shares through open market purchases for aggregate consideration of $428 million at a weighted average price of $60.63 per share.

During the second quarter of fiscal 2015, the Company entered into an accelerated share repurchase (ASR) agreement with a financial institution by advancing cash proceeds of $125 million. At inception, the ASR was initially settled by delivery of 1,258,651 shares to the Company, all of which were immediately retired. The actual number of shares required to be delivered to the Company was based on the trading prices of the Company's stock over a defined trading execution period under the agreement. Under certain circumstances, portions of the original amounts advanced to the financial counterparty could be returned to the Company. Subsequent to the end of the second quarter, after completion of the pricing period, the financial institution will return $50 million to the Company and deliver 31,830 additional shares. As a result, the Company will have repurchased under the ASR, 1,290,481 shares for a consideration of $75 million, at an average price of $58.12 per share.

During the first six months of fiscal 2015, the Company declared quarterly cash dividends to its common stockholders aggregating to $0.46 per share, or approximately $66 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Company's Board of Directors. On May 8, 2014, the Board of directors approved an increase in quarterly cash dividends to common stockholders, to $0.23 per share.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its credit facility. As of October 3, 2014, the Company’s total liquidity was $4.4 billion, consisting of $1.9 billion of cash and cash equivalents and the full $2.5 billion available under the Company's revolving credit facility. In addition, the Company had access to its undrawn $250 million Leasing Facility at CSC Finco to fund capital expenditures. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and available borrowings under the Company's undrawn credit facilities. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to issue additional debt with acceptable terms in the future.

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

S&P and Fitch, two of the three major ratings agencies that rate the Company's debt, took their most recent rating actions during the fourth quarter of fiscal 2014. S&P raised its underlying rating of the Company's credit from BBB to BBB+ with no change to the assessment of “stable”. Fitch raised the outlook from "stable" to "positive" with no change to the underlying rating.

The most recent ratings and outlooks issued by Moody's, S&P and Fitch are described in the table below:

Rating Agency	Rating	Outlook	Short Term Ratings *
Fitch	BBB	Positive	-
Moody's	Baa2	Stable	-
S&P	BBB+	Stable	-

* The Company elected to suspend its commercial paper program; as a result, the rating agencies withdrew their short-term ratings (S&P's rating was withdrawn on April 14, 2014). The Company believes that it can re-activate its commercial paper program at any time its needed.

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

The terms of the IACCN (as now embodied in the RPA) represented a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the terms of the IACCN (as now embodied in the RPA) as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($120 million), including the £68 million ($105 million) net settlement payment and a £10 million ($15 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized as revenue ratably over the term of the contract ending July 2016. The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period. As of October 3, 2014, the amount of deferred costs and deferred revenues was $17 million and $188 million, respectively.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014. For the quarter ended October 3, 2014, there have been no material changes to the sources and effects of the Company's market risk.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of October 3, 2014 to ensure (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2014.

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

During the fiscal quarter ended October 3, 2014, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The investigation being conducted by the SEC's Division of Enforcement and the review of our financial disclosures by the SEC's Division of Corporation Finance are continuing and could identify other accounting errors, irregularities and other areas of review. As a result, we have incurred and may continue to incur significant legal and accounting expenditures. As the Company previously disclosed, certain of its non-U.S. employees and certain of its former employees, including certain former executives in the United States, have received Wells notices from the SEC’s Division of Enforcement in connection with its ongoing investigation of the Company. The Company received a Wells notice from the SEC’s Division of Enforcement on December 11, 2013. A Wells notice is not a formal allegation or a finding of wrongdoing; it is a preliminary determination by the SEC Enforcement Staff to recommend that the Commission file a civil enforcement action or administrative proceeding against the recipient. Under SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the Commission that such an action should not be brought. The Company has been availing itself of the Wells process by making a Wells submission to explain its views concerning such matters, which are aided by its Audit Committee's independent investigation and certain expert opinions of outside professionals. The Company made such a submission on January 14, 2014 and a supplemental submission on April 9, 2014. The Company, through outside counsel, has been in continuing discussions with the SEC Enforcement staff concerning a potential resolution of the staff’s investigation involving the Company, as previously disclosed. The SEC's staff is of the view that losses associated with the NHS contract should have been recognized prior to fiscal 2012 and continues to disagree with the Company's historical accounting and disclosures with respect to the NHS contract. Discussions are still ongoing but to date, those discussions have not resulted in a resolution. The Company is unable to estimate with confidence or certainty how long the SEC process will last or its ultimate outcome, including whether the Company will reach a settlement with the SEC and, if so, the amount of any related monetary fine and other possible remedies. In addition, we are unable to predict the timing of the completion of the SEC's Division of Corporation Finance's review of our financial disclosures or the outcome of such review. Publicity surrounding the foregoing, or any SEC enforcement action or settlement as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations or cash flows.

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

10.	If our customers experience financial difficulties or request out-of-scope work, we may not be able to collect our receivables, which would materially and adversely effect our profitability.

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

We enter into foreign currency forward contracts and options, and interest rate swaps with a number of counterparties. As of October 3, 2014, we had outstanding foreign currency forward contracts with a notional value of $542 million, and interest rate swap transactions of $275 million and no outstanding option contracts. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended October 3, 2014 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 5, 2014 to August 1, 2014	906,604	$63.82	889,943	$1,418,051,055
August 2, 2014 to August 29, 2014	2,779,415	$59.28	2,770,096	$1,253,868,681
August 30, 2014 to October 3, 2014	2,251,206	$58.68	2,245,242	$1,122,113,808

(1)
The Company accepted 25,218 shares of its common stock in the quarter ended October 3, 2014 from employees in lieu of cash due to the Company in connection with the settlement of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 6,726 shares of its common stock in the quarter ended October 3, 2014 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
On December 13, 2010, the Company publicly announced that its Board of Directors approved a share repurchase program authorizing up to $1 billion in share repurchases of the Company’s outstanding common stock. During the first quarter of fiscal 2015, CSC completed this program and the Company's Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in additional share repurchases of the Company's outstanding common stock. CSC has been implementing these programs through purchases made in open market transactions in compliance with SEC Rule 10b-18 and Rule 10b5-1, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board of Directors has not established an end date for the repurchase program authorized during the first quarter of fiscal 2015. The approximate amount for which shares may yet be purchased under this program at October 3, 2014 is $1,122 million.

The Company repurchased 5,905,281 shares of its common stock in the fiscal quarter ended October 3, 2014 pursuant to the share repurchase program, including the shares repurchased under the ASR (see Note 13 to the Consolidated Condensed Financial Statements).

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits
The following exhibits are filed with this report.

Exhibit Number	Description of Exhibit
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (filed on April 5, 2011) (file number 11739300))

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010 (filed August 11, 2010) (file number 101007138))

3.2
Amended and Restated Bylaws dated as of February 7, 2012 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (filed May 29, 2012) (file number 12874585))

3.3
Certificate of Amendment to Section 1 of Article III of the Amended and Restated Bylaws, dated August 13, 2014 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed August 14, 2014) (file number 141040586))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file number 081071955))

4.2
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.3
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.4
2.500% Senior Note due 2015 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.5
4.450% Senior Note due 2022 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

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

COMPUTER SCIENCES CORPORATION

Dated:	November 6, 2014	By:	/s/ Diane E. Wilfong
		Name:	Diane Wilfong
		Title:	Vice President and Controller
(Principal Accounting Officer)