Form 10-Q
period 2015-01-02
COMPUTER SCIENCES CORP
filed 2015-02-11
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended January 2, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
141,046,567 shares of Common Stock, $1.00 par value, were outstanding on January 23, 2015.

i

PART I. ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions, except per-share amounts)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013

Revenues	$2,947	$3,228	$9,264	$9,669

Costs of services (excludes depreciation and amortization and restructuring costs)	2,530	2,261	7,101	7,015
Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)	356	318	1,046	920
Selling, general and administrative - SEC settlement related charges	195	—	195	—
Depreciation and amortization	238	251	762	753
Restructuring costs	12	11	15	33
Interest expense	37	38	112	112
Interest income	(4)	(4)	(14)	(11)
Other (income) expense, net	1	(5)	6	16
Total costs and expenses	3,365	2,870	9,223	8,838

(Loss) income from continuing operations, before taxes	(418)	358	41	831
Income tax (benefit) expense	(105)	77	18	227
(Loss) income from continuing operations	(313)	281	23	604
(Loss) income from discontinued operations, net of taxes	—	(5)	(29)	91
Net (loss) income	(313)	276	(6)	695
Less: net income attributable to noncontrolling interest, net of tax	1	5	11	18
Net (loss) income attributable to CSC common stockholders	$(314)	$271	$(17)	$677

Earnings (loss) per common share
Basic:
Continuing operations	$(2.23)	$1.88	$0.08	$3.96
Discontinued operations	—	(0.03)	(0.20)	0.61
	$(2.23)	$1.85	$(0.12)	$4.57
Diluted:
Continuing operations	$(2.23)	$1.84	$0.08	$3.88
Discontinued operations	—	(0.03)	(0.20)	0.60
	$(2.23)	$1.81	$(0.12)	$4.48

Cash dividend per common share	$0.23	$0.20	$0.69	$0.60

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013

Net (loss) income	$(313)	$276	$(6)	$695

Other comprehensive (loss) income, net of taxes:
Foreign currency translation	(90)	(9)	(189)	(93)
Foreign currency forward contracts	(2)	—	(8)	—
Pension and other post-retirement benefit plans	52	260	48	260
Other comprehensive (loss) income, net of taxes	(40)	251	(149)	167

Comprehensive (loss) income	(353)	527	(155)	862
Less: comprehensive income attributable to noncontrolling interest, net of taxes	1	5	11	27
Comprehensive (loss) income attributable to CSC common stockholders	$(354)	$522	$(166)	$835

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per-share data)	January 2, 2015	March 28, 2014

ASSETS
Cash and cash equivalents	$2,393	$2,443
Receivables, net of allowance for doubtful accounts of $42 (fiscal 2015) and $48 (fiscal 2014)	2,435	2,759
Prepaid expenses and other current assets	358	426
Total current assets	5,186	5,628

Property and equipment, net of accumulated depreciation of $3,689 (fiscal 2015) and $3,620 (fiscal 2014)	1,692	2,031
Software, net of accumulated amortization of $1,681 (fiscal 2015) and $1,680 (fiscal 2014)	776	650
Outsourcing contract costs, net of accumulated amortization of $1,003 (fiscal 2015) and $1,038 (fiscal 2014)	330	427
Goodwill, net	1,669	1,667
Other assets	1,000	986
Total Assets	$10,653	$11,389

LIABILITIES
Short-term debt and current maturities of long-term debt	$554	$681
Accounts payable	339	394
Accrued payroll and related costs	459	592
Accrued expenses and other current liabilities	1,186	1,094
Deferred revenue and advance contract payments	625	624
Income taxes payable and deferred income taxes	27	77
Total current liabilities	3,190	3,462

Long-term debt, net of current maturities	2,170	2,207
Income tax liabilities and deferred income taxes	547	557
Other long-term liabilities	1,391	1,219

EQUITY
Common stock, par value $1 per share; authorized 750,000,000; issued 150,565,444 (fiscal 2015) and 154,720,451 (fiscal 2014)	151	155
Additional paid-in capital	2,381	2,304
Earnings retained for use in business	1,101	1,592
Accumulated other comprehensive income	141	279
Less common stock in treasury, at cost, 9,573,574 (fiscal 2015) and 9,149,009 (fiscal 2014)	(444)	(418)
Total CSC stockholders’ equity	3,330	3,912
Noncontrolling interest in subsidiaries	25	32
Total Equity	3,355	3,944
Total Liabilities and Equity	$10,653	$11,389

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013
Cash flows from operating activities:
Net (loss) income	$(6)	$695
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	762	753
Pension & OPEB actuarial & settlement losses (gains)	463	(114)
SEC settlement related charges	195	—
Stock-based compensation	54	53
Gain on dispositions	(22)	(95)
Excess tax benefit from stock based compensation	(15)	(5)
Unrealized foreign currency exchange gain	—	(19)
Other non cash charges, net	22	35
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	171	122
Decrease in liabilities	(481)	(413)
Net cash provided by operating activities	1,143	1,012

Cash flows from investing activities:
Purchases of property and equipment	(283)	(287)
Payments for outsourcing contract costs	(43)	(55)
Software purchased and developed	(145)	(142)
Payments for acquisitions, net of cash acquired	(35)	(190)
Business dispositions	(13)	245
Proceeds from sale of assets	99	25
Other investing activities, net	21	27
Net cash used in investing activities	(399)	(377)

Cash flows from financing activities:
Borrowings under lines of credit and short-term debt	—	408
Repayment of borrowings under lines of credit	(32)	—
Principal payments on long-term debt	(193)	(424)
Proceeds from stock options and other common stock transactions	151	112
Excess tax benefit from stock-based compensation	15	5
Repurchase of common stock	(518)	(376)
Dividend payments	(95)	(89)
Other financing activities, net	(7)	(29)
Net cash used in financing activities	(679)	(393)
Effect of exchange rate changes on cash and cash equivalents	(115)	(12)
Net (decrease) increase in cash and cash equivalents	(50)	230
Cash and cash equivalents at beginning of year	2,443	2,054
Cash and cash equivalents at end of period	$2,393	$2,284

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 28, 2014	154,721	$155	$2,304	$1,592	$279	$(418)	$3,912	$32	$3,944
Net (loss) income				(17)			(17)	11	(6)
Other comprehensive loss					(149)		(149)		(149)
Stock-based compensation expense			53				53		53
Acquisition of treasury stock						(26)	(26)		(26)
Stock option exercises and other common stock transactions	4,341	4	163				167		167
Share repurchase program	(8,496)	(8)	(139)	(365)			(512)		(512)
Cash dividends declared				(98)			(98)		(98)
Noncontrolling interest distributions and other				(11)	11		—	(18)	(18)
Balance at January 2, 2015	150,566	$151	$2,381	$1,101	$141	$(444)	$3,330	$25	$3,355

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 29, 2013	158,984	$159	$2,167	$1,101	$108	$(401)	$3,134	$26	$3,160
Net income				677			677	18	695
Other comprehensive income					167		167		167
Stock-based compensation expense			52				52		52
Acquisition of treasury stock						(12)	(12)		(12)
Stock option exercises and other common stock transactions	3,269	3	110				113		113
Share repurchase program	(7,279)	(7)	(108)	(239)			(354)		(354)
Cash dividends declared				(89)			(89)		(89)
Adjustments from divestiture of business							—	9	9
Noncontrolling interest distributions and other				9	(9)		—	(25)	(25)
Balance at December 27, 2013	154,974	$155	$2,221	$1,459	$266	$(413)	$3,688	$28	$3,716

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the interim period unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarters and nine months ended January 2, 2015 and December 27, 2013, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Condensed Financial Statements and the accompanying notes. The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014 (fiscal 2014). As further disclosed in Note 5, the Company has reached an understanding with the staff of the SEC pursuant to which the Company intends to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and fiscal 2010 reflected in the five-year table selected financial data table, all as set forth in CSC's Form 10-K for the fiscal year ended March 28, 2014.

In the opinion of management, the unaudited Consolidated Condensed Financial Statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the Company's actual or expected results for the full year ending April 3, 2015 (fiscal 2015).

The Company reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date. As a result, the first quarter of fiscal 2015 was a fourteen-week quarter.

During the first quarter of fiscal 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-employment benefit plans (see Note 2). These changes have been reported through retrospective application of the new accounting methods to all periods presented. As a result, the unaudited Consolidated Condensed Statements of Operations, Comprehensive Income, Cash Flows, and Changes in Equity for the quarter and nine months ended December 27, 2013, the Consolidated Condensed Balance Sheet for the year ended March 28, 2014, and all related notes to such financial statements have been recast from those presented in the previously filed Form 10-Q and Form 10-K, respectively, to reflect this change (see Note 2).

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

The Company's income from continuing operations, before taxes and noncontrolling interest, and diluted earnings (loss) per share (EPS) from continuing operations, included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method, for the quarters and nine months ended January 2, 2015 and December 27, 2013:

	Quarter Ended		Nine Months Ended
(Amounts in millions, except per-share data)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Gross favorable	$17	$26	$89	$101
Gross unfavorable	(3)	(12)	(20)	(38)
Total net adjustments, before taxes and non-controlling interest	$14	$14	$69	$63

Impact on diluted EPS from continuing operations	$0.06	$0.06	$0.27	$0.26

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the United States (U.S.) and other governments, that are expected to be collected after one year totaled $51 million and $46 million as of January 2, 2015 and March 28, 2014, respectively.

Depreciation expense was $145 million and $469 million for the quarter and nine months ended January 2, 2015, respectively, and $165 million and $498 million for the quarter and nine months ended December 27, 2013, respectively.

Note 2 - Defined Benefit Pension Plan Accounting Policy Changes

During the first quarter of fiscal 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-retirement benefit plans and the calculation of expected return on pension plan assets. Historically, the Company recognized actuarial gains and losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligations (the “corridor”) as a component of accumulated other comprehensive loss in its Consolidated Condensed Balance Sheets and, depending on the benefit plan, the Company amortized these gains and losses to earnings either over the remaining average service period for the active participants or over the average remaining life expectancy of the inactive participants. Additionally, for the Company’s U.S. plans and the Australian plan, the Company previously used a calculated value for the market-related valuation of pension plan assets, reflecting changes in the fair value of plan assets over a three-year and a one-year period, respectively. Under the Company’s new accounting policies, the Company recognizes changes in actuarial gains and losses and the changes in fair value of plan assets in earnings at the time of plan remeasurement, annually during the fourth quarter of each year, or if there is an interim remeasurement, as a component of net periodic (benefit)/cost (and the Company no longer applies a corridor and, therefore, no longer defers any gains or losses) . The new accounting policies result in the changes in actuarial gains and losses and the changes in fair value of plan assets being recognized in earnings in the year they occur, rather than amortized over time, and therefore recognized earlier than under the Company’s previous methods of accounting. The Company believes the new pension accounting policies are preferable as they recognize the effects of plan investment performance, interest rate changes, and changes in actuarial assumptions as a component of earnings in the year in which they occur rather than amortized over time, and additionally, conform all plans to a consistent policy for determining market-related value of plan assets. These changes have been reported through retrospective application of the new accounting methods to all periods presented. The remaining components of pension/post-retirement expense, primarily current period service and interest costs and expected return on plan assets, will continue to be recorded on a quarterly basis. The cumulative effect of the retrospective application of new accounting policies was a decrease of $1.5 billion in retained earnings and a corresponding decrease in accumulated other comprehensive losses as of the beginning of fiscal 2014.

In addition to the above mentioned accounting policy changes, the Company also changed the way in which it allocates the elements of net periodic pension (benefit) cost to its reportable segments to be aligned with changes in how the Company's chief operating decision maker evaluates segment performance. Historically, total net periodic pension (benefit) cost, including the amortization of deferred actuarial losses/(gains) and changes in fair value of plan assets, were reported within operating income, as defined by the Company, and fully allocated to reportable segments. Under the new allocation approach, net actuarial gains and losses as well as settlement gain and losses components of the net periodic pension (benefit) cost are excluded entirely from the Company’s definition of operating income and not allocated to the reportable segments. All of the other elements of net periodic pension (benefit)/cost, excluding actuarial gains and losses and settlement gains and losses, will continue to be included within operating income of the Company’s reportable segments. The Company has applied the change in the allocation approach retrospectively, adjusting segment reporting for all prior periods presented (see Note 15).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following tables present the effects of retrospectively applying the change in the pension accounting policies, on select line items of the accompanying unaudited Consolidated Condensed Financial Statements:

Impact on Consolidated Condensed Statements of Operations

	Quarter ended January 2, 2015
	Previous accounting methods	As Reported	Impact of change in accounting method
(Amounts in millions, except per-share amounts)			Increase/(Decrease)
Costs of services	$2,299	$2,530	$231
Selling, general and administrative expenses	333	356	23
Loss from continuing operations, before taxes	(164)	(418)	(254)
Taxes on income	6	(105)	(111)
Loss from continuing operations	(170)	(313)	(143)
Net loss	(170)	(313)	(143)
Net loss attributable to CSC common stockholders	(171)	(314)	(143)
Basic EPS - Continuing operations	$(1.22)	$(2.23)	$(1.01)
Diluted EPS - Continuing operations	$(1.22)	$(2.23)	$(1.01)

	Quarter ended December 27, 2013
	As previously reported	As Reported	Impact of change in accounting method
(Amounts in millions, except per-share amounts)			Increase/(Decrease)
Costs of services	$2,362	$2,261	$(101)
Selling, general & administrative expenses	354	318	(36)
Income from continuing operations, before taxes	221	358	137
Taxes on income	70	77	7
Income from continuing operations	151	281	130
Net income	146	276	130
Net income attributable to CSC common stockholders	141	271	130
Basic EPS - Continuing operations	$0.99	$1.88	$0.89
Diluted EPS - Continuing operations	$0.98	$1.84	$0.86
Diluted EPS - Discontinued operations	$(0.04)	$(0.03)	$0.01

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Nine months ended January 2, 2015
	Previous accounting methods	As Reported	Impact of change in accounting method
(Amounts in millions, except per-share amounts)			Increase/(Decrease)
Costs of services	$6,907	$7,101	$194
Selling, general and administrative expenses	1,028	1,046	18
Income from continuing operations, before taxes	253	41	(212)
Taxes on income	118	18	(100)
Income from continuing operations	135	23	(112)
Net income	106	(6)	(112)
Net income (loss) attributable to CSC common stockholders	95	(17)	(112)
Basic EPS - Continuing operations	$0.88	$0.08	$(0.80)
Diluted EPS - Continuing operations	$0.86	$0.08	$(0.78)

	Nine months ended December 27, 2013
	As previously reported	As Reported	Impact of change in accounting method
(Amounts in millions, except per-share amounts)			Increase/(Decrease)
Costs of services	$7,156	$7,015	$(141)
Selling, general and administrative expenses	962	920	(42)
Income from continuing operations, before taxes	648	831	183
Taxes on income	206	227	21
Income from continuing operations	442	604	162
Loss from discontinued operations, net of taxes	72	91	19
Net income	514	695	181
Net income attributable to noncontrolling interest, net of tax	14	18	4
Net income attributable to CSC common stockholders	500	677	177
Basic EPS - Continuing operations	$2.88	$3.96	$1.08
Basic EPS - Discontinued Operations	$0.49	$0.61	$0.12
Diluted EPS - Continuing operations	$2.83	$3.88	$1.05
Diluted EPS - Discontinued operations	$0.48	$0.60	$0.12

Impact on Consolidated Condensed Statements of Comprehensive (Loss) Income

	Quarter ended January 2, 2015
	Previous accounting methods	As Reported	Impact of change in accounting method
(Amounts in millions)			Increase/(Decrease)
Net loss	$(170)	$(313)	$(143)
Foreign currency translation adjustments	(78)	(90)	(12)
Pension and other post-retirement benefit plans, net of taxes	(103)	52	155
Other comprehensive loss, net of taxes	(183)	(40)	143

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter ended December 27, 2013
	As previously reported	As Reported	Impact of change in accounting method
(Amounts in millions)			Increase/(Decrease)
Net income	$146	$276	$130
Foreign currency translation adjustments	(3)	(9)	(6)
Pension and other post-retirement benefit plans, net of taxes	399	260	(139)
Other comprehensive income, net of taxes	396	251	(145)
Comprehensive income	542	527	(15)
Comprehensive income attributable to noncontrolling interest	5	5	—
Comprehensive income attributable to CSC common stockholders	537	522	(15)

	Nine months ended January 2, 2015
	Previous accounting methods	As Reported	Impact of change in accounting method
(Amounts in millions)			Increase/(Decrease)
Net income (loss)	$106	$(6)	$(112)
Foreign currency translation adjustments	(168)	(189)	(21)
Pension and other post-retirement benefit plans, net of taxes	(85)	48	133
Other comprehensive loss, net of taxes	(261)	(149)	112

	Nine months ended December 27, 2013
	As previously reported	As Reported	Impact of change in accounting method
(Amounts in millions)			Increase/(Decrease)
Net income	$514	695	$181
Foreign currency translation adjustments	(90)	(93)	(3)
Pension and other post-retirement benefit plans, net of taxes	460	260	(200)
Other comprehensive income, net of taxes	370	167	(203)
Comprehensive income	884	862	(22)
Comprehensive income attributable to noncontrolling interest	18	27	9
Comprehensive income attributable to CSC common stockholders	866	835	(31)

Impact on Consolidated Condensed Balance Sheets

	As of January 2, 2015
	Previous accounting methods	As Reported	Impact of change in accounting method
(Amounts in millions)			Increase/(Decrease)
Earnings retained for use in business	$2,402	$1,101	$(1,301)
Accumulated other comprehensive (loss) income	(1,159)	141	1,300
Noncontrolling interest in subsidiaries	24	25	1

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of March 28, 2014
	As previously reported	As Reported	Impact of change in accounting method
(Amounts in millions)			Increase/(Decrease)
Earnings retained for use in business	$2,770	$1,592	$(1,178)
Accumulated other comprehensive (loss) income	(898)	279	1,177
Noncontrolling interest in subsidiaries	31	32	1

Impact on Consolidated Condensed Statements of Cash Flows

	Nine months ended January 2, 2015
	Previous accounting methods	As Reported	Impact of change in accounting method
(Amounts in millions)			Increase/(Decrease)
Net income (loss)	$106	$(6)	$(112)
Pension & OPEB actuarial & settlement losses (gains)	—	463	463
Decrease in liabilities	(130)	(481)	(351)

	Nine months ended December 27, 2013
	As previously reported	As Reported	Impact of change in accounting method
(Amounts in millions)			Increase/(Decrease)
Net income	$514	$695	$181
Pension & OPEB actuarial & settlement losses (gains)	—	(114)	(114)
Gain on dispositions	(83)	(95)	(12)
Decrease in liabilities	(358)	(413)	(55)

Note 3 - Recent Accounting Pronouncements

New Accounting Standards

During the first nine months of fiscal 2015, the Company adopted the following Accounting Standard Update (ASU):

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Effective March 29, 2014, CSC adopted the amendments in ASU 2013-04 and determined that they did not have a material effect on CSC’s Consolidated Condensed Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. ASU 2014-15 will be effective for CSC for fiscal 2017. CSC believes that the adoption of ASU 2014-15 will not have a material effect on CSC's Consolidated Condensed Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts”. The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which CSC expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of CSC’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. CSC will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption is not allowed. ASU 2014-09 provides two methods of retrospective application. The first method would require CSC to apply ASU 2014-09 to each prior reporting period presented. The second method would require CSC to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. ASU 2014-09 will be effective for CSC beginning in fiscal 2018. CSC is currently evaluating the impact that the adoption of ASU 2014-09 may have on CSC’s Consolidated Condensed Financial Statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08), which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” ASU 2014-08 changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, which for CSC is beginning of fiscal 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Adoption of this ASU is not expected to have a material effect on the Company's financial position.

In January 2014, the FASB issued ASU No. 2014-05, "Service Concession Arrangements (Topic 853) (a consensus of the FASB Emerging Issues Task Force)” (ASU 2014-05). ASU 2014-05 provides guidance on the accounting for service concession arrangements, which are arrangements between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor’s infrastructure (e.g. airports, roads, or bridges). The operating entity also may provide the construction, upgrading, or maintenance services of the grantor’s infrastructure. ASU 2014-05 specifies that an operating entity should not account for a service concession arrangement that is within the scope of this ASU as a lease in accordance with Topic 840, "Leases." ASU 2014-05 also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity. The

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. ASU 2014-05 will be effective for CSC beginning in fiscal 2016. CSC believes that the adoption of ASU 2014-05 will not have a material effect on CSC's Consolidated Condensed Financial Statements.

Note 4 - Acquisitions and Divestitures

Fiscal 2015 Acquisition

On July 31, 2014, CSC acquired a privately held entity for $35 million in an all cash transaction. CSC acquired this entity primarily to enhance its cyber security, systems engineering, and software development service offerings in the federal intelligence sector. The purchase price was allocated to assets acquired and liabilities assumed based on preliminary estimates of fair value at the date of acquisition, as follows: $4 million to current assets, $9 million to an intangible asset other than goodwill, $9 million to current liabilities, and $31 million to goodwill. The intangible asset, which is associated with customer relationships and government programs, will be amortized over 15 years. The goodwill is associated with the Company's North American Public Sector (NPS) segment and is expected to be tax deductible. Pro forma financial information for this acquisition is not presented as the effects of the acquisition are not material to CSC's consolidated results. The allocation of purchase price is preliminary and is subject to additional information related to the liabilities that existed as of the acquisition date.

Fiscal 2014 Acquisitions

ServiceMesh Acquisition

On November 15, 2013, CSC acquired ServiceMesh Inc. (ServiceMesh or SMI), a privately-held cloud services management company, headquartered in Santa Monica, California, with operations in the United States, Australia and the United Kingdom, for total purchase consideration of $282 million. The acquisition enhances CSC's ability to help its clients migrate their applications into cloud computing environments and to automate the deployment and management of enterprise applications and platforms across private, public and hybrid cloud environments.

The purchase consideration included: 1) cash of $163 million paid at closing to and on behalf of the ServiceMesh shareholders, including $10 million paid to retire ServiceMesh's debt, and 2) additional consideration of $119 million contingent on the achievement of contractually agreed revenue targets. The Company incurred transaction costs of $4 million associated with this acquisition, which are included within selling, general and administrative expenses. The acquisition was funded from CSC's cash on hand at the time.

The amount of contingent consideration was based on a contractually defined multiple of ServiceMesh’s revenues during a specified period ending January 31, 2014. The Company determined the fair value of the contingent consideration payable using a probability-weighted approach, which at the end of the third quarter of fiscal 2014 was preliminarily estimated to be $137 million, representing the maximum amount of contingent consideration payable. During the fourth quarter, the Company reduced the fair value of the contingent consideration payable and goodwill by $18 million, based on additional facts and circumstances that existed as of the acquisition date but which were not known until the fourth quarter. These facts, had they been known, would have reduced the Company's original acquisition-date estimate of the fair value of contingent consideration to $119 million.

After the expiration of the contractual period, the final amount of the contingent consideration payable was determined to be $98 million, which was paid during the fourth quarter of fiscal 2014. The difference of $21 million, between the revised fair value of contingent consideration liability of $119 million and the actual amount paid of $98 million, was primarily due to the deferral of revenues related to certain software license sales to periods beyond the specified earn-out measurement period. This difference of $21 million was recorded as a reduction to selling, general and administrative expenses during the fourth quarter of fiscal 2014.

The results of ServiceMesh are included in the Company's consolidated financial statements within its GIS segment.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The allocation of the purchase consideration to the assets acquired and liabilities assumed, including the fourth quarter adjustments to the estimated fair value of contingent consideration, is presented below:

(Amounts in millions)	Estimated Fair Value
Accounts receivable and other current assets	$3
Deferred tax assets	31
Intangible asset - developed technology	94
Intangible assets - customer relationships and trade names	10
Property and equipment and other non-current assets	2
Deferred revenue and other current liabilities	(4)
Deferred tax liabilities	(38)
Total identifiable net assets acquired	98
Goodwill	$184
Total purchase consideration	$282

As of the acquisition date, the fair value of trade receivables approximated book value and are considered fully recoverable. The Company’s purchase price allocation was finalized in the third quarter of fiscal 2015.

The amortizable lives associated with the intangible assets acquired are as follows:

Description	Estimated Useful Lives (Years)
Developed technology	9
Customer relationships	3
Trade names	4 - 6

The goodwill recognized in the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill arising from the acquisition was preliminarily allocated to the Company's reportable segments based on the relative fair value of the expected incremental cash flows that the acquisition is expected to provide to each reporting unit within the Company's reportable segments. As of March 28, 2014, goodwill was allocated as follows: GBS: $28 million, GIS: $120 million, and NPS: $36 million. The goodwill is not deductible for tax purposes.

In connection with the ServiceMesh acquisition, the Company granted to certain ServiceMesh employees restricted stock units with a grant-date fair value of $41 million. These awards generally vest over a three-year period, associated with the continuing employment of the ServiceMesh employees, beginning from the date of acquisition, and are recorded as compensation expense ratably over the three-year period.

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

Pro forma financial information for the fiscal 2014 acquisitions was not presented as the effects of the acquisitions were not material to CSC's consolidated results.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Pursuant to the pension accounting policy change (see Note 2), the income from discontinued operations, net of taxes, for the third quarter and first nine months of fiscal 2014 increased by $0 million and $19 million, respectively, due to the reduced pension expense.

A summary of the results of the discontinued operations is presented below:

	Quarter Ended		Nine Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Operations
Revenue	$—	$7	$10	$227

(Loss) income from discontinued operations, before taxes	—	(2)	(11)	10
Tax expense	—	1	—	6
Net (loss) income from discontinued operations	$—	$(3)	$(11)	$4

Disposal
(Loss) gain on disposition, before taxes	$—	$(2)	$(21)	$102
Tax (benefit) expense	—	—	(3)	15
(Loss) gain on disposition, net of taxes	$—	$(2)	$(18)	$87

(Loss) income from discontinued operations, net of taxes	$—	$(5)	$(29)	$91

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5 - Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

As previously disclosed, on January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation. That investigation covered a range of matters as previously disclosed by the Company, including certain of the Company’s prior disclosures and accounting determinations. On May 2, 2011, the Audit Committee of the Board of Directors of the Company (the Audit Committee) commenced an independent investigation. The Audit Committee retained independent counsel to represent the Company on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel retained forensic accountants and disclosure experts to assist with their work. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement.

As a result of findings by the Audit Committee’s independent investigation, the Company has previously acknowledged certain historic errors and irregularities relating to accounting entries arising from the Nordics region, Australia, and the Company’s contractual relationship with the NHS, self-reported these errors and irregularities to the SEC’s Division of Enforcement, and made adjustments to its financial statements that are related to prior periods as reported in its past filings. In addition, as previously disclosed, certain personnel in certain foreign operations were reprimanded, suspended, terminated and/or resigned and additional controls were implemented. Based on recommendations from the Audit Committee’s independent investigation, the Company also instituted comprehensive enhancements beginning in 2011 to its compliance, financial and disclosure controls, and to the function of internal audit. In doing so, the Company made significant changes to prevent the type of misconduct identified by the Audit Committee’s independent investigation from recurring. The Company previously took significant steps to enhance its compliance culture and to remediate any deficiencies through: (1) Company-wide communications concerning the Company’s key organizational values of ethics, compliance and integrity; (2) strengthening internal controls and processes to further ensure the accuracy and integrity of the Company’s financial reporting; (3) improving technical training for employees in finance and accounting roles; (4) a restructuring of the internal audit group and the outsourcing of many internal audit activities to Ernst & Young to enhance the quality and scalability of the Company’s overall internal audit function; (5) creating an independent investigations unit at the Company to investigate suspected violations of the law or the Company's Code of Conduct; (6) elevating the position of Chief Compliance and Ethics Officer to provide direct reporting to the Audit Committee; (7) creating a new position of Chief Accounting Officer responsible for developing accounting policies and reviewing complex technical accounting issues; and (8) revising policies and procedures concerning percentage-of-completion (POC) accounting to enhance the review and monitoring of long-term contracts, including those contracts similar to the contract with NHS.

The Company has been in continuing discussions with the SEC’s staff concerning a potential resolution of the SEC’s investigation. Many of those discussions have concerned the Company’s prior use in fiscal 2009-2012 of the terms of ongoing NHS contract negotiations in developing its assumptions and judgments with respect to the margin used in recognizing profit under the POC accounting method and in evaluating the recoverability of NHS contract assets as well as the Company’s prior disclosures concerning such matters.

As previously disclosed, the Company has reached an understanding with the staff of the SEC regarding a settlement. Based on that understanding, the SEC will file an administrative enforcement action alleging violations of the antifraud, reporting, and books-and-records provisions of the U.S. securities laws. The Company would neither admit nor deny the allegations, but would agree to cease-and-desist from committing or causing any violations or future violations of those provisions.

Pursuant to this understanding, the Company intends to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and fiscal 2010 reflected in the five-year selected financial data table, all as set forth in CSC’s Form 10-K for the fiscal year ended March 28, 2014. The restatement will have no impact on the Company’s financial statements for fiscal 2013 or fiscal 2014 or the first, second or third quarters of fiscal 2015. Subject to formal SEC authorization of the proposed settlement, CSC intends to file its Form 10-K/A for the fiscal year ended March 28, 2014 reflecting the restatement as soon as practicable thereafter. The Board of Directors of the Company determined that the

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Company's previously issued consolidated financial statements for fiscal 2009-2012 (including the associated auditors' reports and the interim periods within those years) should no longer be relied upon.

The restatement will reflect the Company's acknowledgment that there were accounting errors in fiscal 2009-2012 with respect to certain assumptions under the POC accounting method for the NHS contract. As part of the restatement, the Company will revise those assumptions based upon uncertainty with respect to a range of possible final outcomes under the NHS contract. As a result, the Company will revise the accounting based on the impracticality of estimating a specific level of profit during this period in order to reflect a profit margin of zero under the POC accounting rules. The result is that approximately $130 million of operating profit is no longer recognized in prior years, thereby reducing the impairment charge previously recorded in fiscal 2012 by approximately that same amount.

Further, as part of the settlement discussions, the SEC’s staff has advised the Company that it has concluded that the Company should have recorded the previously disclosed impairment charge related to the NHS contract in fiscal 2011 instead of fiscal 2012. The Company’s restatement accordingly will reflect an impairment charge of approximately $1.16 billion in fiscal 2011, reducing the impairment charge previously recognized in fiscal 2012. Due to this modification, the Company also will move $2.51 billion of the previously disclosed fiscal 2012 goodwill impairment charge of approximately $2.75 billion to fiscal 2011.

The anticipated result of the restatement is to reduce net income by approximately $50 million in fiscal 2010 and approximately $3.69 billion in fiscal 2011 and to increase net income in fiscal 2012 by approximately $3.90 billion.
As part of the Company’s understanding with the staff of the SEC regarding terms of the settlement, the Company also has agreed to pay a penalty of $190 million and to implement a review of its compliance policies through an independent compliance consultant. The Company has recorded a pre-tax charge of approximately $195 million for the penalty and related expenses in its third quarter of fiscal 2015.

Final resolution of these matters is subject to the preparation and negotiation of documentation satisfactory to the Company and the SEC, including formal authorization by the SEC. If we do not reach final settlement on the expected terms or if the necessary approvals do not occur, either we may enter into further discussions with the SEC to resolve the matters under investigation on different terms and conditions or we may litigate the matters. We cannot predict the timing or terms of any such further discussions or resolution or the outcome of any subsequent litigation with the government, but any such resolution or outcome could have an adverse impact on the Company's reputation, business, financial condition, results of operation or cash flows.

Out of Period Adjustments Financial Impact Summary

The rollover impact on the pre-tax income (loss) from continuing operations of the recorded out of period adjustments in the first nine months of fiscal 2015, fiscal 2014 and fiscal 2013 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2013 Adjustments	Fiscal 2014 Adjustments	First Nine Months Fiscal 2015 Adjustments	Total Adjustments
Fiscal 2015	$—	$—	$(12)	$(12)
Fiscal 2014	—	(2)	13	11
Fiscal 2013	6	4	(1)	9
Prior fiscal years (unaudited)	(6)	(2)	—	(8)

See Note 15 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for the quarters ended January 2, 2015 and December 27, 2013, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Fiscal 2015 Adjustments

During the quarter and nine months ended January 2, 2015, the Company identified and recorded net adjustments increasing pre-tax income from continuing operations by $4 million and $12 million, respectively, that should have been recorded in prior periods.

The $4 million increase in pre-tax income from continuing operations recorded during the third quarter of fiscal 2015 was primarily attributable to adjustments decreasing cost of services and increasing revenue that should have been recorded primarily in the first half of fiscal 2015. Out of period adjustments identified during the second and third quarters of fiscal 2015 that should have been recorded in prior fiscal years were not material. The Company also recorded a net tax benefit of $6 million, primarily the impact of discrete tax adjustments, in the current quarter. Adjustments recorded during the quarter ended January 2, 2015 increased net income attributable to CSC common stockholders by $10 million.

The $12 million increase in pre-tax income from continuing operations recorded during the first nine months of fiscal 2015 primarily included lower fiscal 2014 variable compensation partially offset by certain adjustments related to cost of services that were identified late in the 2014 year-end close process and, therefore, were not included in the Company's fiscal 2014 Consolidated Financial Statements. The Company also recorded a net tax benefit of $5 million, primarily the impact of discrete tax adjustments partially offset by the tax effects of out period adjustments, in the nine months ended January 2, 2015. Adjustments recorded during the nine months ended January 2, 2015, that should have been recorded in prior fiscal years, increased net income attributable to CSC common stockholders by $15 million.

The impact of out of period adjustments recorded during fiscal 2015 on select line items of the unaudited Consolidated Condensed Statements of Operations for the quarter and nine months ended January 2, 2015, using the rollover method, is shown below:

	Quarter Ended January 2, 2015
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$2,947	$(1)	$2,946
Costs of services (excludes depreciation and amortization and restructuring costs)	2,530	3	2,533
Selling, general and administrative	356	—	356
Depreciation and amortization	238	—	238
Restructuring costs	12	—	12
Interest expense	37	—	37
Interest income	(4)	—	(4)
Other expense, net	1	—	1
Income from continuing operations before taxes	(418)	(4)	(422)
Taxes on income	(105)	6	(99)
Income (loss) from continuing operations	(313)	(10)	(323)
Loss from discontinued operations, net of taxes	—	—	—
Net income (loss) attributable to CSC common stockholders	(314)	(10)	(324)
EPS – Diluted
Continuing operations	$(2.23)	$(0.07)	$(2.30)
Discontinued operations	—	—	—
Total	$(2.23)	$(0.07)	$(2.30)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended January 2, 2015
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$9,264	$9	$9,273
Costs of services (excludes depreciation and amortization and restructuring costs)	7,101	22	7,123
Selling, general and administrative	1,046	—	1,046
Depreciation and amortization	762	(1)	761
Restructuring costs	15	—	15
Interest expense	112	—	112
Other expense, net	6	—	6
Income (loss) from continuing operations before taxes	41	(12)	29
Taxes on income	18	5	23
Income from continuing operations	23	(17)	6
Loss from discontinued operations, net of taxes	(29)	2	(27)
Net income (loss) attributable to CSC common stockholders	(17)	(15)	(32)
EPS – Diluted
Continuing operations	$0.08	$(0.12)	$(0.04)
Discontinued operations	(0.20)	0.01	(0.19)
Total	$(0.12)	$(0.11)	$(0.23)

For the nine months ended January 2, 2015, the out of period impact on the unaudited Consolidated Condensed Balance Sheet of the adjustments included in income from continuing operations before taxes under the roll-over method is shown below:

(Amounts in million)	Increase/Decrease	January 2, 2015
Receivable, net of allowance for doubtful accounts	Increase	$5
Property and Equipment	Decrease	1
Software, net of accumulated amortization	Decrease	2
Outsourcing contract costs, net of accumulated amortization	Increase	2
Other assets	Decrease	3
Accrued expenses and other current liabilities	Decrease	15
Deferred revenue and advance contract payments	Increase	4

The Company has determined that the impact of the consolidated out of period adjustments recorded in the nine months ended January 2, 2015 is immaterial to the consolidated results, financial position and cash flows for the third quarter and first nine months of fiscal 2015 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2015.

Fiscal 2014 Adjustments

During the third quarter and through the first nine months of fiscal 2014, the Company recorded net pre-tax adjustments increasing income from continuing operations before taxes by $5 million and $3 million, respectively, that should have been recorded in prior fiscal years. The $5 million of pre-tax out of period adjustments consists of a $7 million increase to revenue (due to a $6 million adjustment to recognize revenue on previously delivered software products and services and a $1 million adjustment to recognize revenue on previously delivered outsourcing services), partially offset by a $2 million charge to cost of services (COS) (consisting of a $5 million increase to COS relating to previously delivered software products and services, offset by a $3 million decrease to COS as a result of a margin correction on long-term contracts accounted for under the POC method).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

In addition, during the third quarter of fiscal 2014, the Company recorded $7 million of pre-tax adjustments increasing income from continuing operations before taxes that should have been recorded in the first six months of fiscal 2014. The $7 million of pre-tax out of period adjustments consists primarily of a reduction of $7 million to COS (attributable to a $5 million reduction to accrued expenses, a $3 million reduction of costs related to a reversal of previously recognized software products and services, a $4 million pension accrual expense reduction, all partially offset by a $3 million reduction of margin on long-term contracts accounted for under the POC method, and a $2 million adjustment to recognize costs on previously delivered software products and services). In addition to the reduction to COS, a net $1 million adjustment was recorded to increase revenue on previously delivered software products and services and a $1 million increase in selling, general and administrative (SG&A) expenses was recognized related to a write-off of prepaid facility charges. Adjustments, net of tax, during the third quarter of fiscal 2014 increased income from continuing operations by $9 million that should have been recorded in the first six months of fiscal 2014. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments.

During the second quarter of fiscal 2014, the Company recorded net pre-tax adjustments decreasing income from continuing operations before taxes by $11 million that should have been recorded in prior fiscal years. The $11 million of pre-tax out of period adjustments consists of a $9 million reversal of revenue (due to deferral of revenue for undelivered elements on software contracts lacking vendor specific objective evidence and margin corrections on contracts under POC accounting), a $1 million charge to cost of sales for reversal of previously deferred costs and a $1 million charge to SG&A expense reversing excess capitalization associated with internal systems development. Adjustments, net of tax, during the second quarter of fiscal 2014 that should have been recorded in prior fiscal years decreased income from continuing operations by $20 million. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments, and net out of period adjustments to tax expense that should have been recorded in prior fiscal years. The tax effect on the net pre-tax adjustments for the second quarter of fiscal 2014 was negligible. The out of period adjustments to tax expense for the second quarter of fiscal 2014 resulted in an increase to income tax expense of $9 million. The out of period adjustments to tax expense consist primarily of a $10 million increase in liabilities for uncertain tax positions associated with a tax restructuring of one of the Company's operating subsidiaries.

In addition, during the second quarter of fiscal 2014, the Company recorded $17 million of pre-tax adjustments decreasing income from continuing operations before taxes that should have been recorded in the first quarter of fiscal 2014. The $17 million of pre-tax out of period adjustments consists of (1) a $13 million charge to cost of sales consisting of $6 million in adjustments to prepaid and accrued balances, a $4 million reversal of previously deferred costs and a $3 million reduction in work in process due to margin corrections on contracts under POC accounting; (2) a $3 million charge to SG&A expense primarily due to reversal of excess capitalization associated with internal systems development, partially offset by other adjustments; and (3) a $1 million charge to depreciation expense to correct the useful life for certain leasehold improvements. Adjustments, net of tax, during the second quarter of fiscal 2014 decreased income from continuing operations by $11 million that should have been recorded in the first quarter of fiscal 2014. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments.

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

During periods subsequent to December 27, 2013, the Company recorded out of period adjustments with a net pre-tax impact to income from continuing operations of $3 million, primarily in NPS, subsequent to December 27, 2013 that should have been recorded in the first nine months of fiscal 2014. Had such adjustments been recorded in the appropriate period, income from continuing operations before taxes for the first nine months of fiscal 2014 would have been higher by $3 million.

The impact of out of period adjustments recorded during fiscal 2014, and the first nine months of fiscal 2015, on select line items of the unaudited Consolidated Condensed Statements of Operations for the quarter and first nine months ended December 27, 2013, using the rollover method, is shown below:

	Quarter Ended December 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,228	$(5)	$3,223
Costs of services (excludes depreciation and amortization and restructuring costs)	2,261	8	2,269
Selling, general and administrative	318	(1)	317
Depreciation and amortization	251	—	251
Restructuring costs	11	—	11
Interest expense	38	—	38
Interest income	(4)	—	(4)
Other (income) expense	(5)	—	(5)
Income from continuing operations before taxes	358	(12)	346
Taxes on income	77	(4)	73
Income from continuing operations	281	(8)	273
Income from discontinued operations, net of taxes	(5)	(3)	(8)
Net income attributable to CSC common stockholders	271	(11)	260
EPS – Diluted
Continuing operations	$1.84	$(0.05)	$1.79
Discontinued operations	(0.03)	(0.02)	(0.05)
Total	$1.81	$(0.07)	$1.74

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended December 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$9,669	$17	$9,686
Costs of services (excludes depreciation and amortization and restructuring costs)	7,015	16	7,031
Selling, general and administrative	920	—	920
Depreciation and amortization	753	(1)	752
Restructuring costs	33	2	35
Interest expense	112	—	112
Other (income) expense	16	—	16
Income from continuing operations before taxes	831	—	831
Taxes on income	227	(24)	203
Income from continuing operations	604	24	628
Income from discontinued operations, net of taxes	91	—	91
Net income attributable to CSC common stockholders	677	24	701
EPS – Diluted
Continuing operations	$3.88	$0.16	$4.04
Discontinued operations	0.60	—	0.60
Total	$4.48	$0.16	$4.64

For the nine months ended December 27, 2013, the out of period impact on the unaudited Consolidated Condensed Balance Sheet of the adjustments included in income from continuing operations before taxes under the roll-over method is shown below:

(Amounts in million)	Increase/Decrease	December 27, 2013
Receivable, net of allowance for doubtful accounts	Decrease	$6
Prepaid expenses and other current assets	Increase	1
Property and Equipment	Decrease	1
Other assets	Increase	1
Accrued payroll and related costs	Decrease	9
Accrued expenses and other current liabilities	Decrease	18
Deferred revenue and advance contract payments	Increase	22

The Company determined that the impact of the consolidated out of period adjustments recorded in the third quarter of fiscal 2014 was immaterial to the consolidated results, financial position and cash flows for the third quarter of fiscal 2014 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 6 - Earnings (Loss) Per Share

Basic earnings (loss) per common share (EPS) and diluted EPS are calculated as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions, except per-share amounts)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013

Net (loss) income attributable to CSC common stockholders
From continuing operations	$(314)	$276	$12	$586
From discontinued operations	—	(5)	(29)	91
	$(314)	$271	$(17)	$677
Common share information:
Weighted average common shares outstanding for basic EPS	140.637	146.735	143.141	148.212
Dilutive effect of stock options and equity awards	—	2.627	3.182	2.912
Shares for diluted earnings (loss) per share	140.637	149.362	146.323	151.124

Earnings (loss) per share – basic and diluted:
Basic EPS:
Continuing operations	$(2.23)	$1.88	$0.08	$3.96
Discontinued operations	—	(0.03)	(0.20)	0.61
Total	$(2.23)	$1.85	$(0.12)	$4.57

Diluted EPS:
Continuing operations	$(2.23)	$1.84	$0.08	$3.88
Discontinued operations	—	(0.03)	(0.20)	0.60
Total	$(2.23)	$1.81	$(0.12)	$4.48

The computation of diluted earnings (loss) per share, for the quarter ended January 2, 2015, excluded 5,934,192 stock options and 2,019,663 restricted stock units (RSUs), whose effect, if included, would have been anti-dilutive due to the Company's net loss.

In addition, stock options and RSUs whose impact would have been anti-dilutive, were excluded from the diluted earnings (loss) per share computation. The number of shares related to such stock options was 1,218,655 and 1,074,109 for the quarter and nine months ended January 2, 2015, respectively, and 4,765,896 and 4,843,346 for the quarter and nine months ended December 27, 2013, respectively. The number of shares related to such RSUs was 1,666,952 and 101,058 for the quarter and nine months ended January 2, 2015, respectively, and 535,373 and 139,548 for the quarter and nine months ended December 27, 2013, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 7 - Fair Value

Fair value measurements on a recurring basis

The following tables present the Company’s assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis as of January 2, 2015 and March 28, 2014:

	As of January 2, 2015
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$289	$289	$—	$—
Time deposits	551	551	—	—
Derivative instruments	13	—	13	—
Total assets	$853	$840	$13	$—

Liabilities:
Derivative instruments	$12	$—	$12	$—
Total liabilities	$12	$—	$12	$—

	As of March 28, 2014
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$717	$717	$—	$—
Time deposits	693	693	—	—
Derivative instruments	5	—	5	—
Total assets	$1,415	$1,410	$5	$—

Liabilities:
Derivative instruments	$4	$—	$4	$—
Total liabilities	$4	$—	$4	$—

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

Derivative instruments include foreign currency forward and option contracts, interest rate swap contracts and total return swaps (see Note 8). The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the month-end foreign currency exchange rates and forward points. The fair value of currency options is estimated based on valuation models that use the original strike price, movement and volatility in foreign currency exchange rates, and length of time to expiration as inputs. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as inputs. Total return swaps are settled on the last day of every fiscal month. The inputs used to estimate the fair value of the Company's derivative instruments are classified as Level 2.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, intangible assets, and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the quarters and nine months ended January 2, 2015 and December 27, 2013.

Financial instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases was $1,937 million and $1,874 million, and the estimated fair value was $2,076 million and $2,057 million, as of January 2, 2015 and March 28, 2014, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

The Company is subject to counterparty risk in connection with its derivative instruments (see Note 8). With respect to its foreign currency derivatives, as of January 2, 2015 there were four counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is less than $1 million. With respect to its interest rate swaps, there were three counterparties with concentration of risk and the maximum amount of loss that the Company could incur was $16 million as of January 2, 2015.

The primary financial instruments other than derivatives (see Note 8) that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies, the U.S. federal governmental and other governmental bodies and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivable and records provisions for doubtful accounts as needed.

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of January 2, 2015, the Company had $16 million of accounts receivable, $11 million of related allowance for doubtful accounts, $1 million of other assets, and $4 million of accounts payable with customers involved in bankruptcy proceedings.

Note 8 - Derivative Instruments

The Company is exposed to certain market risks, including the effect of changes in interest rates and foreign currency exchange rates, and the value of notional investments underlying the Company's non-qualified deferred compensation plan. Changes in benchmark interest rates can impact the fair value of the Company's term notes, whereas changes in foreign currency exchange rates can impact the Company's foreign currency denominated monetary assets and liabilities and forecasted transactions in foreign currency. Market volatility of the notional investments underlying the Company's non-qualified deferred compensation plan can impact the Company's obligations under the plan. The Company uses derivative instruments to mitigate the impact of these market risks and not for trading or any speculative purpose.

The Company designates certain derivative instruments as hedges, for purposes of hedge accounting. For such derivative instruments, the Company documents its risk management objectives and strategy for undertaking hedging transactions, as well as all relationships between hedging and hedged risks. The derivative instruments designated for hedge accounting consist mainly of interest rate swaps and foreign currency forward contracts. Changes in the fair value measurements of the cash flow hedge derivative instruments are reflected as adjustments to other comprehensive income (OCI), while changes in fair value measurements of interest rate swaps are recorded in current period earnings.

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

All cash flows associated with the Company's derivative instruments are classified as operating activities in the unaudited Consolidated Condensed Statement of Cash Flows.

The following table presents the fair values of derivative instruments included on the unaudited Consolidated Condensed Balance Sheets as of January 2, 2015 and March 28, 2014:

	Derivative Assets			Derivative Liabilities
(Amounts in millions)	Balance sheet line item	As of January 2, 2015	As of March 28, 2014	Balance sheet line item	As of January 2, 2015	As of March 28, 2014

Derivatives designated for hedge accounting:
Interest rate	Other assets	$13	$3	Other long-term liabilities	$—	$—
Foreign Currency forward contracts	Prepaid expense and other current assets	—	—	Accrued expenses and other current liabilities	8	—
Total fair value of derivatives designated for hedge accounting		$13	$3		$8	$—

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Prepaid expense and other current assets	$—	$2	Accrued expenses and other current liabilities	$4	$4
Total fair value of derivatives not designated for hedge accounting		$—	$2		$4	$4

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

The following table presents the pre-tax gains (losses) related to the fair value hedges and the related hedged items for the quarters ended January 2, 2015 and December 27, 2013, respectively:

	Derivative Instrument			Hedged Item
(Amounts in millions)	Statement of Operations line item	Gain (Loss) for the Quarter Ended		Balance Sheet line item	Gain (Loss) for the Quarter Ended
		January 2, 2015	December 27, 2013		January 2, 2015	December 27, 2013
Interest rate swaps	Other Income (Expense)	$6	$(6)	Debt	$(6)	$6

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following table presents the pre-tax gains (losses) related to the fair value hedges and the related hedged items, for the nine months ended January 2, 2015 and December 27, 2013, respectively:

	Derivative Instrument			Hedged Item
(Amounts in millions)	Statement of Operations line item	Gain (Loss) for the Nine Months Ended		Balance Sheet line item	Gain (Loss) for the Nine Months Ended
		January 2, 2015	December 27, 2013		January 2, 2015	December 27, 2013
Interest rate swaps	Other Income (Expense)	$10	$—	Debt	$(10)	$—

Cash flow hedges

During the first quarter of fiscal 2015, the Company designated certain foreign currency forward contracts as cash flow hedges, to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted transactions for a nine-month period through March 2015. As of January 2, 2015, the notional amount of foreign currency forward contracts designated as cash flow hedges was $339 million, and the related forecasted transactions extend through September 2016.

For the quarter ended January 2, 2015, the Company performed an assessment at the inception of the cash flow hedge transactions that determined all critical terms of the hedging instruments and hedged items match; therefore there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated OCI and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the quarter ended January 2, 2015, the Company did not discontinue any cash flow hedge for which it was probable that the hedged transaction would not occur. As of January 2, 2015, $4 million of the existing amount of losses related to the cash flow hedge reported in accumulated OCI are expected to be reclassified into earnings within the next 12 months.

The following table presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in accumulated OCI, for the quarters ended January 2, 2015 and December 27, 2013, respectively:

(Amounts in millions)	Gain (Loss) recognized in Accumulated OCI (effective portion) for the Quarter Ended		Gain (Loss) reclassified into cost of services from Accumulated OCI (effective portion) for the Quarter Ended		Gain (loss) recognized in Other Income (Expense) (ineffective portion) for the Quarter Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Foreign currency forward and option contracts	$(2)	$—	$—	$—	$—	$—

The following table presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in accumulated OCI, for the nine months ended January 2, 2015 and December 27, 2013, respectively:

(Amounts in millions)	Gain (Loss) recognized in Accumulated OCI (effective portion) for the Nine Months Ended		Gain (Loss) reclassified into cost of services from Accumulated OCI (effective portion) for the Nine Months Ended		Gain (loss) recognized in Other Income (Expense) (ineffective portion) for the Nine Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Foreign currency forward and option contracts	$(8)	$—	$—	$—	$—	$—

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

Foreign currency derivatives

The Company manages exposure to fluctuations in foreign currencies by using short-term foreign currency forward and option contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the unaudited Consolidated Statement of Operations. The notional amount of the foreign currency forward contracts outstanding as of January 2, 2015 and March 28, 2014 was $512 million and $816 million, respectively. The notional amount of option contracts outstanding as of January 2, 2015 and March 28, 2014 was $0 and $81 million, respectively.

The following table presents the pretax amounts affecting income related to derivatives not designated for hedge accounting for the quarters ended January 2, 2015 and December 27, 2013, respectively:

		Quarter Ended		Nine Months Ended
(Amounts in millions)	Statement of Operations line item	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Total return swaps	Cost of services and Selling, general & administrative expenses	$3	$—	$7	$—
Foreign currency forwards and options	Other Income (Expense)	—	2	(5)	(14)
Total		$3	$2	$2	$(14)

Other risks

As discussed further in Note 7, the Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However for financial reporting purposes it is the Company’s policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties. As of January 2, 2015 and March 28, 2014, there were no amounts that the Company elected to not offset. The Company's derivative contracts do not require it to hold or post collateral.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 9 - Debt

The following is a summary of the Company's debt as of January 2, 2015 and March 28, 2014:

(Amounts in millions)	January 2, 2015	March 28, 2014
4.45% term notes, due September 2022	$445	$434
6.50% term notes, due March 2018	917	917
2.50% term notes, due September 2015	350	350
Note payable, due January 2016	389	413
Mandatorily redeemable preferred stock outstanding	61	61
Note payable of consolidated subsidiary	68	68
Capitalized lease liabilities	378	511
Borrowings for assets acquired under long-term financing	112	98
Other borrowings	4	36
Total debt	2,724	2,888
Less: short term debt and current maturities of long term debt	554	681
Total long-term debt	$2,170	$2,207

During the second quarter of fiscal 2015, CSC modified its existing $2.5 billion credit facility agreement by extending the maturity date from January 15, 2019 to January 15, 2020. There were no borrowings outstanding against the $2.5 billion credit facility as of January 2, 2015 and March 28, 2014. The Company also extended the maturity date of its £250 million or $389 million (at January 2, 2015 exchange rate) note payable from December 2014 to January 19, 2016, effective December 19, 2014.

The increase in balance of the 4.45% term notes reflects the year-to-date change in fair value of the interest rate swaps (see Note 8).

The Company was in compliance with all financial covenants associated with its credit facility agreement and note payable as of January 2, 2015 and March 28, 2014.

During the first quarter of fiscal 2015, CSC Asset Funding I LLC, which is a special purpose subsidiary of CSC Finance Co. LLC (CSC Finco) which is a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution which provides for a $250 million committed Lease Credit Facility (Leasing Facility) to finance CSC Finco's capital expenditures for IT equipment and associated software in support of IT services provided to the Company's customers. The drawdown availability period for the Leasing Facility is eighteen months, and once drawn, converts into individual term notes of variable terms up to sixty months therefrom, depending on the nature of the underlying equipment being financed. There were no borrowings against the Lease Credit Facility as of January 2, 2015. CSC Finco was in compliance with all financial covenants associated with the leasing facility at January 2, 2015.

Note 10 - Pension and Other Post-Retirement Benefit Plans

The Company and its subsidiaries sponsor a number of pension and other post-retirement benefit plans. During the first quarter of fiscal 2015, the Company changed its accounting policies related to its defined benefit pension and other post-retirement benefit plans (see Note 2).

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The net periodic pension cost (benefit) for U.S. and non-U.S. pension plans included the following components:

	Quarter Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Service cost	$1	$1	$5	$6
Interest cost	38	37	29	32
Expected return on assets	(61)	(52)	(44)	(42)
Amortization of transition obligation	—	—	—	1
Amortization of prior service (credit) cost	—	—	(2)	—
Recognition of actuarial losses (gains)	374	—	26	(114)
Contractual termination benefits	—	—	(1)	—
Settlement loss	56	—	3	—
Net periodic pension cost (benefit)	$408	$(14)	$16	$(117)

	Nine Months Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Service cost	$3	$4	$17	$19
Interest cost	114	112	90	94
Expected return on assets	(182)	(162)	(138)	(121)
Amortization of transition obligation	—	—	1	1
Amortization of prior service cost (credit)	—	2	(8)	(2)
Recognition of actuarial losses (gains)	375	—	26	(114)
Contractual termination benefits	—	—	(8)	3
Settlement loss (income)	58	(28)	3	—
Net periodic pension cost (benefit)	$368	$(72)	$(17)	$(120)

The net periodic pension cost, both for the third quarter and the first nine months of fiscal 2015, was primarily due to the recognition of actuarial and settlement losses arising from the interim remeasurement of certain defined benefit U.S. and Swiss pension plans.

During the third quarter of fiscal 2015, the Company offered lump sum settlements to the vested participants of certain of its U.S. defined benefit pension plans, who were no longer with the Company. The lump-sum settlement required interim remeasurement of the plans' assets and liabilities, as of the end of the third quarter of fiscal 2015, which resulted in a net loss of $430 million, comprising actuarial losses of $374 million and a settlement loss of $56 million. The actuarial and settlement losses were primarily a result of the adoption of the new mortality tables issued by the Society of Actuaries in October 2014. The economic benefit realized due to the lump sum payments was $98 million which is included in the net loss of $430 million.

The lump sum settlement resulted in reduction of the aggregate pension benefit obligation (PBO) of these U.S. defined benefit plans by $583 million, whereas the interim remeasurement resulted in an increase in PBO of $474 million. A weighted average discount rate of 4.13% was used to remeasure the plans; a decrease from 4.58% used in the prior fiscal year. The average funded status of the impacted U.S. pension plans, after remeasurement, was 87%. The weighted-average expected long-term rate of return on plan assets, after remeasurement, is 7.60% which is consistent with the rate used at the beginning of the fiscal year 2015.

During the third quarter, a defined benefit pension plan in Switzerland was subject to interim remeasurement due to the significant amount of settlement payments from the plan. The interim remeasurement of the plan assets and liabilities

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

resulted in an aggregate charge of $29 million, comprising actuarial losses of $26 million and a settlement loss of $3 million. A discount rate of 1.20% was used to remeasure the plans; a decrease from 2.10% in the prior fiscal year. As a result of the remeasurement, the plan's PBO decreased by $38 million and the funded status was 78%. The weighted-average expected long-term rate of return on plan assets, after remeasurement, is 3.60%, which is consistent with the rate used at the beginning of fiscal 2015.

During the first quarter of fiscal 2015, a curtailment loss of $2 million was recorded. This curtailment charge was associated with one of the U.S. pension plans and resulted from amortization of the prior service cost. The plan was remeasured on April 30, 2014 using a discount rate of 4.14%, a decrease from 4.23% at the prior fiscal year end, which resulted in an increase to the fair value of actuarial PBO of $1 million, increasing the plan’s unfunded obligations.

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

On December 20, 2013, two U.K. pension plans were remeasured due to a plan amendment arising from a change in index used to determine the level of pension increases, from the Retail Prices Index (RPI) to the Consumer Price Index (CPI). A weighted average discount rate of 4.65% was used to remeasure the plans; an increase from 4.31% in the prior fiscal year. The remeasurement resulted in recognition of actuarial gains of $114 million during the third quarter of fiscal 2014, and reduction of PBO decreased by $443 million.

The Company contributed $14 million and $60 million to the defined benefit pension plans during the third quarter and nine months ended January 2, 2015, respectively. The Company expects to contribute an additional $18 million during the remainder of fiscal 2015. Additional contributions may be required to meet funding levels or ongoing service costs of unfunded plans as required by Section 430 of the United States Internal Revenue Code, as amended (the Code) and the Pension Protection Act of 2006, or by local regulations. In the case of the U.S. defined benefit pension plans, the Company currently expects no additional contributions during remainder of fiscal 2015.

The components of net periodic benefit cost for other post-retirement benefit plans, reported on a global basis, included the following:

	Quarter Ended
(Amounts in millions)	January 2, 2015	December 27, 2013
Service cost	$—	$1
Interest cost	2	2
Expected return on assets	(2)	(2)
Amortization of prior service (credit) costs	(7)	—
Recognition of actuarial losses	1	—
Net provision for post-retirement benefits	$(6)	$1

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013
Service cost	$2	$3
Interest cost	6	7
Expected return on assets	(5)	(4)
Amortization of prior service (credit)	(8)	(2)
Recognition of actuarial losses	1	—
Settlement (gain)	—	(8)
Net provision for post-retirement benefits	$(4)	$(4)

On October 6, 2014, the Company amended its U.S. retiree medical health plans to provide coverage to eligible Medicare retirees through a private insurance marketplace. The insurance marketplace will allow retirees to choose the health insurance terms, cost and coverage that best fit their needs, while CSC will continue to provide financial support to the Medicare eligible participants in the form of a tax free contribution to a health reimbursement account. These amendments resulted in interim remeasurement of the retiree medical plans, which resulted in an actuarial loss of $1 million. A weighted average discount rate of 4.01% was used to remeasure the plans; a decrease from 4.32% in the prior fiscal year. As a result of the remeasurement, the benefit obligations decreased and the prior service credit increased by $99 million each. Subsequent to the remeasurement, the average funded status was 74%. The weighted-average expected long-term rate of return on plan assets is 7.50% as of October 6, 2014, after remeasurement, which is consistent with the rate at the beginning of the year, March 29, 2014.

The Company contributed $0 million and $3 million to the other post-retirement benefit plans during the quarter and nine months ended January 2, 2015, respectively. The Company does not expect to contribute any incremental amounts during the remainder of fiscal 2015.

Note 11 - Income Taxes

The Company's effective tax rate on income from continuing operations (ETR) was 25.1% and 43.9% for the quarter and nine months ended January 2, 2015, respectively, and 21.5% and 27.3% for the quarter and nine months ended December 27, 2013, respectively. The following are the primary drivers of the ETR for the nine months ended January 2, 2015 and December 27, 2013. For the tax impact of discontinued operations, see Note 4.

•
During the third quarter and nine months ended January 2, 2015, the ETR was impacted by a $462 million mark-to-market accounting loss related to CSC pension plans which was partially offset by a penalty of $190 million recorded as part of a settlement with the Securities and Exchange Commission. The impact of the pension mark-to-market and SEC penalty adjustments decreased the ETR by 2.9% for the third quarter and increased the ETR by 16.7% for the nine months ended January 2, 2015.

•	During the third quarter and nine months ended January 2, 2015, the ETR decreased due to the global mix of income.

•
During the third quarter and nine months ended January 2, 2015, the Company recorded $11 million and $15 million of income tax benefits, respectively, related to the reversal of certain state uncertain tax positions for which the statute of limitations has expired, which decreased the ETR by 2.7% and 36.5%, respectively.

•
During the third quarter and nine months ended December 27, 2013, the Company recorded an income tax benefit of approximately $6 million relating to the settlement of audits for certain of its Non-U.S. jurisdictions, which reduced the ETR by 1.7% and 0.7%, respectively.

•
During the third quarter and nine months ended December 27, 2013, the Company recorded a mark-to-market accounting gain of $114 million related to CSC pension plans in certain Non-U.S. jurisdictions with valuation allowances established on their deferred tax assets, which decreased the ETR by 10.0% and 4.3%, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against certain deferred tax assets due to uncertainties related to the ability to utilize these assets. The valuation allowance is based on historical earnings, estimates of taxable income by jurisdiction and the period over which the deferred tax assets will be recoverable. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. As of January 2, 2015, total valuation allowances included approximately $360 million related to deferred tax assets, including tax loss carryforwards, in the United Kingdom. In evaluating positive and negative evidence through the end of the third quarter, including three-year cumulative historical losses on a US GAAP basis, management has concluded that such valuation allowances continue to be appropriate. Based on recent earnings in this jurisdiction and an expectation that the business may be able to demonstrate a pattern of sustained profitability by the end of the fourth quarter, management believes there is a reasonable possibility that, by the end of fiscal 2015, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance related to the United Kingdom will no longer be needed. As such, the Company may release a portion of its valuation allowance against its deferred taxes, which would result in the recognition of certain deferred tax assets and an income tax benefit for the period in which such release is recorded.

There were no material changes to uncertain tax positions as of the third quarter of fiscal 2015 compared to the fiscal 2014 year-end, except for $16 million of state uncertain tax positions for which the statute of limitations has expired.

The Internal Revenue Service (IRS) examined several issues for the fiscal years 2008 through 2010 that resulted in audit adjustments to the Company's federal income tax returns. The Company does not agree with many of the proposed adjustments and has filed an Appeals brief. As a result, the Company expects to reach a resolution no earlier than fiscal year 2016. The significant items subject to appeal primarily relate to foreign exchange losses and other U.S. international tax issues. In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in the liability for uncertain tax positions of up to $15 million, excluding interest, penalties, and tax carryforwards.

Note 12 - Stock Incentive Plans

For the quarters and nine months ended January 2, 2015 and December 27, 2013, the Company recognized stock-based compensation expense as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Cost of services	$5	$7	14	$20
Selling, general and administrative	14	13	40	33
Total	$19	$20	$54	$53
Total, net of tax	$12	$13	$35	$34

Stock-based compensation for the first nine months of fiscal 2015 increased $1 million when compared to the same period of the prior year. The increase was due to $10 million of higher expense associated with the restricted stock units (RSUs) granted to the employees of ServiceMesh, which was acquired in the third quarter of fiscal 2014, and $11 million due to the fiscal 2015 option and RSU grants, impacted by the Company's higher stock price. These increases in expense were offset by $20 million of lower expense due to adjustments for forfeitures related to terminating employees.

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant-date fair values of stock options granted during the nine months ended January 2, 2015 and December 27, 2013 were $18.32 and $16.35 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted-average assumptions:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended
	January 2, 2015	December 27, 2013
Risk-free interest rate	2.07%	1.97%
Expected volatility	33%	34%
Expected term (in years)	6.22	6.23
Dividend yield	1.50%	1.52%

For the nine months ended January 2, 2015 and December 27, 2013, the tax benefit realized from stock option exercises and RSU settlements was $41 million and $16 million, respectively, and the excess tax benefit was $15 million and $5 million, respectively.

Employee Incentives

The Company currently has two active stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs. As of January 2, 2015, 15,655,847 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

	As of January 2, 2015
	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of March 28, 2014	9,829,611	$43.30	5.73	$167
Granted	1,331,361	60.88
Exercised	(3,507,145)	44.81		62
Canceled/Forfeited	(808,695)	41.39
Expired	(54,969)	45.31
Outstanding as of January 2, 2015	6,790,163	46.18	5.92	116
Vested and expected to vest in the future as of January 2, 2015	6,622,324	45.92	5.84	115
Exercisable as of January 2, 2015	4,134,127	44.48	4.15	78

The total intrinsic value of options exercised during the nine months ended January 2, 2015 and December 27, 2013 was $62 million and $27 million, respectively. The cash received from stock options exercised during the nine months ended January 2, 2015 and December 27, 2013 was $151 million and $112 million, respectively.

As of January 2, 2015, there was $34 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 1.85 years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Restricted Stock Units

Information concerning RSUs granted under stock incentive plans is as follows:

	As of January 2, 2015
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 28, 2014	3,187,741	$41.34
Granted	982,278	60.79
Released/Issued	(771,119)	41.76
Canceled/Forfeited	(604,159)	41.51
Outstanding as of January 2, 2015	2,794,741	48.02

As of January 2, 2015, there was $98 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.00 years.

Non-employee Director Incentives

The Company has two stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of January 2, 2015, 175,300 shares of CSC common stock remained available for grant to non-employee directors as RSUs or other stock-based incentives.

Generally, RSU awards to non-employee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to non-employee directors is as follows:

	As of January 2, 2015
	Number of Shares	Weighted Average Fair Value per share
Outstanding as of March 28, 2014	184,146	$42.07
Granted	22,100	59.63
Released/Issued	(62,260)	44.10
Canceled/Forfeited	—	—
Outstanding as of January 2, 2015	143,986	43.88

Note 13 - Stockholder's Equity

Stock Repurchase Program

In May 2014, the Company’s Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock, after completion of the prior $1 billion share repurchase program. CSC has been implementing these programs through purchases in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume, and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. No end date was established for the current repurchase program.

The shares repurchased under the approved plan are retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings.

During the third quarter and first nine months of fiscal 2015, 150,000 and 7,205,050 shares were purchased, respectively, through open market purchases for an aggregate consideration of $9 million and $437 million, respectively, at a weighted average price of $59.09 and $60.60 per share, respectively. The Company also paid $6 million during the first quarter of fiscal 2015 for shares purchased during the fourth quarter of fiscal 2014 that had not yet settled in cash by March 28, 2014.

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

During the third quarter of fiscal 2015, after completion of the pricing period, the financial institution returned $50 million to the Company and delivered 31,830 additional shares. As a result, the Company has repurchased under the ASR, 1,290,481 shares for a net consideration of $75 million, at an average price of $58.12 per share.

During the third quarter and first nine months ending December 27, 2013, the Company repurchased 2,405,895 and 7,279,117 shares through open market purchases for an aggregate consideration of $125 million and $354 million, respectively, at a weighted average price of $51.96 and $48.58 per share, respectively. The approximate amount for which shares may yet be purchased under the share repurchase program at January 2, 2015 is $1.1 billion.

Accumulated Other Comprehensive Income (Loss)

The following tables show the activity in the components of other comprehensive income (loss), including the respective tax effects, and reclassification adjustments for the quarter and nine months ended January 2, 2015 and December 27, 2013, respectively:

For the quarter ended January 2, 2015 (Amounts in millions)	Before Tax Income (Loss)	Tax Expense	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(90)	$—	$(90)
Loss on foreign currency forward contracts	(2)	—	(2)
Pension and other post-retirement benefit plans:
Prior service credit arising during the year	97	(39)	58
Amortization of prior service costs	(9)	3	(6)
Total pension and other post-retirement benefit plans	88	(36)	52
Total other comprehensive loss	$(4)	$(36)	$(40)

For the quarter ended December 27, 2013 (Amounts in millions)	Before Tax Income (Loss)	Tax Expense	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(9)	$—	$(9)
Pension and other post-retirement benefit plans:
Prior service credit	260	—	260
Amortization of transition obligation	1	—	1
Amortization of prior service cost	(1)	—	(1)
Total pension and other post-retirement benefit plans	260	—	260
Total other comprehensive income	$251	$—	$251

For the nine months ended January 2, 2015 (Amounts in millions)	Before Tax Income (Loss)	Tax Expense	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(188)	$(1)	$(189)
Loss on foreign currency forward and option contracts	(8)	—	(8)
Pension and other post-retirement benefit plans:
Prior service credit arising during the year	97	(39)	58
Amortization of transition obligation	1	—	1
Amortization of prior service costs	(14)	3	(11)
Total pension and other post-retirement benefit plans	84	(36)	48
Total other comprehensive loss	$(112)	$(37)	$(149)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the nine months ended December 27, 2013 (Amounts in millions)	Before Tax Income (Loss)	Tax Expense	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(91)	$(2)	$(93)
Pension and other post-retirement benefit plans:
Net actuarial gain	2	—	2
Prior service credit	260	—	260
Amortization of transition obligation	1	—	1
Amortization of prior service cost	(2)	—	(2)
Foreign currency exchange rate changes	(1)	—	(1)
Total pension and other post-retirement benefit plans	260	—	260
Total other comprehensive income	$169	$(2)	$167

The following tables show the changes in accumulated other comprehensive income (loss), for the nine months ended January 2, 2015 and December 27, 2013, respectively:

(Amounts in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 28, 2014	$(6)	$—	$285	$279
Current-period other comprehensive (loss) income, net of taxes	(189)	(8)	58	(139)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	1	1
Balance at January 2, 2015	$(195)	$(8)	$344	$141

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 29, 2013	$74	$34	$108
Current-period other comprehensive (loss) income, net of taxes	(93)	261	168
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	(10)	(10)
Balance at December 27, 2013	$(19)	$285	$266

Note 14 - Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013
Interest	$88	$87
Taxes on income, net of refunds	122	95

Non-cash investing activities include the following:

	Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013
Capital expenditures in accounts payable and accrued expenses	$42	$48
Capital expenditures through capital lease obligations	10	96
Assets acquired under long-term financing	74	5

Non-cash investing activities for the nine months ended December 27, 2013 also included contingent consideration of $137 million for the Company's acquisition of ServiceMesh (see Note 4). Non-cash financing activities for the quarters ended January 2, 2015 and December 27, 2013 included common share dividends declared but not yet paid of $32 million and $29 million, respectively.

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

•
North American Public Sector (NPS) – NPS delivers IT, mission, and operations-related services to the Department of Defense and civil agencies of the U.S. federal government, as well as other foreign, state and local government agencies. Commensurate with the Company's strategy of leading the next generation of IT services, NPS is

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

leveraging our commercial best practices and next-generation offerings to bring more cost-effective IT solutions to government agencies which are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for NPS offerings are driven by evolving government priorities such as: 1) migration to next-generation IT solutions, which includes hybrid cloud infrastructure, application modernization and orchestration, 2) mission intelligence driven by big data solutions, 3) health IT and informatics, and 4) cyber security.

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

The following table summarizes operating results by reportable segment:

(Amounts in millions)	GBS	GIS	NPS	Corporate	Eliminations	Total

Quarter ended January 2, 2015
Revenues	$965	$984	$998	$—	$—	$2,947
Operating income (loss)	128	72	145	(13)	—	332
Depreciation and amortization	37	163	33	5	—	238

Quarter ended December 27, 2013
Revenues	$1,093	$1,145	$990	$—	$—	$3,228
Operating income (loss)	140	91	122	(15)	—	338
Depreciation and amortization	34	177	36	4	—	251

(Amounts in millions)	GBS	GIS	NPS	Corporate	Eliminations	Total

Nine months ended January 2, 2015
Revenues	$3,056	$3,151	$3,057	$—	$—	$9,264
Operating income (loss)	366	211	456	(48)	—	985
Depreciation and amortization	116	529	104	13	—	762

Nine months ended December 27, 2013
Revenues	$3,169	$3,405	$3,095	$—	$—	$9,669
Operating income (loss)	373	290	412	(44)	—	1,031
Depreciation and amortization	112	520	110	11	—	753

Operating income (loss) provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation. As mentioned in Note 2, in conjunction with the change in its pension accounting policies, the net actuarial gains and losses component of the net periodic pension benefit/cost are excluded from the Company’s definition of operating income and not allocated to the reportable segments, but instead recorded at the corporate level. All of the other elements of net periodic pension benefit/cost continue to be included within operating income of the Company’s reportable segments. The Company has applied the change in the allocation approach retrospectively, adjusting all prior periods.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Operating income (1)	$332	$338	$985	$1,031
Corporate G&A	(59)	(65)	(182)	(197)
Pension & OPEB actuarial & settlement (losses) gains	(462)	114	(463)	114
SEC settlement related charges (2)	(195)	—	(195)	—
Interest expense	(37)	(38)	(112)	(112)
Interest income	4	4	14	11
Other income (expense), net	(1)	5	(6)	(16)
(Loss) income from continuing operations before taxes	$(418)	$358	$41	$831

(1) The impact of the change in pension accounting policy was an increase in operating income of $208 million and $251 million for the third quarter and first nine months of fiscal 2015, respectively, and an increase in operating income of $22 million and $68 million for the third quarter and first nine months of fiscal 2014, respectively.
(2) This item relates to the SEC investigation settlement (see Note 5).

During the third quarter and the first nine months of fiscal 2015 and fiscal 2014, the Company recorded certain pre-tax out of period adjustments which should have been recorded in prior fiscal periods (see Note 5). The following tables summarize the effect of the pre-tax out of period adjustments on the GBS, GIS, and NPS segment results for the quarters and nine months ended January 2, 2015 and December 27, 2013, as if the adjustments had been recorded in the appropriate period:

	GBS
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted
Quarter ended January 2, 2015
Revenues	$965	$(1)	$964
Operating income	128	(4)	124
Depreciation and amortization	37	—	37

Quarter ended December 27, 2013
Revenues	$1,093	$(6)	$1,087
Operating income	140	(7)	133
Depreciation and amortization	34	—	34

	GBS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Nine months ended January 2, 2015
Revenues	$3,056	$3	$3,059
Operating income	366	5	371
Depreciation and amortization	116	(1)	115

Nine months ended December 27, 2013
Revenues	$3,169	$24	$3,193
Operating income	373	22	395
Depreciation and amortization	112	1	113

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	GIS
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted
Quarter ended January 2, 2015
Revenues	$984	$—	$984
Operating income	72	—	72
Depreciation and amortization	163	—	163

Quarter ended December 27, 2013
Revenues	$1,145	$(2)	$1,143
Operating income	91	(6)	85
Depreciation and amortization	177	—	177

	GIS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Nine months ended January 2, 2015
Revenues	$3,151	$2	$3,153
Operating income	211	3	214
Depreciation and amortization	529	—	529

Nine months ended December 27, 2013
Revenues	$3,405	$(2)	$3,403
Operating income	290	(5)	285
Depreciation and amortization	520	(1)	519

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	As Adjusted
Quarter ended January 2, 2015
Revenues	$998	$—	$998
Operating income	145	—	145
Depreciation and amortization	33	—	33

Quarter ended December 27, 2013
Revenues	$990	$2	$992
Operating income	122	1	123
Depreciation and amortization	36	—	36

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
Nine months ended January 2, 2015
Revenues	$3,057	$5	$3,062
Operating income	456	(5)	451
Depreciation and amortization	104	—	104

Nine months ended December 27, 2013
Revenues	$3,095	$(5)	$3,090
Operating income	412	—	412
Depreciation and amortization	110	—	110

Note 16 - Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended January 2, 2015:

(Amounts in millions)	GBS	GIS	NPS	Total
Goodwill, gross	$1,370	$2,273	$788	$4,431
Accumulated impairment losses	(690)	(2,074)	—	(2,764)
Balance as of March 28, 2014, net	680	199	788	1,667

Additions	—	—	31	31
Deductions	(2)	—	—	(2)
Foreign currency translation	(27)	—	—	(27)

Goodwill, gross	1,341	2,273	819	4,433
Accumulated impairment losses	(690)	(2,074)	—	(2,764)
Balance as of January 2, 2015, net	$651	$199	$819	$1,669

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

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the Company’s annual goodwill impairment assessment as of July 5, 2014, the Company first assessed qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude that it was more likely than not that the fair value of any of its reporting units was below their carrying amounts. The Company determined that, based on its qualitative assessment of such factors for all reporting units, no reporting units met the more-likely-than-not threshold; accordingly, the Company did not perform further analysis.

At the end of the third quarter of fiscal 2015, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require performing Step 1 of the traditional two-step goodwill impairment test. The Company determined that there were no such indicators and, as a result, it was unnecessary to perform an interim impairment test as of January 2, 2015.

Other Intangible Assets

A summary of amortizing intangible assets is as follows:

	As of January 2, 2015
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,333	$1,003	$330
Software	2,457	1,681	776
Customer and other intangible assets	478	323	155
Total intangible assets	$4,268	$3,007	$1,261

	As of March 28, 2014
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,465	$1,038	$427
Software	2,330	1,680	650
Customer and other intangible assets	588	315	273
Total intangible assets	$4,383	$3,033	$1,350

Amortization related to intangible assets was $103 million and $97 million for the quarters ended January 2, 2015 and December 27, 2013, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $8 million and $9 million and for amortization of contract related intangible assets of $2 million and $2 million, respectively. Amortization expense related to capitalized software was $53 million and $44 million for the quarters ended January 2, 2015 and December 27, 2013, respectively.

Amortization related to intangible assets was $325 million and $289 million for the nine months ended January 2, 2015, and December 27, 2013, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $25 million and $26 million and for amortization of contract related intangible assets of $7 million and $8 million, respectively. Amortization expense related to capitalized software was $163 million and $134 million for the nine months ended January 2, 2015 and December 27, 2013, respectively.

Estimated amortization expense related to intangible assets as of January 2, 2015, for the remainder of fiscal 2015 is $112 million, and for each of the fiscal years 2016, 2017, 2018 and 2019, is as follows: $325 million, $256 million, $205 million and $176 million, respectively.

During the first nine months of fiscal 2015, CSC sold certain intangible assets to a third party for total consideration of $43 million of which cash consideration was received of $17 million. As a result, CSC recorded a gain on sale of $43 million as a reduction of cost of sales in its GIS segment. As of January 2, 2015, CSC had $26 million of outstanding receivables related to these sales, which will be paid in quarterly installments.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 17 - Restructuring Costs

The Company recorded $12 million and $11 million of restructuring costs for the quarters ended January 2, 2015 and December 27, 2013, respectively. For the nine months ended January 2, 2015 and December 27, 2013, the Company recorded $15 million and $33 million of restructuring costs, respectively. The costs recorded during the quarter and nine months ended January 2, 2015 were in connection with actions under the Fiscal 2015 Plan and Fiscal 2013 Plan, as described below. The costs recorded during the quarter and nine months ended December 27, 2013 were in connection with actions under both the Fiscal 2013 and Fiscal 2012 plans, as described below.

Fiscal 2015 Plan

In June 2014, the Company initiated restructuring actions (the Fiscal 2015 Plan) across its business segments. The objectives of the Fiscal 2015 Plan are to further reduce headcount in order to align resources to support business needs. Management expects that further actions will be taken during fiscal 2015, which could result in additional charges.

The composition of the restructuring liability for the Fiscal 2015 Plan as of January 2, 2015 is as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Less: costs not affecting restructuring liability (1)	Cash paid	Other	Restructuring liability as of January 2, 2015
Workforce reductions	$—	$25	$—	$(11)	$(1)	$13

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

Fiscal 2013 Plan

In September 2012, the Company initiated restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan were to (i) further increase the use of lower cost off-shore resources, (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers, and (iii) optimize utilization of facilities. Actions under the Fiscal 2013 Plan commenced in September 2012 and continued through the end of fiscal 2014. The expense reduction in the first nine months of fiscal 2015 was due to cancellation of a portion of a restructuring plan in a region, as well as revisions on plans that were executed at lower than expected costs.

The composition of the restructuring liability for the Fiscal 2013 Plan as of January 2, 2015 is as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Less: costs not affecting restructuring liability (1)	Cash paid	Other(2)	Restructuring liability as of January 2, 2015
Workforce reductions	$70	$(12)	$7	$(53)	$(2)	$10
Facilities costs	13	2	—	(7)	—	$8
	$83	$(10)	$7	$(60)	$(2)	$18

(1)	Charges consist of pension benefit augmentations and are recorded as a pension liability.

(2)	Foreign currency translation adjustments.

Fiscal 2012 Plan

In March 2012, the Company initiated restructuring actions (the Fiscal 2012 Plan) primarily impacting its GIS segment. The objectives of the Fiscal 2012 Plan were to (i) align the Company's workforce across various geographies with business needs, (ii) increase use of lower cost off-shore resources, and (iii) optimize utilization of facilities. Actions under the Fiscal 2012 Plan commenced in March 2012 and were carried out in fiscal 2013 and fiscal 2014. There were no restructuring costs for the Fiscal 2012 Plan accrued during the first nine months of fiscal 2015.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The composition of the restructuring liability for the Fiscal 2012 Plan as of January 2, 2015 is as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Cash paid	Other(1)	Restructuring liability as of January 2, 2015
Facilities costs	2	—	(2)	1	1
Total	$2	$—	$(2)	$1	$1

(1)	Foreign currency translation adjustments.

Of the total $32 million restructuring liability as of January 2, 2015, $31 million is a short-term liability and is included in accrued expenses and other current liabilities, and $1 million is included in other long-term liabilities.

The composition of restructuring expenses for the third quarter and first nine months of fiscal 2015 and fiscal 2014 by segment is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
GBS	$10	$7	$12	$25
GIS	1	4	2	10
NPS	—	—	—	—
Corporate	1	—	1	(2)
Total	$12	$11	$15	$33

The composition of restructuring expenses for the third quarter and first nine months of fiscal 2015 and fiscal 2014 by financial statement line item is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Cost of services	$8	$4	$9	$28
Selling, general and administrative	4	7	6	5

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

Accounting

Prior to the IACCN, the NHS contract has been accounted for using the percentage-of-completion method based on management's best estimates of total contract revenue and costs. Based on then existing circumstances, CSC revised its estimate of revenues and costs at completion during the third quarter of fiscal 2012 to include only those revenues reasonably assured of collection. As a result of that change, the Company recorded a $1.5 billion contract charge in that quarter, resulting in no material remaining net assets. See additional disclosures in Notes 5 and 19 related to the settlement with the SEC.

The terms of the IACCN (and as now embodied in the RPA) represented a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the terms of the IACCN (and as now embodied in the RPA) as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($120 million), including the £68 million ($105 million) net settlement payment and a £10 million ($15 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized as revenue ratably over the term of the contract ending July 2016. The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period. As of January 2, 2015, the amount of deferred costs and deferred revenues was $18 million and $166 million, respectively.

Note 19 - Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of January 2, 2015, the Company had $21 million of outstanding surety bonds and $78 million of outstanding letters of credit relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of January 2, 2015, the Company had $59 million of outstanding stand-by letters of credit.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of January 2, 2015:

(Amounts in millions)	Fiscal 2015	Fiscal 2016	Fiscal 2017 and thereafter	Total
Surety bonds	$1	$20	$—	$21
Letters of credit	9	41	28	78
Stand-by letters of credit	25	22	12	59
Total	$35	$83	$40	$158

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

As previously disclosed, on January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation. That investigation covered a range of matters as previously disclosed by the Company, including certain of the Company’s prior disclosures and accounting determinations. On May 2, 2011, the Audit Committee commenced an independent investigation. The Audit Committee retained independent counsel to represent the Company on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel retained forensic accountants and disclosure experts to assist with their work. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement.

As a result of findings by the Audit Committee’s independent investigation, the Company has previously acknowledged certain historic errors and irregularities relating to accounting entries arising from the Nordics region, Australia, and the Company’s contractual relationship with the NHS, self-reported these errors and irregularities to the SEC’s Division of Enforcement, and made adjustments to its financial statements that are related to prior periods as reported in its past filings. In addition, as previously disclosed, certain personnel in certain foreign operations were reprimanded, suspended, terminated and/or resigned and additional controls were implemented. Based on recommendations from the Audit Committee’s independent investigation, the Company also instituted comprehensive enhancements beginning in 2011 to its compliance, financial and disclosure controls, and to the function of internal audit. In doing so, the Company made significant changes to prevent the type of misconduct identified by the Audit Committee’s independent investigation from recurring. The Company previously took significant steps to enhance its compliance culture and to remediate any deficiencies through: (1) Company-wide communications concerning the Company’s key organizational values of ethics, compliance and integrity; (2) strengthening internal controls and processes to further ensure the accuracy and integrity of the Company’s financial reporting; (3) improving technical training for employees in finance and accounting roles; (4) a restructuring of the internal audit group and the outsourcing of many internal audit activities to Ernst & Young to enhance the quality and scalability of the Company’s overall internal audit function; (5) creating an independent investigations unit

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

at the Company to investigate suspected violations of the law or the Company's Code of Conduct; (6) elevating the position of Chief Compliance and Ethics Officer to provide direct reporting to the Audit Committee; (7) creating a new position of Chief Accounting Officer responsible for developing accounting policies and reviewing complex technical accounting issues; and (8) revising policies and procedures concerning POC accounting to enhance the review and monitoring of long-term contracts, including those contracts similar to the contract with NHS.

The Company has been in continuing discussions with the SEC’s staff concerning a potential resolution of the SEC’s investigation. Many of those discussions have concerned the Company’s prior use in fiscal 2009-2012 of the terms of ongoing NHS contract negotiations in developing its assumptions and judgments with respect to the margin used in recognizing profit under the POC accounting method and in evaluating the recoverability of NHS contract assets as well as the Company’s prior disclosures concerning such matters.

As previously disclosed, the Company has reached an understanding with the staff of the SEC regarding a settlement. Based on that understanding, the SEC will file an administrative enforcement action alleging violations of the antifraud, reporting, and books-and-records provisions of the U.S. securities laws. The Company would neither admit nor deny the allegations, but would agree to cease-and-desist from committing or causing any violations or future violations of those provisions.

Pursuant to this understanding, the Company intends to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and fiscal 2010 reflected in the five-year selected financial data table, all as set forth in CSC’s Form 10-K for the fiscal year ended March 28, 2014. The restatement will have no impact on the Company’s financial statements for fiscal 2013 or fiscal 2014 or the first, second or third quarters of fiscal 2015. Subject to formal SEC authorization of the proposed settlement, CSC intends to file its Form 10-K/A for the fiscal year ended March 28, 2014 reflecting the restatement as soon as practicable thereafter. The Board of Directors of the Company determined that the Company's previously issued consolidated financial statements for fiscal 2009-2012 (including the associated auditors' reports and the interim periods within those years) should no longer be relied upon.

The restatement will reflect the Company's acknowledgment that there were accounting errors in fiscal 2009-2012 with respect to certain assumptions under the POC accounting method for the NHS contract. As part of the restatement, the Company will revise those assumptions based upon uncertainty with respect to a range of possible final outcomes under the NHS contract. As a result, the Company will revise the accounting based on the impracticality of estimating a specific level of profit during this period in order to reflect a profit margin of zero under the POC accounting rules. The result is that approximately $130 million of operating profit is no longer recognized in prior years, thereby reducing the impairment charge previously recorded in fiscal 2012 by approximately that same amount.

Further, as part of the settlement discussions, the SEC’s staff has advised the Company that it has concluded that the Company should have recorded the previously disclosed impairment charge related to the NHS contract in fiscal 2011 instead of fiscal 2012. The Company’s restatement accordingly will reflect an impairment charge of approximately $1.16 billion in fiscal 2011, reducing the impairment charge previously recognized in fiscal 2012. Due to this modification, the Company also will move $2.51 billion of the previously disclosed fiscal 2012 goodwill impairment charge of approximately $2.75 billion to fiscal 2011.

The anticipated result of the restatement is to reduce net income by approximately $50 million in fiscal 2010 and approximately $3.69 billion in fiscal 2011 and to increase net income in fiscal 2012 by approximately $3.90 billion.
As part of the Company’s understanding with the staff of the SEC regarding terms of the settlement, the Company also has agreed to pay a penalty of $190 million and to implement a review of its compliance policies through an independent compliance consultant. The Company has recorded a pre-tax charge of approximately $195 million for the penalty and related expenses in its third quarter of fiscal 2015.

Final resolution of these matters is subject to the preparation and negotiation of documentation satisfactory to the Company and the SEC, including formal authorization by the SEC. If we do not reach final settlement on the expected terms or if the necessary approvals do not occur, either we may enter into further discussions with the SEC to resolve the matters under investigation on different terms and conditions or we may litigate the matters. We cannot predict the timing or terms of any such further discussions or resolution or the outcome of any subsequent litigation with the government,

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

but any such resolution or outcome could have an adverse impact on the Company's reputation, business, financial condition, results of operation or cash flows.

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

As a result of the State’s refusal to amend the MERP contract and equitably adjust the compensation to be paid to the Company and, in accordance with prescribed State statutes and regulations, the Company timely filed a certified contract claim with the State in the total estimated amount of approximately $61 million on September 27, 2013 (Contract Claim #1). On February 14, 2014, the Company filed Contract Claim #1A, which amends Contract Claim #1, to a claim of approximately $34 million. The Company believes it has valid and reasonable factual and legal bases for Contract Claims #1 and 1A and that the circumstances that have led or will lead to the Company’s additional costs set forth in Contract Claims #1 and 1A were unforeseen as of the operative proposal submission dates and are not the result of deficiencies in CSC’s performance. However, the Company’s position is subject to the ongoing evaluation of new facts and information which may come to the Company’s attention should an appeal of the State's denial of Contract Claims #1 and 1A be litigated before the Maryland State Board of Contract Appeals (the State Board).

On February 19, 2014, the State provided a recommended decision denying Contract Claims #1 and 1A to the Company. The February 19, 2014 recommended decision was not a final agency determination on the claims. On April 29, 2014, the State provided a final decision, dated April 25, 2014, denying the claims to the Company. On May 28, 2014, the Company filed a Notice of Appeal with the State Board, which has exclusive initial jurisdiction of State contract claims concerning breach, performance, modification, or termination of contracts procured under Title II of Maryland's General Procurement Law. The appeal is currently pending before the State Board.

On August 22, 2014, the State unilaterally suspended performance under the Contract for 90 days. On September 12, 2014, the State modified its August 22nd suspension of the Contract and authorized CSC, during the remainder of the 90-day suspension, to assign up to nine full-time-equivalent staff to perform various analyses of cost and schedule. On November 20, 2014, the State sent a letter extending the Suspension until January 5, 2015, and on January 2, 2015, the State again extended the Suspension until February 20, 2015.

As the result of the 90-day suspension, as extended, and other actions and inactions by the State in performance of its obligations under and management of the Contract, the Company filed a second set of Claims with the State Board (Claims #2A-D). Claim #2A, in the amount of $77 million, asserts that the Company's contractual undertaking did not include an agreement to receive reduced and delayed payments, and the State's unilateral imposition of such reductions and delays, together with the other factors result in a material change to the Contract entitling the Company to compensation for all costs incurred to date, including all liabilities incurred, and fee, as well as expected profit under the full contract. Alternatively, Claim #2B, in the amount of $65 million, asserts that the Maryland General Assembly's reduction to the appropriations for the MERP Project for fiscal 2015 effectively cancels the MERP Contract, entitling the Company to recover all costs incurred to date including all liabilities incurred, and a reasonable allowance for profit on costs and liabilities. Similarly, Claims #2C, also in the amount of $65 million, asserts that the State's actions, inactions, and decisions amount to a constructive termination for convenience entitling the Company to recover all costs incurred to date including, all liabilities incurred, and reasonable allowance for profit on costs and liabilities. Claim #2D is a claim for suspension costs during the 90-day period of $3 million, including labor costs, facilities costs and other costs needed to remain ready to re-start program. Due to the new claims, management assessed the adequacy of contract reserves and concluded that such reserves were adequate.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

On October 27, 2014, the United States District Court for the Southern District of New York unsealed a qui tam complaint that had been filed under seal over two years prior in a case entitled United States of America and State of New York ex rel. Vincent Forcier v. Computer Sciences Corporation and The City of New York, Case No. 1:12-cv-01750-DAB. The original complaint was brought by Vincent Forcier, a former employee of Computer Sciences Corporation, as a private party qui tam relator on behalf of the United States and the State of New York. The relator’s amended complaint, dated November 15, 2012, which remained under seal until October 27, 2014, alleged civil violations of the federal False Claims Act, 31 U.S.C. § 3729 et seq., and New York State’s False Claims Act, NY. Finance L, Art. 13, § 187 et seq., arising out of certain coding methods employed with respect to claims submitted by the Company to Medicaid for reimbursements as fiscal agent on behalf of its client, New York City’s Early Intervention Program (EIP). EIP is a federal program promulgated by the Individuals with Disabilities in Education Act, 20 U.S.C. § 1401 et seq. (IDEA), that provides early intervention services for infants and toddlers who have, or are likely to have, developmental delays.

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

On October 27, 2014, the United States Attorney’s Office for the Southern District of New York and the Attorney General for the State of New York filed complaints-in-intervention on behalf of the United States and the State of New York, respectively. The complaints allege that, from 2008 to 2012, the Company and New York City used the automatic defaulting capabilities of a computerized billing system that the Company developed for New York City’s EIP in order to orchestrate a billing fraud against Medicaid. The New York Attorney General’s complaint also alleges that the Company did not comply with Medicaid requirements regarding submission of claims to private insurance and failed to reimburse Medicaid in certain instances where insurance had paid a portion of the claim. The lawsuits seek damages under the False Claims Act and common law theories in an amount equal to three times the sum of an unspecified amount of damages the United States and New York State allegedly sustained, plus civil penalties together with attorneys’ fees and costs. The Company believes that the allegations are without merit and intends to vigorously defend itself.

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

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter and Nine Months of Fiscal 2015 versus
Third Quarter and Nine Months of Fiscal 2014

All statements and assumptions in this quarterly report on Form 10-Q and in the documents attached or incorporated by reference that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements represent current expectations and beliefs of CSC, and no assurance can be given that the results described in such statements will be achieved.

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included herein and the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014. The following discusses the Company's financial condition and results of operations as of and for the quarter and nine months ended January 2, 2015, and the comparable periods of the prior fiscal year.

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

•
North American Public Sector (NPS) – NPS delivers IT, mission, and operations-related services to the Department of Defense and civil agencies of the U.S. federal government, as well as other foreign, state and local government agencies. Commensurate with the Company's strategy of leading the next generation of IT services, NPS is leveraging our commercial best practices and next-generation offerings to bring more cost-effective IT solutions to government agencies which are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for NPS offerings are driven by evolving government priorities such as: 1) migration to next-generation IT solutions, which includes hybrid cloud infrastructure, application modernization and orchestration, 2) mission intelligence driven by big data solutions, 3) health IT and informatics, and 4) cyber security.

Overview

The key operating results for the third quarter and first nine months of fiscal 2015 include:

•
Revenues for the third quarter of fiscal 2015 decreased $281 million, or 8.7%, to $2,947 million, and on a constant currency basis(1), decreased $210 million, or 6.5%, as compared to the third quarter of fiscal 2014. For the first nine months of fiscal 2015, revenues decreased $405 million, or 4.2%, to $9,264 million, and on a constant currency basis, revenues decreased $410 million, or 4.2%, as compared to the first nine months of fiscal 2014.

•
Operating income(2) for the third quarter of fiscal 2015 was $332 million as compared to $338 million for the third quarter of fiscal 2014. Operating income margin was 11.3% and 10.5% for the third quarter of fiscal 2015 and fiscal 2014, respectively. For the first nine months, operating income decreased to $985 million as compared to operating income of $1,031 million for the first nine months of fiscal 2014. The operating income margin decreased to 10.6% from 10.7% for the comparable period of fiscal 2014.

•
Earnings before interest and taxes(3) (EBIT) for the third quarter of fiscal 2015 was $272 million compared to $278 million for the third quarter of fiscal 2014. EBIT margin improved to 9.2% from last year's third quarter margin of 8.6%. EBIT decreased to $797 million as compared to EBIT of $818 million for the first nine months of fiscal 2014. EBIT margin was 8.6% compared to 8.5% in the prior year.

(1)
Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a “constant currency basis” are non-GAAP measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This approach is used for all results where the functional currency is not the U.S. dollar.

(2)
Operating income is a non-U.S. Generally Accepted Accounting Principles (GAAP) measure used by management to assess performance at the segments and on a consolidated basis. The Company’s definition of such measure may differ from that used by other companies. CSC defines operating income as revenue less costs of services, depreciation and amortization expense, restructuring costs and segment general and administrative (G&A) expense, excluding corporate G&A, actuarial and settlement charges related to CSC's pension and other post-employment benefit (OPEB) plans, and SEC settlement related charges. Operating margin is defined as operating income as a percentage of revenue. Management compensates for the limitations of this non-GAAP measure by also reviewing income from continuing operations before taxes, which includes costs excluded from the operating income definition such as corporate G&A, pension adjustments, which include mark-to-market adjustment to pension expense and pension settlement gains and losses, and SEC settlement related charges, interest and other income (expense). A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Operating income	$332	$338	$985	$1,031
Corporate G&A	(59)	(65)	(182)	(197)
Pension & OPEB actuarial & settlement (losses) gains	(462)	114	(463)	114
SEC settlement related charges	(195)	—	(195)	—
Interest expense	(37)	(38)	(112)	(112)
Interest income	4	4	14	11
Other income (expense), net	(1)	5	(6)	(16)
(Loss) income from continuing operations before taxes	$(418)	$358	$41	$831

(3)
Earnings before interest and taxes (EBIT) is a non-GAAP measure that provides useful information to investors regarding the Company's results of operations as it provides another measure of the Company's profitability, and is considered an important measure by financial analysts covering CSC and its peers. The Company’s definition of such measure may differ from that used by other companies. CSC defines EBIT as income from continuing operations less actuarial and settlement charges related to CSC's pension other post-employment benefit (OPEB) plans, the SEC settlement related charges, interest expense, interest income and income tax (benefit) expense. EBIT margin is defined as EBIT as a percentage of revenue. A reconciliation of EBIT to income from continuing operations is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Earnings before interest and taxes	$272	$278	$797	$818
Pension & OPEB actuarial & settlement (losses) gains	(462)	114	(463)	114
SEC settlement related charges	(195)	—	(195)	—
Interest expense	(37)	(38)	(112)	(112)
Interest income	4	4	14	11
Income tax benefit (expense)	105	(77)	(18)	(227)
(Loss) income from continuing operations	$(313)	$281	$23	$604

•
(Loss) income from continuing operations before taxes was $(418) million for the third quarter of fiscal 2015, as compared to $358 million in the third quarter of fiscal 2014. Income from continuing operations before taxes was $41 million for the nine months ended January 2, 2015, compared to $831 million in the first nine months of fiscal 2014, a decrease of $790 million. The reduction in income from continuing operations, for both the third quarter and first nine-months of fiscal 2015 , was primarily due to recognition in the third quarter of pension actuarial and settlement losses of $462 million, and the SEC settlement related charges of $195 million.(4)

•
(Loss) income from discontinued operations, net of taxes, was $0 million for the third quarter of fiscal 2015, as compared to $(5) million in the same period of fiscal 2014. (Loss) income from discontinued operations, net of taxes, was $(29) million for the first nine months of fiscal 2015, as compared to income of $91 million in the same period of fiscal 2014.

•
Net (loss) income attributable to CSC common stockholders was $(314) million for the third quarter of fiscal 2015, as compared to $271 million in the same period of fiscal 2014. Net (loss) income attributable to CSC common stockholders was $(17) million for the first nine months of fiscal 2015, compared with $677 million in the same period of fiscal 2014.(4)

•
Diluted earnings (loss) per share (EPS) from continuing operations, for the third quarter of fiscal 2015 was $(2.23) as compared to $1.84 for the same period in the prior fiscal year, and was $0.08 for the first nine months of fiscal 2015 as compared to $3.88 in fiscal 2014.

•
Diluted EPS from discontinued operations, for the third quarter of fiscal 2015 was $0.00 as compared to $(0.03) for the same period in the prior fiscal year, and was $(0.20) for the first nine months of fiscal 2015 as compared to $0.60 in fiscal 2014.

(4)
Non-GAAP results are financial measures calculated by excluding certain significant items, which management believes are not indicative of the Company's operating performance. A reconciliation of non-GAAP results to reported results is as follows:

	Quarter ended January 2, 2015
(Amounts in millions, except per-share amounts)	As reported	Pension & OPEB actuarial & settlement losses	SEC Settlement related charges	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$2,530	$(418)	$—	$2,112

Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)	$356	$(44)	$—	$312

(Loss) income from continuing operations, before taxes	$(418)	$(462)	$(195)	$239
Income tax (benefit) expense	(105)	(171)	(1)	67
(Loss) income from continuing operations	$(313)	$(291)	$(194)	$172

Net (loss) income	$(313)	$(291)	$(194)	$172
Less: Net income (loss) attributable to noncontrolling interest, net of tax	1	(2)	—	3
Net (loss) income attributable to CSC common stockholders	$(314)	$(289)	$(194)	$169

Effective Tax Rate	25.1%	37.0%	0.5%	28.0%

Basic EPS from continuing operations	$(2.23)	$(2.05)	$(1.38)	$1.20
Diluted EPS from continuing operations	$(2.23)	$(2.02)	$(1.36)	$1.18

Weighted average common shares outstanding for:
Basic EPS	140.637	140.637	140.637	140.637
Diluted EPS	140.637	142.852	142.852	142.852

* The net periodic pension cost within income from continuing operations includes $18 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $64 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

	Nine months ended January 2, 2015
(Amounts in millions, except per-share amounts)	As reported	Pension & OPEB actuarial & settlement losses	SEC Settlement related charges	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$7,101	$(418)	$—	$6,683

Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)	$1,046	$(45)	$—	$1,001

Income (loss) from continuing operations, before taxes	$41	$(463)	$(195)	$699
Income tax expense (benefit)	18	(171)	(1)	190
Income (loss) from continuing operations	$23	$(292)	$(194)	$509

Net (loss) income	$(6)	$(292)	$(194)	$480
Less: Net income (loss) attributable to noncontrolling interest, net of tax	11	(2)	—	13
Net (loss) income attributable to CSC common stockholders	$(17)	$(290)	$(194)	$467

Effective Tax Rate	43.9%	36.9%	0.5%	27.2%

Basic EPS from continuing operations	$0.08	$(2.03)	$(1.36)	$3.47
Diluted EPS from continuing operations	$0.08	$(1.98)	$(1.33)	$3.39

Weighted average common shares outstanding for:
Basic EPS	143.141	143.141	143.141	143.141
Diluted EPS	146.323	146.323	146.323	146.323

* The net periodic pension cost within income from continuing operations includes $145 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $191 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

	Quarter ended December 27, 2013
(Amounts in millions, except per-share amounts)	As reported	Pension actuarial gains	Non-GAAP results
Income from continuing operations, before taxes	$358	$114	$244
Income tax expense	77	—	77
Income from continuing operations	$281	$114	$167

Net income	$276	$114	$162
Less: net income attributable to noncontrolling interest, net of tax	5	—	5
Net income attributable to CSC common stockholders	$271	$114	$157

Effective Tax Rate	21.5%	—%	31.6%

Basic EPS from continuing operations	$1.88	$0.78	$1.10
Diluted EPS from continuing operations	$1.84	$0.76	$1.08

Weighted average common shares outstanding for:
Basic EPS	146.735	146.735	146.735
Diluted EPS	149.362	149.362	149.362

* The net periodic pension cost within income from continuing operations includes $(30) million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $35 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

	Nine months ended December 27, 2013
(Amounts in millions, except per-share amounts)	As reported	Pension actuarial gains	Non-GAAP results
Income from continuing operations, before taxes	$831	$114	$717
Income tax expense	227	—	227
Income from continuing operations	$604	$114	$490

Net income	$695	$114	$581
Less: net income attributable to noncontrolling interest, net of tax	18	—	18
Net income attributable to CSC common stockholders	$677	$114	$563

Effective Tax Rate	27.3%	—%	31.7%

Basic EPS from continuing operations	$3.96	$0.77	$3.18
Diluted EPS from continuing operations	$3.88	$0.75	$3.12

Weighted average common shares outstanding for:
Basic EPS	148.212	148.212	148.212
Diluted EPS	151.124	151.124	151.124

* The net periodic pension cost within income from continuing operations includes $37 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $103 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

•
The Company announced total contract awards(5) of $2.7 billion for the third quarter of fiscal 2015, including $1.2 billion for GBS, $1.0 billion for GIS and $0.5 billion for NPS. Total contract awards for the third quarter of fiscal 2014 were $3.3 billion, including $2.0 billion for GBS, $0.7 billion for GIS and $0.6 billion for NPS.

•	Days Sales Outstanding (DSO)(6) was 75 days at January 2, 2015, an improvement from 76 days at the end of the third quarter of the prior fiscal year.

•	Net debt-to-total capitalization ratio(7) was 5.4% at January 2, 2015, a decrease of 1.1% percentage points from 6.5% at March 28, 2014.

•
Cash provided by operating activities was $1,143 million for the first nine months of fiscal 2015, as compared to $1,012 million for the same period in the prior year. Cash used in investing activities was $399 million for the first nine months of fiscal 2015, as compared to $377 million for the same period in the prior year. Cash used in financing activities was $679 million for the first nine months of fiscal 2015, as compared to $393 million for the same period in the prior year.

•	Free cash flow(8) of $599 million for the first nine months of fiscal 2015 increased $198 million as compared to $401 million for the first nine months of fiscal 2014.

(5)
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

(6)
DSO is calculated as total receivables at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenues divided by the number of days in the fiscal period. Total receivables includes unbilled receivables but excludes income tax receivables and long-term receivables.

(7)	Net debt-to-total capitalization ratio is defined as total current and long-term debt less total cash and cash equivalents divided by total debt and equity, including noncontrolling interest.

(8)
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

A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
Net cash provided by operating activities	$653	$529	$1,143	$1,012
Net cash (used in) provided by investing activities	(101)	(301)	(399)	(377)
Acquisitions, net of cash acquired	—	163	35	190
Business dispositions	—	(13)	13	(245)
Short-term investments	—	—	—	(5)
Payments on capital leases and other long-term asset financings	(54)	(54)	(193)	(174)
Free cash flow	$498	$324	$599	$401

Results of Operations

Basis of Presentation

Results of operations for the quarter and first nine months of fiscal 2015 were impacted by the following events:

•
During the first quarter of fiscal 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-retirement benefit plans and the calculation of expected return on pension plan assets. Under the Company’s new accounting policies, the Company recognizes actuarial gains and losses and the changes in fair value of plan assets in earnings at the time of plan remeasurement, typically annually during the fourth quarter of each year as a component of net periodic benefit expense.

In addition, the Company also changed the way in which it allocates the elements of net periodic pension (benefit) cost to its reportable segments to be aligned with changes in how the Company's chief operating decision maker evaluates segment performance. Under the new allocation approach, net actuarial gains and losses and net settlement gains and losses components of the net periodic pension (benefit) cost (mark-to-market adjustments) are excluded entirely from the Company’s definition of operating income and not allocated to the reportable segments. All of the other elements of net periodic pension (benefit) cost, excluding mark-to-market adjustments, continue to be included within operating income of the Company’s reportable segments.

For further details and for the impact of change in the pension accounting method, see Note 2 to the unaudited Consolidated Condensed Financial Statements. The Company has applied the changes in the accounting policy and the changes in the allocation approach retrospectively, adjusting segment reporting for all prior periods presented (see Note 15 to the unaudited Consolidated Condensed Financial Statements).

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

Revenues

Revenues for the GBS, GIS and NPS segments for the quarters and nine months ended January 2, 2015 and December 27, 2013, are as follows:

	Quarter Ended
(Amounts in millions)	January 2, 2015	December 27, 2013	Change	Percent Change
GBS	$965	$1,093	$(128)	(11.7)%
GIS	984	1,145	(161)	(14.1)
NPS	998	990	8	0.8
Total Revenue	$2,947	$3,228	$(281)	(8.7)%

	Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013	Change	Percent Change
GBS	$3,056	$3,169	$(113)	(3.6)%
GIS	3,151	3,405	(254)	(7.5)
NPS	3,057	3,095	(38)	(1.2)
Total Revenue	$9,264	$9,669	$(405)	(4.2)%

The major factors affecting the percent change in revenues for the quarter and nine months ended January 2, 2015 are presented as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	—%	(3.2)%	(8.5)%	(11.7)%
GIS	0.1	(3.2)	(11.0)	(14.1)
NPS	0.7	—	0.1	0.8
Cumulative Net Percentage	0.2	(2.2)	(6.7)	(8.7)

	Nine Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	—%	0.1%	(3.7)%	(3.6)%
GIS	0.7	—	(8.2)	(7.5)
NPS	0.4	—	(1.6)	(1.2)
Cumulative Net Percentage	0.4	—	(4.6)	(4.2)

Global Business Services

GBS segment revenue for the third quarter of fiscal 2015 decreased $128 million or 11.7%, compared to the same period of fiscal 2014. In constant currency, third quarter revenue decreased $93 million or 8.5%. For the first nine months, GBS revenue decreased $113 million or 3.6%, as compared to the same period of fiscal 2014, and decreased $117 million, or 3.7%, in constant currency. The unfavorable foreign currency impact for the third quarter was primarily due to strengthening of the U.S. dollar against the euro, the Australian dollar, and the British pound. The favorable foreign currency impact for the first nine months was mainly due to movement in the U.S. dollar against the British pound, partially offset by movement in the U.S. dollar against the Australian dollar and the euro.

The decrease in GBS' revenue, in constant currency, for both the third quarter and first nine months, was due to reduced revenue within its consulting, applications and Industry Software & Solutions (IS&S) groups. Reduced applications revenue resulted from contracts that either concluded or were winding down, which more than offset revenue from new contracts. Consulting revenue decreases, for both the third quarter and the nine month period, was due to continued repositioning of the business and certain contract conclusions. The repositioning of the consulting business, which was first initiated in the U.K. region, is starting to show signs of improvement. The decrease in IS&S' third quarter revenue was due to $17 million of revenue recognized on long-term software development contracts, in third quarter fiscal 2014, which did not repeat in the third quarter of fiscal 2015. The decrease in IS&S' nine month revenue was partially offset by $23 million of fiscal 2014 adverse adjustments that did not repeat in fiscal 2015.

GBS had contract awards of $1.2 billion in the third quarter and $3.6 billion in the first nine months of fiscal 2015, as compared to awards of $2.0 billion in the third quarter and $4.5 billion in the first nine months of fiscal 2014.

Global Infrastructure Services

GIS segment revenues for the third quarter of fiscal 2015 decreased $161 million, or 14.1%, compared to the same period of fiscal 2014. In constant currency, third quarter revenues decreased $125 million, or 10.9%. For the first nine months, GIS revenue decreased $254 million, or 7.5%, as compared to the same period of fiscal 2014, and decreased $255 million, or 7.5%, in constant currency. The unfavorable foreign currency impact for the third quarter was primarily due to strengthening of the U.S. dollar against the euro, the Australian dollar, the British pound, and the Danish kroner.

GIS' revenues for the third quarter of fiscal 2015, excluding the effect of foreign currency movements and acquisition revenue, decreased $126 million, or 11.0%. The decrease in GIS' revenue at constant currency for the third quarter was a result of reduced revenue of $69 million from contracts that terminated or concluded, and reduced revenue of $88 million due to price-downs and contract modifications. These revenue decreases were partially offset by an increase in revenues of $35 million from new contracts and growth in the Cloud business.

GIS' revenues for the first nine months of fiscal 2015, excluding the effect of foreign currency movements and acquisition revenue, decreased $280 million, or 8.2%. The decrease in GIS' revenue at constant currency for the first nine months was a result of reduced revenue of $157 million from contracts that terminated or concluded, and reduced revenue of $269 million due to price-downs and contract modifications. These revenue decreases were partially offset by revenues of $74 million from new contracts and growth in the Cloud business and a net increase in revenues of $72 million from existing contracts. The fiscal 2014 acquisition of ServiceMesh, Inc. provided revenue of $25 million during the first nine months of fiscal 2015.

GIS had contract awards of $1.0 billion in the third quarter and $2.8 billion in the first nine months of fiscal 2015, as compared to $0.7 billion and $2.4 billion in the comparable periods of fiscal 2014, respectively.

North American Public Sector

NPS segment revenues were derived from the following sources:

	Quarter Ended
(Amounts in millions)	January 2, 2015	December 27, 2013	Change	Percent Change
Department of Defense	$521	$607	$(86)	(14.2)%
Civil Agencies	397	338	59	17.5
Other (1)	80	45	35	77.8
Total	$998	$990	$8	0.8%

	Nine Months Ended
(Amounts in millions)	January 2, 2015	December 27, 2013	Change	Percent Change
Department of Defense	$1,634	1,840	(206)	(11.2)%
Civil Agencies	1,169	1,112	57	5.1%
Other (1)	254	143	111	77.6%
Total	$3,057	3,095	(38)	(1.2)%

(1) Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

NPS revenue for the third quarter of fiscal 2015 increased $8 million, or 0.8%, and decreased $38 million, or 1.2%, for the first nine months of fiscal 2015, as compared to the same periods of fiscal 2014.

For the third quarter, revenues from DOD contracts decreased $86 million, or 14.2%. These revenue decreases were comprised of reduced revenues of $20 million on certain contracts that had either concluded or were winding down, and a net decrease of $67 million due to reduced tasking on other existing contracts. Revenue from Civil Agencies contracts increased $59 million, or 17.5%, primarily due to a net increase in tasking of $51 million on existing contracts and an increase of $15 million on new contracts, partially offset by reduced revenue of $8 million on certain contracts that had either concluded or were winding down. Revenues from Other contracts increased $35 million, or 77.8%, primarily due to commencement of revenue recognition of $29 million on a state contract that was previously being deferred under software revenue accounting guidance. NPS third quarter revenue trend was favorably impacted by $8 million of adjustments on contracts accounted for under percentage-of-completion method.

For the first nine months, revenue from DOD contracts declined $206 million, or 11.2%. The revenue decreases were comprised of reduced revenues of $59 million on certain contracts that either had concluded or were winding down, and a decrease of $148 million, due to a net reduced tasking on other existing contracts. Revenue from Other contracts increased $111 million, or 77.6%, primarily due to commencement of revenue recognition of $91 million on a state contract that was previously being deferred under software revenue accounting guidance. Revenue from Civil Agencies contracts increased $57 million, or 5.1%, due to $40 million of revenue from new contracts, and a net increase of $65 million due to increased tasking on other existing contracts, partially offset by reduced revenue of $49 million on programs that had concluded or were winding down. NPS nine-month revenue trend was favorably impacted by $18 million of adjustments on contracts accounted for under percentage-of-completion method.

NPS had contract awards of $0.5 billion during the third quarter and $1.9 billion during the first nine months of fiscal 2015, as compared to $0.6 billion, and $3.4 billion, during the third quarter and the first nine months of fiscal 2014, respectively. The Company expects the trend of reduced contract scopes, including reduced tasking, to continue in the near term.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)(1)	$2,530	$2,261	86.0%	70.0%	16.0%
Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)(2)	356	318	12.1	9.9	2.2
Selling, general and administrative - SEC settlement related charges	195	—	6.6	—	6.6
Depreciation and amortization	238	251	8.1	7.8	0.3
Restructuring costs	12	11	0.4	0.3	0.1
Interest expense, net	33	34	1.1	1.1	—
Other (income) expense, net	1	(5)	—	(0.2)	0.2
Total	$3,365	$2,870	114.2%	88.9%	25.4%
(1) Cost of services includes $418 million of actuarial and pension settlement losses and $80 million of actuarial gains for the third quarter of fiscal 2015 and 2014, respectively. See Note 10 of the Consolidated Condensed Financial Statements for further discussion.

(2) Selling, general and administrative includes $44 million of actuarial and pension settlement losses and $34 million of actuarial gains for the third quarter of fiscal 2015 and 2014, respectively. See Note 10 of the Consolidated Condensed Financial Statements for further discussion.

	Nine Months Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)(1)	$7,101	$7,015	76.6%	72.6%	4.0%
Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)(2)	1,046	920	11.3	9.5	1.8
Selling, general and administrative - SEC settlement related charges	195	—	2.1	—	2.1
Depreciation and amortization	762	753	8.2	7.8	0.4
Restructuring costs	15	33	0.2	0.3	(0.1)
Interest expense, net	98	101	1.1	1.0	0.1
Other (income) expense, net	6	16	0.1	0.2	(0.1)
Total	$9,223	$8,838	99.6%	91.4%	8.2%
(1) Cost of services includes $418 million of actuarial and pension settlement losses and $80 million of actuarial gains for the first nine months of fiscal 2015 and 2014, respectively. See Note 10 of the Consolidated Condensed Financial Statements for further discussion.

(2) Selling, general and administrative includes $45 million of actuarial and pension settlement losses and $34 million of actuarial gains for the first nine months of fiscal 2015 and 2014, respectively. See Note 10 of the Consolidated Condensed Financial Statements for further discussion.

Costs of Services

Costs of services (COS), excludes depreciation and amortization, and restructuring charges of $8 million and $4 million for the third quarter of fiscal 2015 and 2014, respectively, and $9 million and $28 million for the first nine months of fiscal 2015, respectively. COS as a percentage of revenue increased 16.0 and 4.0 percentage points, for the third quarter and first nine months of fiscal 2015, respectively, as compared to similar periods of the prior fiscal year.

The increase in the COS ratio, for both the third quarter and the first nine months, is attributable to the year-over-year unfavorable impact of recognition of actuarial gains (losses) and pension settlement losses. During the third quarter of fiscal 2015, the Company recognized in COS $418 million of actuarial and pension settlement losses, resulting from remeasurement of pension assets and liabilities associated with certain U.S. defined benefit pension plans and a Swiss defined benefit pension plan. Comparatively, during the third quarter of fiscal 2014, the Company had recognized $80 million of actuarial gains, resulting from remeasurement of pension assets and liabilities associated with its U.K. pension plans. For further discussion, see Note 10 to the unaudited Consolidated Condensed Financial Statements.

Excluding the impact of the pension adjustments, the COS ratio decreased 0.8 and 1.3 percentage points, for the third quarter and first nine months of fiscal 2015, respectively.

The decrease in the COS ratio, excluding the impact of the pension adjustments described above, for both the third quarter and the first nine months, was largely due to lower year-over-year headcount resulting from management's restructuring efforts that were directed to align resources to support business needs, and other initiatives to reduce overhead costs. The reduction in the COS ratio due to these activities more than offset the impact of decreased revenues. The reduction in direct cost and overhead included savings from moving work to lower cost centers, rationalizing vendors, negotiating savings with third parties, and rationalizing facility and data centers.

In addition, the COS ratio for the nine month period benefited from the gain of $43 million on sale of certain assets. The COS ratio, for both the third quarter and first nine months of fiscal 2015, was adversely impacted by the year-over-year trend in adjustments on contracts accounted for under percentage-of-completion method. The third quarter and first nine months of fiscal 2015 had $8 million and $12 million of less favorable cost adjustments, respectively, and $9 million and $18 million of more favorable revenue adjustments, respectively.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense, excluded the SEC settlement related charges of $195 million, and restructuring charges of $4 million and $7 million, for the third quarter of fiscal 2015 and 2014, respectively, and $6 million and $5 million for the first nine months of fiscal 2015, respectively. SG&A as a percentage of revenue, increased 2.2 and 1.8 percentage points, for the third quarter and first nine months of fiscal 2015, respectively, as compared to similar periods in the prior fiscal year.

The increase in the SG&A ratio, for both the third quarter and the first nine months, is attributable to the year-over-year unfavorable impact of recognition of actuarial gains (losses) and pension settlement losses. During the third quarter of fiscal 2015, the Company recognized in SG&A expense $44 million of actuarial and pension settlement losses resulting from remeasurement of pension assets and liabilities associated with certain U.S. defined benefit pension plans and a Swiss defined benefit pension plan. Comparatively, during the third quarter of fiscal 2014, the Company had recognized $34 million of actuarial gains, resulting from remeasurement of pension assets and liabilities associated with its U.K. defined benefit pension plans (see Note 10 to the Consolidated Condensed Financial Statements).

Excluding the impact of the pension adjustments described above, the SG&A ratio decreased 0.3 percentage points for the third quarter and increased 0.9 percentage points for the first nine months of fiscal 2015.

The lower SG&A ratio for the third quarter of fiscal 2015 was primarily due to reduced overheads in all segments, including lower headcount and reduced facility costs. The higher SG&A ratio for the first nine months of fiscal 2015 was due to lower revenues and increase in selling expenses due to investments in sales coverage and sales support for the Company's GIS and GBS offerings. Additionally, selling expenses increased due to redirecting of certain account-focused executives, who were previously engaged in contract delivery activities and included within COS, to focus on sales activities effective the second quarter of fiscal 2014. Further, for both the third quarter and first nine months of fiscal 2015, there was increased NPS spending on bid and proposal activity.

Corporate G&A for the third quarter of fiscal 2015 was $59 million, as compared to $65 million during the same period of the prior fiscal year. For the first nine months, Corporate G&A was $182 million, as compared to $197 million, during the same period of the prior fiscal year. The decrease in Corporate G&A, for both the third quarter and the nine-month period, was due to management's overhead reduction initiatives.

Selling, general and administrative - SEC settlement related charges

As discussed in Note 5 to the unaudited Consolidated Condensed Financial Statements, the Company has reached an understanding with the staff of the SEC regarding a settlement. Based on that understanding, the SEC will file an administrative enforcement action alleging violations of the anti-fraud, reporting, and books-and-records provisions of the U.S. securities laws. The Company would neither admit nor deny the allegations, but would agree to cease-and-desist from committing or causing any violations or future violations of those provisions.

Pursuant to this understanding, the Company intends to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and fiscal 2010 reflected in the five-year selected financial data table, all as set forth in CSC’s Form 10-K for the fiscal year ended March 28, 2014. The restatement will have no impact on the Company’s financial statements for fiscal 2013 or fiscal 2014 or the first, second or third quarters of fiscal 2015. Subject to formal SEC authorization of the proposed settlement, CSC intends to file its Form 10-K/A for the fiscal year ended March 28, 2014 reflecting the restatement as soon as practicable thereafter.

The restatement will reflect the Company's acknowledgment that there were accounting errors in fiscal 2009-2012 with respect to certain assumptions under the POC accounting method for the NHS contract. As part of the restatement, the Company will revise those assumptions based upon uncertainty with respect to a range of possible final outcomes under the NHS contract. As a result, the Company will revise the accounting based on the impracticality of estimating a specific level of profit during this period in order to reflect a profit margin of zero under the POC accounting rules. The result is that approximately $130 million of operating profit is no longer recognized in prior years, thereby reducing the impairment charge previously recorded in fiscal 2012 by approximately that same amount.

Further, as part of the settlement discussions, the SEC’s staff has advised the Company that it has concluded that the Company should have recorded the previously disclosed impairment charge related to the NHS contract in fiscal 2011 instead of fiscal 2012. The Company’s restatement accordingly will reflect an impairment charge of approximately $1.16 billion in fiscal 2011, reducing the impairment charge previously recognized in fiscal 2012. Due to this modification, the Company also will move $2.51 billion of the previously disclosed fiscal 2012 goodwill impairment charge of approximately $2.75 billion to fiscal 2011.

The anticipated result of the restatement is to reduce net income by approximately $50 million in fiscal 2010 and approximately $3.69 billion in fiscal 2011 and to increase net income in fiscal 2012 by approximately $3.90 billion.
As part of the Company’s understanding with the staff of the SEC regarding terms of the settlement, the Company also has agreed to pay a penalty of $190 million and to implement a review of its compliance policies through an independent compliance consultant. The Company has recorded a pre-tax charge of approximately $195 million for the penalty and related expenses in its third quarter of fiscal 2015.

Final resolution of these matters is subject to the preparation and negotiation of documentation satisfactory to the Company and the SEC, including formal authorization by the SEC. If we do not reach final settlement on the expected terms or if the necessary approvals do not occur, either we may enter into further discussions with the SEC to resolve the matters under investigation on different terms and conditions or we may litigate the matters. We cannot predict the timing or terms of any such further discussions or resolution or the outcome of any subsequent litigation with the government, but any such resolution or outcome could have an adverse impact on the Company's reputation, business, financial condition, results of operation or cash flows.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue increased 0.3 and 0.4 percentage points for the third quarter and first nine months of fiscal 2015, respectively, as compared to the same periods of fiscal 2014.

The higher D&A ratio, for both the third quarter and first nine months of fiscal 2015, was due to lower revenues and higher depreciation of $15 million of certain contract related assets, and amortization expense of $8 million related to the intangible assets acquired through the fiscal 2014 acquisition of ServiceMesh.

Restructuring Costs

Total restructuring costs recorded during the third quarter and nine months ended January 2, 2015 were $12 million and $15 million, respectively, as compared to $11 million and $33 million in the comparable period of the prior fiscal year. For the third quarter there were no pension benefit augmentations included in total restructuring costs, as compared to $2 million in the comparable period of fiscal 2014. For the first nine months of fiscal 2015, pension benefit augmentations of $(7) million were included in total restructuring costs, as compared to $3 million in the comparable period of fiscal 2014. These amounts are owed to certain employees in accordance with legal or contractual obligations and will be paid out over several years as part of normal pension distributions.

The fiscal 2015 third quarter restructuring expense included costs related to further reduce headcount in order to align resources to support business needs in Europe and in the U.S., related to the Fiscal 2015 restructuring plan. These costs were offset by reductions related to the Fiscal 2013 plan, which were due to cancellation of a portion of a restructuring plan in a region, as well as revisions on plans that were executed at lower-than-expected costs.

Interest Expense and Interest Income

There were no significant year-over-year changes in interest expense and interest income. Interest expense for the third quarter and first nine months of fiscal 2015 was $37 million and $112 million, respectively, as compared to $38 million and $112 million during the same periods of the prior fiscal year. Interest income for the third quarter and first nine months of fiscal 2015 was $4 million and $14 million, respectively, as compared to $4 million and $11 million, respectively, during the same periods of the prior fiscal year.

Other (Income) Expense, Net

Other (income) expense, net comprises gains and losses due to the impact of movement in foreign currency exchange rates on the Company's foreign currency denominated assets and liabilities and the related economic hedges, equity in earnings of unconsolidated affiliates, and other miscellaneous gains and losses from the sale of non-operating assets. For the Company's economic hedges, the offset to the foreign currency (income) expense, is within COS.

Other (income) expense, net for the third quarter and first nine months of fiscal 2015 was $1 million and $6 million, respectively, as compared to a $(5) million and $16 million, respectively, during the same periods of the prior fiscal year. The $6 million increase in other expense, net for the third quarter of fiscal 2015 as compared to the same period of the prior fiscal year was primarily due to unfavorable movement in foreign currency exchange rates used to fair value the Company's foreign currency option and forward contracts and the related foreign currency denominated assets and liabilities. Other expense, net during the first nine months of fiscal 2015 decreased by $10 million as compared to the same period in the prior fiscal year primarily due to favorable movement in exchange rates during the first nine months of fiscal 2015 between the U.S. dollar and the Indian Rupee, which favorably impacted the Company's foreign currency economic hedges.

Taxes

The Company's effective tax rate from continuing operations (ETR) was 25.1% and 43.9% for the quarter and nine months ended January 2, 2015, respectively, and 21.5% and 27.3% for the quarter and nine months ended December 27, 2013, respectively. The following are the primary drivers of the ETR for the nine months ended January 2, 2015 and December 27, 2013. For the tax impact of discontinued operations, see Note 4.

•
During the third quarter and nine months ended January 2, 2015, the ETR was impacted by a $462 million mark-to-market accounting loss related to CSC pension plans which was partially offset by a penalty of $190 million recorded as part of a settlement with the Securities and Exchange Commission. The impact of the pension mark-to-market and SEC penalty adjustments decreased the ETR by 2.9% for the third quarter and increased the ETR by 16.7% for the nine months ended January 2, 2015.

•	During the third quarter and nine months ended January 2, 2015, the ETR decreased due to the global mix of income.

•
During the third quarter and nine months ended January 2, 2015, the Company recorded $11 million and $15 million of income tax benefit, respectively, related to a reversal of certain state uncertain tax positions for which the statute of limitations has expired, which decreased the ETR by 2.7% and 36.5%, respectively.

•
During the third quarter and nine months ended December 27, 2013, the Company recorded an income tax benefit of approximately $6 million relating to the settlement of audits for certain of its Non-U.S. jurisdictions, which reduced the ETR by 1.7% and 0.7%, respectively.

•
During the third quarter and nine months ended December 27, 2013, the Company recorded a mark-to-market accounting gain of $114 million related to CSC pension plans in certain Non-U.S. jurisdictions with valuation allowances established on their deferred tax assets, which decreased the ETR by 10.0% and 4.3%, respectively.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against certain deferred tax assets due to uncertainties related to the ability to utilize these assets. The valuation allowance is based on historical earnings, estimates of taxable income by jurisdiction and the period over which the deferred tax assets will be recoverable. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. As of January 2, 2015, total valuation allowances included approximately $360 million related to deferred tax assets, including tax loss carryforwards, in the United Kingdom. In evaluating positive and negative evidence through the end of the third quarter, including three-year cumulative historical losses on a US GAAP basis, management has concluded that such valuation allowances continue to be appropriate. Based on recent earnings in this jurisdiction and an expectation that the business may be able to demonstrate a pattern of sustained profitability by the end of the fourth quarter, management believes there is a reasonable possibility that, by the end of fiscal 2015, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance related to the United Kingdom will no longer be needed. As such, the Company may release a portion of its valuation allowance against its deferred taxes, which would result in the recognition of certain deferred tax assets and an income tax benefit for the period in which such release is recorded.

There were no material changes to uncertain tax positions as of the third quarter of fiscal 2015 compared to the fiscal 2014 year-end, except for $16 million of state uncertain tax positions for which the statute of limitations has expired.

In May 2013, Finance Bill 2013 received the assent of the President of India and has been enacted as the 2013 Finance Act. There are various provisions in the 2013 Finance Act that may impact our India operations, including a tax on the buy-back of shares and an increase in the dividend distribution tax from 16.2% to 17.0%. The Company uses the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our India operations as these earnings are permanently reinvested. While the Company has no plans to do so, events may occur in the future that could effectively force management to change its intent not to repatriate our India earnings. If the Company changes its intent and repatriates such earnings, a dividend distribution tax will be incurred for distributions from India. These additional taxes will be recorded as tax expense in the period in which the dividend is declared.

The Finance Act of 2012 (the 2012 Finance Act) was signed into law in India on May 28, 2012. The Act provides for the taxation of indirect foreign investment in India, including on a retroactive basis. The 2012 Finance Act overrides the Vodafone NL ruling by the Supreme Court of India which held that the Indian Tax Authorities cannot assess capital gains taxes on the sale of shares of non-Indian companies that indirectly own shares in an Indian company. The retroactive nature of these changes in law has been strongly criticized. The 2012 Finance Act has been challenged in the Indian courts. However, there is no assurance that such challenge will be successful. CSC has engaged in the purchase of shares of foreign companies that indirectly own shares of an Indian company and internal reorganizations. The Indian tax authorities may seek to apply the provisions of the 2012 Finance Act to these prior transactions and seek to tax CSC directly or as a withholding agent or representative assessee of the sellers involved in prior acquisitions. The Company believes that the 2012 Finance Act does not apply to these prior acquisitions and that it has strong defenses against any claims that might be raised by the Indian tax authorities.

Income from Discontinued Operations

The income from discontinued operations represents the results of certain businesses, which have been divested during fiscal 2014 or fiscal 2015, and gains and loss from businesses divested (see Note 4 to the unaudited Consolidated Condensed Financial Statements).

The (loss) income from discontinued operations, net of taxes, was $0 million and $(29) million for the quarter and nine months ended January 2, 2015, as compared to $(5) million and $91 million for the quarter and nine months ended December 27, 2013, primarily due to the gain on sale of the Flood BPO business, within the GBS segment, during the first quarter of fiscal 2014 and the gain on sale of ATD, within the NPS segment, during the second quarter of fiscal 2014, which did not recur in fiscal 2015. The loss during the first nine months of fiscal 2015 is from the small software business in Europe, which was sold during the second quarter.

Earnings (Loss) Per Share and Share Base

Earnings (loss) per share (EPS) for the third quarter and first nine months of fiscal 2015, on a diluted basis, was $(2.23) and $(0.12), respectively, a decrease of $4.04 and $4.60 from the comparable periods of fiscal 2014. The decrease in EPS was primarily the result of a decrease in net (loss) income attributable to CSC common shareholders of $585 million and $694 million for the quarter and nine months ended January 2, 2015 as compared to the respective periods in fiscal 2014.

The decrease in net (loss) income attributable to CSC common shareholders was primarily due to a decrease of revenue of $281 million and $405 million, an increase in pension adjustments of $576 million and $577 million, and a decrease in tax expense of $182 million and $209 million due to lower income from continuing operations before taxes for the third quarter and nine months of fiscal 2015 compared to the respective periods of fiscal 2014. In addition, CSC incurred the SEC settlement charge of $195 million in the third quarter of fiscal 2015 that was not present for the comparable period in fiscal 2014.

Investigations and Out of Period Adjustments

Summary of Audit Committee and SEC Investigations Related to the Out of Period Adjustments

As previously disclosed, on January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation. That investigation covered a range of matters as previously disclosed by the Company, including certain of the Company’s prior disclosures and accounting determinations. On May 2, 2011, the Audit Committee of the Board of Directors of the Company (the Audit Committee) commenced an independent investigation. The Audit Committee retained independent counsel to represent the Company on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel retained forensic accountants and disclosure experts to assist with their work. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement.

As a result of findings by the Audit Committee’s independent investigation, the Company has previously acknowledged certain historic errors and irregularities relating to accounting entries arising from the Nordics region, Australia, and the Company’s contractual relationship with the NHS, self-reported these errors and irregularities to the SEC’s Division of Enforcement, and made adjustments to its financial statements that are related to prior periods as reported in its past filings. In addition, as previously disclosed, certain personnel in certain foreign operations were reprimanded, suspended, terminated and/or resigned and additional controls were implemented. Based on recommendations from the Audit Committee’s independent investigation, the Company also instituted comprehensive enhancements beginning in 2011 to its compliance, financial and disclosure controls, and to the function of internal audit. In doing so, the Company made significant changes to prevent the type of misconduct identified by the Audit Committee’s independent investigation from recurring. The Company previously took significant steps to enhance its compliance culture and to remediate any deficiencies through: (1) Company-wide communications concerning the Company’s key organizational values of ethics, compliance and integrity; (2) strengthening internal controls and processes to further ensure the accuracy and integrity of the Company’s financial reporting; (3) improving technical training for employees in finance and accounting roles; (4) a restructuring of the internal audit group and the outsourcing of many internal audit activities to Ernst & Young to enhance the quality and scalability of the Company’s overall internal audit function; (5) creating an independent investigations unit at the Company to investigate suspected violations of the law or the Company's Code of Conduct; (6) elevating the position of Chief Compliance and Ethics Officer to provide direct reporting to the Audit Committee; (7) creating a new position of Chief Accounting Officer responsible for developing accounting policies and reviewing complex technical accounting issues; and (8) revising policies and procedures concerning percentage-of-completion (POC) accounting to enhance the review and monitoring of long-term contracts, including those contracts similar to the contract with NHS.

The Company has been in continuing discussions with the SEC’s staff concerning a potential resolution of the SEC’s investigation. Many of those discussions have concerned the Company’s prior use in fiscal 2009-2012 of the terms of ongoing NHS contract negotiations in developing its assumptions and judgments with respect to the margin used in recognizing profit under the POC accounting method and in evaluating the recoverability of NHS contract assets as well as the Company’s prior disclosures concerning such matters.

As previously disclosed, the Company has reached an understanding with the staff of the SEC regarding a settlement. Based on that understanding, the SEC will file an administrative enforcement action alleging violations of the antifraud, reporting, and books-and-records provisions of the U.S. securities laws. The Company would neither admit nor deny the allegations, but would agree to cease-and-desist from committing or causing any violations or future violations of those provisions.

Pursuant to this understanding, the Company intends to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and fiscal 2010 reflected in the five-year selected financial data table, all as set forth in CSC’s Form 10-K for the fiscal year ended March 28, 2014. The restatement will have no impact on the Company’s financial statements for fiscal 2013 or fiscal 2014 or the first, second or third quarters of fiscal 2015. Subject to formal SEC authorization of the proposed settlement, CSC intends to file its Form 10-K/A for the fiscal year ended March 28, 2014 reflecting the restatement as soon as practicable thereafter. The Board of Directors of the Company determined that the Company's previously issued consolidated financial statements for fiscal 2009-2012 (including the associated auditors' reports and the interim periods within those years) should no longer be relied upon.

The restatement will reflect the Company's acknowledgment that there were accounting errors in fiscal 2009-2012 with respect to certain assumptions under the POC accounting method for the NHS contract. As part of the restatement, the Company will revise those assumptions based upon uncertainty with respect to a range of possible final outcomes under the NHS contract. As a result, the Company will revise the accounting based on the impracticality of estimating a specific level of profit during this period in order to reflect a profit margin of zero under the POC accounting rules. The result is that approximately $130 million of operating profit is no longer recognized in prior years, thereby reducing the impairment charge previously recorded in fiscal 2012 by approximately that same amount.

Further, as part of the settlement discussions, the SEC’s staff has advised the Company that it has concluded that the Company should have recorded the previously disclosed impairment charge related to the NHS contract in fiscal 2011 instead of fiscal 2012. The Company’s restatement accordingly will reflect an impairment charge of approximately $1.16 billion in fiscal 2011, reducing the impairment charge previously recognized in fiscal 2012. Due to this modification, the Company also will move $2.51 billion of the previously disclosed fiscal 2012 goodwill impairment charge of approximately $2.75 billion to fiscal 2011.

The anticipated result of the restatement is to reduce net income by approximately $50 million in fiscal 2010 and approximately $3.69 billion in fiscal 2011 and to increase net income in fiscal 2012 by approximately $3.90 billion.
As part of the Company’s understanding with the staff of the SEC regarding terms of the settlement, the Company also has agreed to pay a penalty of $190 million and to implement a review of its compliance policies through an independent compliance consultant. The Company has recorded a pre-tax charge of approximately $195 million for the penalty and related expenses in its third quarter of fiscal 2015.

Final resolution of these matters is subject to the preparation and negotiation of documentation satisfactory to the Company and the SEC, including formal authorization by the SEC. If we do not reach final settlement on the expected terms or if the necessary approvals do not occur, either we may enter into further discussions with the SEC to resolve the matters under investigation on different terms and conditions or we may litigate the matters. We cannot predict the timing or terms of any such further discussions or resolution or the outcome of any subsequent litigation with the government, but any such resolution or outcome could have an adverse impact on the Company's reputation, business, financial condition, results of operation or cash flows.

Out of Period Adjustments Financial Impact Summary

The rollover impact on the pre-tax income (loss) from continuing operations of the recorded out of period adjustments in the first nine months of fiscal 2015, fiscal 2014 and fiscal 2013 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2013 Adjustments	Fiscal 2014 Adjustments	First Nine Months Fiscal 2015 Adjustments	Total Adjustments
Fiscal 2015	$—	$—	$(12)	$(12)
Fiscal 2014	—	(2)	13	11
Fiscal 2013	6	4	(1)	9
Prior fiscal years (unaudited)	(6)	(2)	—	(8)

See Note 15 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for the quarters ended January 2, 2015 and December 27, 2013, respectively.

Fiscal 2015 Adjustments

During the quarter and nine months ended January 2, 2015, the Company identified and recorded net adjustments increasing pre-tax income from continuing operations by $4 million and $12 million, respectively, that should have been recorded in prior periods.

The $4 million increase in pre-tax income from continuing operations recorded during the third quarter of fiscal 2015 was primarily attributable to adjustments decreasing cost of services and increasing revenue that should have been recorded primarily in the first half of fiscal 2015. Out of period adjustments identified during the second and third quarters of fiscal 2015 that should have been recorded in prior fiscal years were not material. The Company also recorded a net tax benefit of $6 million, primarily the impact of discrete tax adjustments, in the current quarter. Adjustments recorded during the quarter ended January 2, 2015 increased net income attributable to CSC common stockholders by $10 million.

The $12 million increase in pre-tax income from continuing operations recorded during the first nine months of fiscal 2015 primarily included lower fiscal 2014 variable compensation partially offset by certain adjustments related to cost of services that were identified late in the 2014 year-end close process and, therefore, were not included in the Company's fiscal 2014 Consolidated Financial Statements. The Company also recorded a net tax benefit of $5 million, primarily the impact of discrete tax adjustments partially offset by the tax effects of out period adjustments, in the nine months ended January 2, 2015. Adjustments recorded during the nine months ended January 2, 2015, that should have been recorded in prior fiscal years, increased net income attributable to CSC common stockholders by $15 million.

The impact of out of period adjustments recorded during fiscal 2015 on select line items of the unaudited Consolidated Condensed Statements of Operations for the quarter and nine months ended January 2, 2015, using the rollover method, is shown below:

	Quarter Ended January 2, 2015
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$2,947	$(1)	$2,946
Costs of services (excludes depreciation and amortization and restructuring costs)	2,530	3	2,533
Selling, general and administrative	356	—	356
Depreciation and amortization	238	—	238
Restructuring costs	12	—	12
Interest expense	37	—	37
Interest income	(4)	—	(4)
Other expense, net	1	—	1
Income from continuing operations before taxes	(418)	(4)	(422)
Taxes on income	(105)	6	(99)
Income (loss) from continuing operations	(313)	(10)	(323)
Loss from discontinued operations, net of taxes	—	—	—
Net income (loss) attributable to CSC common stockholders	(314)	(10)	(324)
EPS – Diluted
Continuing operations	$(2.23)	$(0.07)	$(2.30)
Discontinued operations	—	—	—
Total	$(2.23)	$(0.07)	$(2.30)

	Nine Months Ended January 2, 2015
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$9,264	$9	$9,273
Costs of services (excludes depreciation and amortization and restructuring costs)	7,101	22	7,123
Selling, general and administrative	1,046	—	1,046
Depreciation and amortization	762	(1)	761
Restructuring costs	15	—	15
Interest expense	112	—	112
Other expense, net	6	—	6
Income (loss) from continuing operations before taxes	41	(12)	29
Taxes on income	18	5	23
Income from continuing operations	23	(17)	6
Loss from discontinued operations, net of taxes	(29)	2	(27)
Net income (loss) attributable to CSC common stockholders	(17)	(15)	(32)
EPS – Diluted
Continuing operations	$0.08	$(0.12)	$(0.04)
Discontinued operations	(0.20)	0.01	(0.19)
Total	$(0.12)	$(0.11)	$(0.23)

For the nine months ended January 2, 2015, the out of period impact on the unaudited Consolidated Condensed Balance Sheet of the adjustments included in income from continuing operations before taxes under the roll-over method is shown below:

(Amounts in million)	Increase/Decrease	January 2, 2015
Receivable, net of allowance for doubtful accounts	Increase	$5
Property and Equipment	Decrease	1
Software, net of accumulated amortization	Decrease	2
Outsourcing contract costs, net of accumulated amortization	Increase	2
Other assets	Decrease	3
Accrued expenses and other current liabilities	Decrease	15
Deferred revenue and advance contract payments	Increase	4

The Company has determined that the impact of the consolidated out of period adjustments recorded in the nine months ended January 2, 2015 is immaterial to the consolidated results, financial position and cash flows for the third quarter and first nine months of fiscal 2015 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2015.

Fiscal 2014 Adjustments
During the third quarter and through the first nine months of fiscal 2014, the Company recorded net pre-tax adjustments increasing income from continuing operations before taxes by $5 million and $3 million, respectively, that should have been recorded in prior fiscal years. The $5 million of pre-tax out of period adjustments consists of a $7 million increase to revenue (due to a $6 million adjustment to recognize revenue on previously delivered software products and services and a $1 million adjustment to recognize revenue on previously delivered outsourcing services), partially offset by a $2 million charge to cost of services (COS) (consisting of a $5 million increase to COS relating to previously delivered software products and services, offset by a $3 million decrease to COS as a result of a margin correction on long-term contracts accounted for under the POC method).

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

In addition, during the third quarter of fiscal 2014, the Company recorded $7 million of pre-tax adjustments increasing income from continuing operations before taxes that should have been recorded in the first six months of fiscal 2014. The $7 million of pre-tax out of period adjustments consists primarily of a reduction of $7 million to COS (attributable to a $5 million reduction to accrued expenses, a $3 million reduction of costs related to a reversal of previously recognized software products and services, a $4 million pension accrual expense reduction, all partially offset by a $3 million reduction of margin on long-term contracts accounted for under the POC method, and a $2 million adjustment to recognize costs on previously delivered software products and services). In addition to the reduction to COS, a net $1 million adjustment was recorded to increase revenue on previously delivered software products and services and a $1 million increase in selling, general and administrative (SG&A) expenses was recognized related to a write-off of prepaid facility charges. Adjustments, net of tax, during the third quarter of fiscal 2014 increased income from continuing operations by $9 million that should have been recorded in the first six months of fiscal 2014. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments.

During the second quarter of fiscal 2014, the Company recorded net pre-tax adjustments decreasing income from continuing operations before taxes by $11 million that should have been recorded in prior fiscal years. The $11 million of pre-tax out of period adjustments consists of a $9 million reversal of revenue (due to deferral of revenue for undelivered elements on software contracts lacking vendor specific objective evidence and margin corrections on contracts under POC accounting), a $1 million charge to cost of sales for reversal of previously deferred costs and a $1 million charge to SG&A expense reversing excess capitalization associated with internal systems development. Adjustments, net of tax, during the second quarter of fiscal 2014 that should have been recorded in prior fiscal years decreased income from continuing operations by $20 million. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments, and net out of period adjustments to tax expense that should have been recorded in prior fiscal years. The tax effect on the net pre-tax adjustments for the second quarter of fiscal 2014 was negligible. The out of period adjustments to tax expense for the second quarter of fiscal 2014 resulted in an increase to income tax expense of $9 million. The out of period adjustments to tax expense consist primarily of a $10 million increase in liabilities for uncertain tax positions associated with a tax restructuring of one of the Company's operating subsidiaries.

In addition, during the second quarter of fiscal 2014, the Company recorded $17 million of pre-tax adjustments decreasing income from continuing operations before taxes that should have been recorded in the first quarter of fiscal 2014. The $17 million of pre-tax out of period adjustments consists of (1) a $13 million charge to cost of sales consisting of $6 million in adjustments to prepaid and accrued balances, a $4 million reversal of previously deferred costs and a $3 million reduction in work in process due to margin corrections on contracts under POC accounting; (2) a $3 million charge to SG&A expense primarily due to reversal of excess capitalization associated with internal systems development, partially offset by other adjustments; and (3) a $1 million charge to depreciation expense to correct the useful life for certain leasehold improvements. Adjustments, net of tax, during the second quarter of fiscal 2014 decreased income from continuing operations by $11 million that should have been recorded in the first quarter of fiscal 2014. The difference between the pre-tax and after tax impact is attributable to the tax effect of the net pre-tax adjustments.

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

During periods subsequent to December 27, 2013, the Company recorded out of period adjustments with a net pre-tax impact to income from continuing operations of $3 million, primarily in NPS, subsequent to December 27, 2013 that should have been recorded in the first nine months of fiscal 2014. Had such adjustments been recorded in the appropriate period, income from continuing operations before taxes for the first nine months of fiscal 2014 would have been higher by $3 million.

The impact of out of period adjustments recorded during fiscal 2014, and the first nine months of fiscal 2015, on select line items of the unaudited Consolidated Condensed Statements of Operations for the quarter and first nine months ended December 27, 2013, using the rollover method, is shown below:

	Quarter Ended December 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$3,228	$(5)	$3,223
Costs of services (excludes depreciation and amortization and restructuring costs)	2,261	8	2,269
Selling, general and administrative	318	(1)	317
Depreciation and amortization	251	—	251
Restructuring costs	11	—	11
Interest expense	38	—	38
Interest income	(4)	—	(4)
Other (income) expense	(5)	—	(5)
Income from continuing operations before taxes	358	(12)	346
Taxes on income	77	(4)	73
Income from continuing operations	281	(8)	273
Income from discontinued operations, net of taxes	(5)	(3)	(8)
Net income attributable to CSC common stockholders	271	(11)	260
EPS – Diluted
Continuing operations	$1.84	$(0.05)	$1.79
Discontinued operations	(0.03)	(0.02)	(0.05)
Total	$1.81	$(0.07)	$1.74

	Nine Months Ended December 27, 2013
(Amounts in millions, except per-share amounts)	As Reported	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenue	$9,669	$17	$9,686
Costs of services (excludes depreciation and amortization and restructuring costs)	7,015	16	7,031
Selling, general and administrative	920	—	920
Depreciation and amortization	753	(1)	752
Restructuring costs	33	2	35
Interest expense	112	—	112
Other (income) expense	16	—	16
Income from continuing operations before taxes	831	—	831
Taxes on income	227	(24)	203
Income from continuing operations	604	24	628
Income from discontinued operations, net of taxes	91	—	91
Net income attributable to CSC common stockholders	677	24	701
EPS – Diluted
Continuing operations	$3.88	$0.16	$4.04
Discontinued operations	0.60	—	0.60
Total	$4.48	$0.16	$4.64

For the nine months ended December 27, 2013, the out of period impact on the unaudited Consolidated Condensed Balance Sheet of the adjustments included in income from continuing operations before taxes under the roll-over method is shown below:

(Amounts in million)	Increase/Decrease	December 27, 2013
Receivable, net of allowance for doubtful accounts	Decrease	$6
Prepaid expenses and other current assets	Increase	1
Property and Equipment	Decrease	1
Other assets	Increase	1
Accrued payroll and related costs	Decrease	9
Accrued expenses and other current liabilities	Decrease	18
Deferred revenue and advance contract payments	Increase	22

The Company determined that the impact of the consolidated out of period adjustments recorded in the third quarter of fiscal 2014 was immaterial to the consolidated results, financial position and cash flows for the third quarter of fiscal 2014 and prior periods. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014.

Cash Flows

	Nine Months Ended
Amounts in millions	January 2, 2015	December 27, 2013
Net cash provided by operating activities	$1,143	$1,012
Net cash used in investing activities	(399)	(377)
Net cash used in financing activities	(679)	(393)
Effect of exchange rate changes on cash and cash equivalents	(115)	(12)
Net (decrease) increase in cash and cash equivalents	(50)	230
Cash and cash equivalents at beginning of year	2,443	2,054
Cash and cash equivalents at the end of period	$2,393	$2,284

Net cash provided by operating activities for the first nine months of fiscal 2015 was $1,143 million, an increase of $131 million compared to the first nine months of fiscal 2014. The increase in net operating cash flow was a combination of lower payroll payments due to lower headcount, lower restructuring payments of $56 million, and lower vendor payments. Partially offsetting these increases were higher tax payments of $27 million.

Net cash used in investing activities for the first nine months of fiscal 2015 was $399 million, an increase in outflow of $22 million compared to the first nine months of fiscal 2014. The year-over-year increase in outflow was primarily due to lower net proceeds from fiscal 2014 business divestitures of $258 million, partially offset by lower payments for acquisitions of $155 million, and $87 million of higher net proceeds from sales of contract assets to customers. The lower net proceeds from business divestitures primarily related to the Company's fiscal 2014 sale of NPS' Applied Technology Division, and its flood-insurance-related business process outsourcing business. The lower payments for acquisitions primarily related to CSC's fiscal 2014 acquisitions of ServiceMesh Inc. and Infochimps (see Note 4 to the unaudited Consolidated Condensed Financial Statements).

Net cash used in financing activities in the first nine months of fiscal 2015 was $679 million, an increase in outflow of $286 million compared to the first nine months of fiscal 2014. The increase in outflow was primarily due to lower net proceeds from borrowings of $440 million and higher share repurchases of $142 million as compared to the prior year. These increased outflows were partially offset by lower repayments of capital leases and other borrowings for asset financing of $231 million, and higher proceeds from exercise of stock options of $39 million.

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

Liquidity and Capital Resources

Cash and cash equivalents were $2.4 billion at January 2, 2015 and at March 28, 2014. At January 2, 2015, the Company had approximately $1.2 billion of cash and cash equivalents held in foreign subsidiaries outside of the U.S. It is generally management's intent to permanently reinvest earnings of its foreign operations. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. income taxes. The Company has no current plans and does not anticipate repatriating cash to the U.S. as taxable dividends. However, if these funds are needed for CSC's U.S. operations, the Company may repatriate some of the cash to the U.S. operations through settlement of inter-company loans or return of capital distributions in a tax efficient manner. The cash held outside of the U.S. can be used by the Company to fund strategic acquisitions off-shore such as the fiscal 2012 acquisitions of iSOFT and Applabs.

At the end of the third quarter of fiscal 2015, CSC’s ratio of net debt to total capitalization was 5.4%, as compared to 6.5% at the end of fiscal 2014. The decrease in the ratio was due primarily to a decrease in net debt.

The following table summarizes the Company’s capitalization ratios as of the end of the third quarter of fiscal 2015 and 2014:

	As of
(Amounts in millions)	January 2, 2015	March 28, 2014
Total debt	$2,724	$2,888
Cash and cash equivalents	2,393	2,443
Net debt	$331	$445

Total debt	$2,724	$2,888
Equity	3,355	3,944
Total capitalization	$6,079	$6,832

Debt-to-total capitalization	44.8%	42.3%
Net debt-to-total capitalization	5.4%	6.5%

At January 2, 2015, the Company had $554 million of current maturities of long-term debt, $2.2 billion of long-term debt, and no amounts drawn under either of the Company's $2.5 billion committed revolving credit facility or of CSC Finance Co. LLC's (CSC Finco) $250 million Lease Credit Facility.

During the second quarter of fiscal 2015, CSC modified its existing $2.5 billion credit facility agreement by extending the maturity date from January 15, 2019 to January 15, 2020. Also, the Company extended the maturity date of its £250 million ($389 million) note payable from December 19, 2014 to January 19, 2016, effective December 19, 2014. The Company was in compliance with all financial covenants applicable to the credit facility agreement and note payable as of January 2, 2015 and March 28, 2014.

During the first quarter of fiscal 2015, CSC Asset Funding I LLC, which is a special purpose subsidiary of CSC Finco which is a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution on behalf of a syndicate of banks which provides for a $250 million committed Lease Credit Facility (Leasing Facility) to finance CSC Finco's capital expenditures of IT equipment and associated software in support of IT services provided to the Company's customers. The draw down availability period for the Leasing Facility is eighteen months, and once drawn, converts into individual term notes of variable terms up to sixty months therefrom, depending on the nature of the underlying equipment being financed. There were no borrowings against the Leasing Facility as of January 2, 2015, and CSC Finco was in compliance with all financial covenants under the Leasing Facility as of January 2, 2015.

In May 2014, the Company's Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock, after completion of a prior repurchase program. The timing, volume, and nature of future share repurchases are at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the repurchase program. During the first nine months of fiscal 2015, the Company repurchased 7,205,050 shares through open market purchases for aggregate consideration of $437 million at a weighted average price of $60.60 per share.

During the second quarter of fiscal 2015, the Company entered into an accelerated share repurchase (ASR) agreement with a financial institution by advancing cash proceeds of $125 million. At inception, the ASR was initially settled by delivery of 1,258,651 shares to the Company, all of which were immediately retired. The actual number of shares required to be delivered to the Company was based on the trading prices of the Company's stock over a defined trading execution period under the agreement. Under certain circumstances, portions of the original amounts advanced to the financial counterparty could be returned to the Company. Subsequent to the end of the second quarter, after completion of the pricing period, the financial institution returned $50 million to the Company and delivered 31,830 additional shares. As a result, the Company repurchased under the ASR, 1,290,481 shares for a consideration of $75 million, at an average price of $58.12 per share. In the aggregate, combining both open market repurchases and ASR repurchases, the Company repurchased 181,830 shares and 8,495,531 during the third quarter and the first nine months of fiscal 2015, respectively, for total consideration of $9 million and $512 million, respectively.

During the first nine months of fiscal 2015, the Company declared quarterly cash dividends to its common stockholders aggregating to $0.69 per share, or approximately $98 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Company's Board of Directors. On May 8, 2014, the Company's Board of Directors approved an increase in quarterly cash dividends to common stockholders, to $0.23 per share.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its revolving credit facility. As of January 2, 2015, the Company’s total liquidity was $4.9 billion, consisting of $2.4 billion of cash and cash equivalents and the full $2.5 billion available under the Company's revolving credit facility. In addition, the Company had access to CSC Finco's undrawn $250 million Leasing Facility at CSC Finco to fund capital expenditures. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and available borrowings under the Company's undrawn revolving credit facility and CSC Finco's Leasing Facility. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to obtain debt financing on acceptable terms in the future.

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

* The Company elected to suspend its commercial paper program; as a result, the rating agencies withdrew their short-term ratings (S&P's rating was withdrawn on April 14, 2014). The Company believes that it can re-activate its commercial paper program at any time it is needed.

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

Accounting

Prior to the IACCN, the NHS contract has been accounted for using the percentage-of-completion method based on management's best estimates of total contract revenue and costs. Based on then existing circumstances, CSC revised its estimate of revenues and costs at completion during the third quarter of fiscal 2012 to include only those revenues reasonably assured of collection. As a result of that change, the Company recorded a $1.5 billion contract charge in that quarter, resulting in no material remaining net assets. See additional disclosures in Notes 5 and 19 to the unaudited Consolidated Condensed Financial Statements related to the settlement with the SEC.

The terms of the IACCN (as now embodied in the RPA) represented a significant modification to the prior agreement, including a significant reduction in additional product development and elimination of any commitment by the NHS to future Lorenzo deployments and the Company's exclusivity rights in two of the three contract regions. The Company concluded that it will account for the terms of the IACCN (as now embodied in the RPA) as a new contract and will recognize revenue as a services arrangement. Revenue recognition for each trust deployment will begin at the start of the trust's hosting period. Payments from the NHS for deployment of systems will be deferred and recognized over the service period. Direct costs incurred for deployment activities will be deferred and amortized to expense over the service period as well. The total up-front consideration of £78 million ($120 million), including the £68 million ($105 million) net settlement payment and a £10 million ($15 million) escrow release, is primarily attributed to future Lorenzo deployments and will be deferred and recognized as revenue ratably over the term of the contract ending July 2016. The £10 million ($15 million) payment received on March 28, 2013, as well as future consideration not noted above, when and if earned, will be deferred and amortized over the longer of the term of the contract or the estimated performance period. As of January 2, 2015, the amount of deferred costs and deferred revenues was $18 million and $166 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING ESTIMATES

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the unaudited Consolidated Condensed Financial Statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for fiscal 2014. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the Consolidated Condensed Financial Statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation and recoverability on long term, fixed-price contracts; revenue recognition on software license sales that require significant customization; estimates used to determine deferred income taxes; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze contingencies and litigation. Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. federal government. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. The Company routinely negotiates such contract modifications. For all these estimates, the Company cautions that future events may not develop as forecast, and the best estimates routinely require adjustment. During fiscal 2015, there have been no changes to the Company's critical accounting estimates described in the Company's Annual Report on Form 10-K for fiscal 2014.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014. For the quarter ended January 2, 2015, there have been no material changes to the sources and effects of the Company's market risk.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of January 2, 2015 to ensure (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 2, 2015.

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

During the fiscal quarter ended January 2, 2015, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

2.
We are the subject of an ongoing SEC investigation. Although the Company has reached an understanding with the staff of the SEC regarding a settlement of the SEC investigation, final resolution of the SEC investigation is subject to the preparation and negotiation of documentation satisfactory to the Company and the SEC and formal authorization by the SEC. Failure to reach final settlement on the expected terms or to obtain the necessary approvals of the proposed settlement could have an adverse impact on our reputation, business, financial condition, results of operation or cash flows.

As previously disclosed, on January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation. That investigation covered a range of matters as previously disclosed by the Company, including certain of the Company’s prior disclosures and accounting determinations. On May 2, 2011, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) commenced an independent investigation. The Audit Committee retained independent counsel to represent the Company on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel retained forensic accountants and disclosure experts to assist with their work. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement.

As a result of findings by the Audit Committee’s independent investigation, the Company has previously acknowledged certain historic errors and irregularities relating to accounting entries arising from the Nordics region, Australia, and the Company’s contractual relationship with the U.K. National Health Service (the “NHS”), self-reported these errors and irregularities to the SEC’s Division of Enforcement, and made adjustments to its financial statements that are related to prior periods as reported in its past filings. In addition, as previously disclosed, certain personnel in certain foreign operations were reprimanded, suspended, terminated and/or resigned and additional controls were implemented. Based on recommendations from the Audit Committee’s independent investigation, the Company also instituted comprehensive enhancements beginning in 2011 to its compliance, financial and disclosure controls, and to the function of internal audit. In doing so, the Company made significant changes to prevent the type of misconduct identified by the Audit Committee’s independent investigation from recurring. The Company previously took significant steps to enhance its compliance culture and to remediate any deficiencies through: (1) Company-wide communications concerning the Company’s key organizational values of ethics, compliance and integrity; (2) strengthening internal controls and processes to further ensure the accuracy and integrity of the Company’s financial reporting; (3) improving technical training for employees in finance and accounting roles; (4) a restructuring of the internal audit group and the outsourcing of many internal audit activities to Ernst & Young to enhance the quality and scalability of the Company’s overall internal audit function; (5) creating an independent investigations unit at the Company to investigate suspected violations of the law or the Company's Code of Conduct; (6) elevating the position of Chief Compliance and Ethics Officer to provide direct reporting to the Audit Committee; (7) creating a new position of Chief Accounting Officer responsible for developing accounting policies and reviewing complex technical accounting issues; and (8) revising policies and procedures concerning percentage-of-completion (“POC”) accounting to enhance the review and monitoring of long-term contracts, including those contracts similar to the contract with NHS.

The Company has been in continuing discussions with the SEC’s staff concerning a potential resolution of the SEC’s investigation. Many of those discussions have concerned the Company’s prior use in fiscal 2009-2012 of the terms of ongoing NHS contract negotiations in developing its assumptions and judgments with respect to the margin used in recognizing profit under the POC accounting method and in evaluating the recoverability of NHS contract assets as well as the Company’s prior disclosures concerning such matters.

As previously disclosed, the Company has reached an understanding with the staff of the SEC regarding a settlement. Based on that understanding, the SEC will file an administrative enforcement action alleging violations of the anti-fraud, reporting, and books-and-records provisions of the U.S. securities laws. The Company would neither admit nor deny the allegations, but would agree to cease-and-desist from committing or causing any violations or future violations of those provisions.

Pursuant to this understanding, the Company intends to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and fiscal 2010 reflected in the five-year selected financial data table, all as set forth in CSC’s Form 10-K for the fiscal year ended March 28, 2014. The restatement will have no impact on the Company’s financial statements for fiscal 2013 or fiscal 2014 or the first, second, and third quarters of fiscal 2015. Subject to formal SEC authorization of the proposed settlement, CSC intends to file its Form 10-K/A for the fiscal year ended March 28, 2014 reflecting the restatement as soon as practicable thereafter. The Board of Directors of the Company determined that the Company's previously issued consolidated financial statements for fiscal 2009-2012 (including the associated auditors' reports and the interim periods within those years) should no longer be relied upon.

The restatement will reflect the Company's acknowledgment that there were accounting errors in fiscal 2009-2012 with respect to certain assumptions under the POC accounting method for the NHS contract. As part of the restatement, the Company will revise those assumptions based upon uncertainty with respect to a range of possible final outcomes under the NHS contract. As a result, the Company will revise the accounting based on the impracticality of estimating a specific level of profit during this period in order to reflect a profit margin of zero under the POC accounting rules. The result is that approximately $130 million of operating profit is no longer recognized in prior years, thereby reducing the impairment charge previously recorded in fiscal 2012 by approximately that same amount.

Further, as part of the settlement discussions, the SEC’s staff has advised the Company that it has concluded that the Company should have recorded the previously disclosed impairment charge related to the NHS contract in fiscal 2011 instead of fiscal 2012. The Company’s restatement accordingly will reflect an impairment charge of approximately $1.16 billion in fiscal 2011, reducing the impairment charge previously recognized in fiscal 2012. Due to this modification, the Company also will move $2.51 billion of the previously disclosed fiscal 2012 goodwill impairment charge of approximately $2.75 billion to fiscal 2011.

The anticipated result of the restatement is to reduce net income by approximately $50 million in fiscal 2010 and approximately $3.69 billion in fiscal 2011 and to increase net income in fiscal 2012 by approximately $3.90 billion.

As part of the Company’s understanding with the staff of the SEC regarding terms of the settlement, the Company also has agreed to pay a penalty of $190 million and to implement a review of its compliance policies through an independent compliance consultant. The Company has recorded a pre-tax charge of approximately $195 million for the penalty and related expenses in its third quarter of fiscal 2015.

Final resolution of these matters is subject to the preparation and negotiation of documentation satisfactory to the Company and the SEC, including formal authorization by the SEC. If we do not reach final settlement on the expected terms or if the necessary approvals do not occur, either we may enter into further discussions with the SEC to resolve the matters under investigation on different terms and conditions or we may litigate the matters. We cannot predict the timing or terms of any such further discussions or resolution or the outcome of any subsequent litigation with the government, but any such resolution or outcome could have an adverse impact on the Company's reputation, business, financial condition, results of operation or cash flows.

See Note 5 to the unaudited Consolidated Condensed Financial Statements for further discussion concerning these matters.

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

Over the course of a long-term contract, our customers' financial condition may change such that their ability to pay their obligations, and our ability to collect our fees for services rendered, is adversely affected. Additionally, we may perform work for the U.S. federal government and state governments, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-scope work directed or caused by the government customer in support of its critical missions. While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming and successful collection is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse effect on our profitability.

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

We are engaged in providing services under contracts with U.S. government agencies. These contracts are subject to extensive legal and regulatory requirements and, from time to time, such agencies audit or investigate whether our operations are being conducted in accordance with these requirements. These audits or investigations may include a review of our performance on contracts, pricing practices, cost structure and compliance with applicable laws and regulations. U.S. government audits or investigations of us, whether related to the Company's federal government contracts or conducted for other reasons, including, without limitation, the proposed settlement of the SEC investigation described herein, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. In addition, we could suffer serious reputational harm. If any of these should occur, our reputation may be adversely impacted and our relationship with the agencies we work with may be damaged, resulting in a material and adverse effect on our profitability.

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

A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. Our contracts and the services we provide under our contracts are often highly complex and may include numerous mutual performance obligations and conditions as well as terms permitting each party to issue default notices unilaterally which, assuming the notices are validated as proper under the contract and the default is not remedied within the applicable cure period, may entitle the non-defaulting party to terminate the contract. During the course of a contractual relationship one or both parties may issue default notices; however, given the nature of our services and our relationships with our customers, the parties routinely resolve these issues on commercially reasonable terms. If we are not able to negotiate a commercially reasonable resolution in a particular situation and termination rights are asserted, protracted litigation could ensue.

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

Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. We are subject to the continuous examination of its income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our financial condition and operating results.

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

We enter into foreign currency forward contracts and options, and interest rate swaps with a number of counterparties. As of January 2, 2015, we had outstanding foreign currency forward contracts with a notional value of $512 million, and interest rate swap transactions of $275 million and no outstanding option contracts. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended January 2, 2015 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 4, 2014 to October 31, 2014	517	$58.62	—	$1,122,113,808
November 1, 2014 to November 28, 2014	260,260	$60.21	150,000	$1,113,250,728
November 29, 2014 to January 2, 2015	13,351	$61.64	—	$1,113,250,728

(1)
The Company accepted 124,128 shares of its common stock in the quarter ended January 2, 2015 from employees in lieu of cash due to the Company in connection with the settlement of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 0 shares of its common stock in the quarter ended January 2, 2015 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
During the first quarter of fiscal 2015, the Company's Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock. CSC has been implementing these programs through purchases made in open market transactions in compliance with SEC Rule 10b-18 and Rule 10b5-1, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board of Directors has not established an end date for the repurchase program. The approximate amount for which shares may yet be purchased under this program at January 2, 2015 is $1.1 billion.

The Company repurchased 150,000 shares of its common stock in the fiscal quarter ended January 2, 2015 pursuant to the share repurchase program. Not included in the schedule above is 31,380 additional shares delivered to Company after completion of ASR (see Note 13 to the Consolidated Condensed Financial Statements).

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

COMPUTER SCIENCES CORPORATION

Dated:	February 10, 2015	By:	/s/ Diane E. Wilfong
		Name:	Diane E. Wilfong
		Title:	Vice President and Controller
(Principal Accounting Officer)