Form 10-K/A
period 2014-03-28
COMPUTER SCIENCES CORP
filed 2015-06-05
CIK 23082

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      ☐ Yes  ☒   No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on June 27, 2014, are incorporated by reference into Part III hereof.

1

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to the Annual Report on Form 10-K of Computer Sciences Corporation (the “Company” or “CSC”) for the fiscal year ended March 28, 2014 (the Original Filing) is being filed to reflect the restatement of the Company’s audited financial statements for fiscal year 2012 and summary financial results for fiscal year 2011 and fiscal year 2010 with respect to certain elements of the Company’s historical accounting for its contractual relationship with the U.K. National Health Service (the NHS) in connection with the settlement of a civil investigation by the Securities and Exchange Commission (the SEC), as described below. The restatement has no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, of Comprehensive Income (Loss), of Cash Flows and of Changes in Equity for fiscal years 2013 or 2014 or on its financial statements for the first, second and third quarters of fiscal year 2015. See Note 2, “Restatement and Adjustment of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K/A for additional information regarding the restatement.

In addition, during the first quarter of fiscal year 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-employment benefit plans. These changes have been reported through retrospective application of the new accounting methods to all periods presented in this Form 10-K/A. As a result, the Consolidated Statements of Operations, Statements of Comprehensive Income (Loss), Statements of Cash Flows and Statements of Changes in Equity for the fiscal years ended March 28, 2014, March 29, 2013 and March 30, 2012, the Consolidated Balance Sheets as of March 28, 2014 and March 29, 2013, and all related footnotes have been adjusted from those presented in the Original Filing to reflect this change.

Effective in fiscal 2015, the Company also changed its inter-company accounting policy. Previously, inter-company transactions between segments were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost offsets. The new inter-company policy has been applied retrospectively to all periods presented in this Form 10-K/A, resulting in adjustments to segment results. See Note 21, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements of this Form 10-K/A for additional information.

The Original Filing was filed with the SEC on May 22, 2014. This Form 10-K/A has not been updated from the Original Filing except as required to reflect the effects of the restatement and adjustments described herein and does not purport to provide an update or a discussion of any other developments with respect to the Company subsequent to the date of the Original Filing. We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement or the adjustments.

Background of the Restatement

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

As a result of findings by the Audit Committee’s independent investigation, the Company has previously acknowledged certain historic errors and irregularities relating to accounting entries arising from the Nordics region, Australia, and the Company’s contractual relationship with the NHS, self-reported these errors and irregularities to the SEC’s Division of Enforcement, and made out of period adjustments to its financial statements as reported in its past filings. In addition, as previously disclosed, certain personnel in certain foreign operations were reprimanded, suspended, terminated and/or resigned and additional controls were implemented. Based on recommendations from the Audit Committee’s independent investigation and discussions with the SEC's staff concerning the SEC's investigation, the Company also instituted comprehensive enhancements beginning in 2011 to its compliance, financial and disclosure controls, and to the function

2

of internal audit. In doing so, the Company made significant changes to prevent the type of misconduct identified by the Audit Committee’s independent investigation from recurring.  The Company previously took significant steps to enhance its compliance culture and to remediate any deficiencies through: (1) Company-wide communications concerning the Company’s key organizational values of ethics, compliance and integrity; (2) strengthening internal controls and processes to further ensure the accuracy and integrity of the Company’s financial reporting; (3) improving technical training for employees in finance and accounting roles; (4) a restructuring of the internal audit group and the outsourcing of many internal audit activities to Ernst & Young to enhance the quality and scalability of the Company’s overall internal audit function; (5) creating an independent investigations unit at the Company to investigate suspected violations of the law or Code of Conduct; (6) elevating the position of Chief Compliance and Ethics Officer to provide direct reporting to the Audit Committee; (7) creating a new position of Chief Accounting Officer responsible for developing accounting policies and reviewing complex technical accounting issues; and (8) revising policies and procedures concerning percentage-of-completion (POC) accounting to enhance the review and monitoring of long-term contracts, including those contracts similar to the NHS contract.

The Company participated in discussions with the SEC’s staff concerning a resolution of the SEC’s investigation. Many of those discussions concerned the Company’s prior use in fiscal years 2009-2012 of the terms of ongoing NHS contract negotiations in developing its assumptions and judgments with respect to the margin used in recognizing profit under the POC accounting method and in evaluating the recoverability of NHS contract assets as well as the Company’s prior disclosures concerning such matters.

On June 5, 2015, the Company reached a settlement with the staff of the SEC (the SEC Settlement) of an administrative enforcement action alleging violations of the anti-fraud, reporting, books-and-records and internal controls provisions of the U.S. securities laws. The Company has neither admitted nor denied the allegations, but has agreed to cease-and-desist from committing or causing any violations or future violations of those provisions.

Pursuant to the settlement, the Company is restating its audited financial statements for fiscal year 2012 and its summary financial results for fiscal year 2011 and fiscal year 2010 reflected in the five-year selected financial data table, all as set forth in the Original Filing. Accordingly, we are filing this Form 10-K/A to restate our audited consolidated financial statements and related disclosures. The restatement has no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, of Comprehensive Income (Loss), of Cash Flows and of Changes in Equity for fiscal years 2013 or 2014 or on its financial statements for the first, second, and third quarters of fiscal year 2015.

This restatement reflects the Company's acknowledgment that there were accounting errors in fiscal years 2009-2012 with respect to certain assumptions under the POC accounting method for the NHS contract. As part of the restatement, the Company has revised those assumptions based upon uncertainty with respect to a range of possible final outcomes under the NHS contract. As a result, the Company has revised the accounting based on the impracticality of estimating a specific level of profit during this period in order to reflect a profit margin of zero under the POC accounting rules, beginning in the first quarter of fiscal 2009. The result is that $129 million of operating income through the beginning of fiscal 2012 is no longer recognized in prior years, thereby reducing the impairment charge previously recorded in fiscal 2012 by approximately that same amount. As a result, the Company recorded the following changes to historic cost of services, thereby reducing reported operating income by the same amount, increasing cost of services by $131 million in fiscal year 2009, increasing cost of services by $35 million in fiscal year 2010, decreasing cost of services by $37 million in fiscal 2011 and decreasing cost of services by $146 million in fiscal year 2012.

Further, as part of the settlement discussions, the SEC’s staff advised the Company that it had concluded that the Company should have recorded the previously disclosed impairment charge related to the NHS contract in fiscal year 2011 instead of fiscal year 2012. This restatement accordingly reflects an impairment charge of $1,158 million in fiscal year 2011, reducing the impairment charge previously recognized in fiscal year 2012. Due to the change in the timing of the impairment on the NHS contract, the Company also moved $2,511 million of the previously reported fiscal year 2012 goodwill impairment charge of $2,745 million to fiscal year 2011. All of which resulted in a reduction in retained earnings as of the beginning of fiscal 2012.

The result of the restatement is to reduce net income by $64 million in fiscal 2010 and $3,640 million in fiscal 2011 and to increase net income in fiscal 2012 by $3,901 million from amounts previously reported.

3

The result of the restatement is to reduce the fiscal 2010 diluted EPS by $0.41, reduce the fiscal 2011 diluted EPS by $23.56, and to increase the fiscal 2012 diluted EPS by $25.17 from amounts previously reported.

As part of the terms of the SEC Settlement, the Company agreed to pay a penalty of $190 million and agreed to implement a review of its compliance policies through an independent compliance consultant. The Company recorded a pre-tax charge of approximately $197 million for the penalty and related expenses in fiscal 2015.

In connection with the SEC Settlement, on December 26, 2014, the Board of Directors of the Company determined that the Company’s previously issued audited consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon for fiscal year 2012 and summary financial results for fiscal years 2011 and 2010 in the Original Filing, the previously issued audited consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon for fiscal years 2011, 2010 and 2009 and the unaudited condensed consolidated financial statements for the interim periods within those years should no longer be relied upon.

Internal Control Considerations

The Company made a number of changes to its internal control over financial reporting, beginning in fiscal 2011 and continuing through the end of the fiscal 2013, to address issues identified in the Audit Committee’s independent investigation and discussions with the SEC’s staff concerning the SEC’s investigation. None of such changes, at the time of implementation, was deemed by the Company to constitute a material change in its internal control over financial reporting. However, in connection with and as a result of the restatement, the Company has now determined that there is a reasonable likelihood that the aggregation of these changes materially affected the Company's internal control over financial reporting. For a discussion of the changes made to our internal controls over financial reporting, see Part II, Item 9A included in this filing.

For convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. The following items have been amended principally as a result of, and to reflect, the restatement and other adjustments:

•	Part I, Item 1. - Business;

•	Part I, Item 1A. - Risk Factors;

•	Part 1, Item 1B. - Unresolved Staff Comments;

•	Part I, Item 3. - Legal Proceedings;

•	Part II, Item 6. - Restated Selected Financial Data;

•	Part II, Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8. - Restated Financial Statements and Supplementary Data;

•	Part II, Item 9A. - Controls and Procedures; and

•	Part IV, Item 15B. - Exhibits.

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The remaining Items contained within this Form 10-K/A consist of all other Items originally contained in the Original Filing and are included for the convenience of the reader. The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed. This Form 10-K/A speaks as of the date of the Original Filing, and has not been updated to reflect events occurring subsequent to the Original Filing date other than those relating to the SEC investigation, the resulting restatement and the other adjustments described above.

4

i

PART I

Item 1.	Business

As discussed in the Explanatory Note and Note 2 to the Consolidated Financial Statements, we have restated our financial statements for fiscal 2012 and the summary financial results for fiscal 2011 and fiscal 2010 reflected in the five-year selected financial data table with respect to certain elements of the Company’s historical accounting for its contractual relationship with the NHS in connection with the SEC Settlement.

In addition, during the first quarter of fiscal year 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-employment benefit plans. These changes have been reported through retrospective application of the new accounting methods to all periods presented in this Form 10-K/A. Effective in fiscal 2015, the Company also changed its inter-company accounting policy. Previously, inter-company transactions between segments were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost offsets. The new inter-company policy has been applied retrospectively to all periods presented in this Form 10-K/A, resulting in adjustments to segment results. See Note 2, Note 3, and Note 21 to the Consolidated Financial Statements for additional information.

Accordingly, Item 1 (Business), Item 1A (Risk Factors) and Item 1B (Unresolved Staff Comments) have been revised for the effects of the restatement and adjustments described herein.

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

CSC's service contracts are of various duration, scope and terms and conditions. CSC's contracts typically contain provisions by which customers may terminate the contract prior to completion, though such instances are infrequent due to the differentiated services provided, complex transition of personnel, assets, methodologies and processes involved. If a contract is terminated early for convenience, the Company seeks to recover tangible assets, investments and other intangible assets through stated contract terms or negotiation. If a contract is terminated early due to CSC's default, the Company may have additional liability and also its ability to compete for future business could be adversely impacted. The U.S. federal government may terminate almost all of CSC's government contracts and subcontracts either at its convenience or for default based on factors set forth in the Federal Acquisition Regulation. Upon termination for convenience of a fixed-price type contract, our U.S. federal government contracts normally entitle us to receive the purchase price for delivered items, reimbursement for contractual commitments and allowable costs for work-in-process, and a reasonable allowance for profit, although there can also be financial impact resulting from the negotiated contract settlement. Upon termination for convenience of a U.S. federal government cost reimbursable or time and material contract, we normally are entitled to reimbursement of allowable costs plus a fee. Allowable costs generally include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, generally is related to the portion of the work completed prior to termination and is determined by negotiation. See Risk Factor number 18 under Item 1A "Risk Factors" in this Annual Report for further discussion.

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

The Company's new reportable segments are Global Business Services (GBS), Global Infrastructure Services (GIS), and North American Public Sector (NPS). Geographically, CSC has significant operations throughout North America, Europe, Asia and Australia. Segment and geographic information are included in Note 21 to the Consolidated Financial Statements for the year ended March 28, 2014. For a discussion of risks associated with our foreign operations, see Risk Factor number 15 under Item 1A "Risk Factors".

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

Effective fiscal 2015, the Company changed its inter-company accounting policy. Previously, inter-company transactions were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost transfers. The new inter-company policy has been applied retrospectively, adjusting the segment results for all prior periods presented.

During the last three fiscal years, the Company’s revenue mix by line of business was as follows:

	2014	2013	2012
Global Business Services	33%	34%	34%
Global Infrastructure Services	35%	33%	33%
North American Public Sector	32%	33%	33%
Total Revenues	100%	100%	100%

Fiscal 2014 Overview

CSC improved profit margins, earnings per share (EPS) and free cash flow during 2014. Total revenue of $12,998 million decreased by 8.4% year over year, reflecting a slowdown in public sector activity, the divestiture of CSC's Australian IT staffing business in January 2013, and certain headwinds in its commercial business, such as the repositioning of its consulting business impact of restructured contracts, and price-downs. The Company continued to benefit from its cost takeout initiatives as demonstrated by the increase in EBIT margins from 2.8% to 10.7%.

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

In September 2013, CSC committed to a plan to sell a small software business, a part of the GBS segment's Industry Software & Solutions group (GBS-IS&S). CSC is actively marketing this business for sale and expects the divestiture to be completed during the first half of fiscal 2015. On July 19, 2013, CSC completed the sale of its base operations, aviation and ranges services business unit, Applied Technology Division (ATD) within its NPS Segment, to a strategic investor for cash consideration of $178 million plus a net working capital adjustment receivable of $6 million. The pre-tax gain on disposal was $77 million, representing the excess of the sale price over the carrying value of the net assets of the divested business, less transaction costs of $5 million. On May 21, 2013, CSC completed the divestiture of its flood insurance-related business process outsourcing practice (flood insurance BPO), within CSC's GBS segment, to a financial investor for cash consideration of $43 million plus a net working capital adjustment of $4 million. The pre-tax gain on disposal was $25 million, representing the excess of the net proceeds over the carrying value of the net assets of the divested business and the related transaction costs.

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

For further discussion of these acquisitions and divestitures, see Notes 5 and 6 to the Consolidated Financial Statements.

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

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

All of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and other materials required to be filed with or furnished to the U.S. Securities and Exchange Commission (SEC), are available free of charge through the Company’s Internet website, www.csc.com, or through the CSC Investor Relations Office at 1-800-542-3070. The content on any website referred to in this Annual Report on Form 10-K/A is not incorporated by reference into this report, unless expressly noted otherwise. As soon as reasonably practical after the Company has electronically filed such material with or furnished it to the SEC, these items can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Periodic reports, proxy statements, information statements, and other information filed with or furnished by the Company to the SEC are available on the SEC’s website, www.sec.gov, or by calling the SEC at 1-800-SEC-0330 (1-800-732-0330).

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

Forward-looking information contained in these statements include, among other things, statements with respect to CSC’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of CSC’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed below under Item 1A "Risk Factors."

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

See Note 23 to the Consolidated Financial Statements for further discussion concerning the foregoing matters.

3.	Contracts with the U.S. federal government and related agencies account for a significant portion of our revenue and earnings.

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

4.
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

5.
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

6.	Our ability to raise additional capital for future needs will impact our ability to compete in the markets we serve.

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

7.
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

8.	We could suffer additional losses due to asset impairment charges.

We test our goodwill for impairment during the second quarter of every year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with Accounting Standards Codification (ASC) 350 "Goodwill and Other Intangible Assets". If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment under ASC 350 could result and a non-cash charge could be required.

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

9.	If our customers experience financial difficulties or request out-of-scope work, we may not be able to collect our receivables, which would materially and adversely affect our profitability.

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

10.	If we are unable to accurately estimate the cost of services and the time line for completion of contracts, the profitability of our contracts may be materially and adversely affected.

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

11.	We are defendants in pending litigation that may have a material and adverse impact on our profitability.

As noted in Part I, Item 3, Legal Proceedings and Note 25 to the Consolidated Financial Statements, we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities which may have a material and adverse impact on our liquidity and earnings.

12.	Our contracts with U.S. government agencies are subject to regulations, audits and cost adjustments by the U.S. government, which could materially and adversely affect our operations.

We are engaged in providing services under contracts with U.S. government agencies. These contracts are subject to extensive legal and regulatory requirements and, from time to time, such agencies audit or investigate whether our operations are being conducted in accordance with these requirements. These audits or investigations may include a review of our performance on contracts, pricing practices, cost structure and compliance with applicable laws and regulations. U.S. government audits or investigations of us, whether related to the Company's federal government contracts or conducted for other reasons, including, without limitation, the SEC Settlement, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. In addition, we could suffer serious reputational harm. If any of these should occur, our reputation may be adversely impacted and our relationship with the agencies we work with may be damaged, resulting in a material and adverse effect on our profitability.

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

14.	Our ability to perform services for certain of our government clients is dependent on our ability to maintain necessary security clearances.

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

16.	We may be exposed to negative publicity and other potential risks if we are unable to maintain effective internal controls over financial reporting.

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

17.	In the course of providing services to customers, we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages.

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

18.
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

19.
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

20.	Our performance on contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments.

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

21.	Security breaches or service interruptions could expose us to liability or impair our reputation, which could cause significant financial loss.

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

22.	Changes in the Company's tax rates could affect our future results.

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

23.	We may be adversely affected by disruptions in the credit markets, including disruptions that reduce our customers' access to credit and increase the costs to our customers of obtaining credit.

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

24.	Our hedging program is subject to counterparty default risk.

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

25.
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

26.	Catastrophic events or climate conditions may disrupt our business.

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

On February 11, 2011, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-Q for the fiscal quarter ended October 1, 2010 and Form 10-Q for the fiscal quarter ended December 31, 2010. The Company responded to that letter, which has been followed by a series of new letters with additional comments from the Staff on subsequent filings. The Company has responded to each of these letters with supplemental information and analyses to address the comments from the Staff. The Staff's comments have focused on a number of issues and have requested, among other things, additional information regarding the Company's previously disclosed accounting adjustments, the Company's conclusions regarding the materiality of such adjustments and the Company's analysis of the effectiveness of its disclosure controls and procedures and its internal control over financial reporting. As of May 22, 2014, the Company has not received confirmation from the Staff that its review process is complete. The Company intends to continue to work with the Staff and respond to any remaining comments.

On August 23, 2012, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-K for the fiscal year ended March 30, 2012. The Staff requested additional information and provided comments related to our acquisition of iSOFT Group Limited, revenue recognition policies and litigation matters. The Company responded to that letter on September 7, 2012 and September 19, 2012 and believes that it has addressed the Staff's comments. As of May 22, 2014, the Company has not received confirmation from the Staff that its review process is complete. The Company intends to continue to work with the Staff and respond to any remaining comments.

On July 30, 2013, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-K for the fiscal year ended March 29, 2013. The Staff requested additional information and provided comments related to CSC's risk factors, critical accounting estimates, revenue recognition policies and litigation matters. The Company responded to that letter on August 26, 2013. On October 2, 2013, the Company received a follow-up letter from the Staff on our revenue recognition policies. The Company responded to that letter and believes that it has addressed the Staff's comments. As of May 22, 2014, the Company has not received confirmation from the Staff that its review process is complete. The Company intends to continue to work with the Staff and respond to any remaining comments.

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

The information required by this Item is set forth in Note 25, Commitments & Contingencies of the Notes to the Consolidated Financial Statements under the caption “Contingencies”, contained in Part II - Item 8 of this filing. Such information is incorporated herein by reference and made a part hereof.

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

David W. Zolet was appointed Executive Vice President and General Manager, North American Public Sector in June 2012. Mr. Zolet joined CSC as Vice President of Business Development in the North American Public Sector in July 2010 and was promoted to President, North American Public Sector in June 2012. Prior to his tenure at the Company, from 2008 to 2010, Mr. Zolet was a Vice President of Public Sector Systems Integration at IBM. Prior to that, he held various senior positions at Northrop Grumman Corporation.

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

Cash dividends declared on our common stock for each quarter of fiscal 2014 and fiscal 2013 are included in Selected Quarterly Financial Data (Unaudited) of this Annual Report on Form 10-K/A. We expect to return excess cash flow to our stockholders from time to time through our common stock repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared or paid. Our share repurchase program and the declaration and payment of future dividends, the amount of any such share repurchases or dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things.

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

(d) Equity Compensation Plans

See Item 12 of this Annual Report on Form 10-K/A for information regarding our equity compensation plans.

Item 6.	Selected Financial Data

As discussed in the Explanatory Note and Note 2 to the Consolidated Financial Statements, CSC has restated its financial statements for fiscal 2012 and the summary financial results for fiscal 2011 and fiscal 2010 reflected in the five-year selected financial data table with respect to certain elements of the Company’s historical accounting for its contractual relationship with the NHS in connection with the SEC Settlement.

In addition, during the first quarter of fiscal year 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-employment benefit plans. These changes have been reported through retrospective application of the new accounting methods to all periods presented in this Form 10-K/A. Effective in fiscal 2015, the Company also changed its inter-company accounting policy. Previously, inter-company transactions between segments were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost offsets. The new inter-company policy has been applied retrospectively to all periods presented in this Form 10-K/A, resulting in adjustments to segment results. Please see Note 2, Note 3, and Note 21 to the Consolidated Financial Statements for additional information.

Accordingly, the Selected Financial Data tables below have been revised for the effects of the restatement and adjustments described herein.

	Five Year Review
Amounts in millions, except per share amounts	March 28, 2014(1)	March 29, 2013(1)	March 30, 2012(1)(3)	April 1, 2011(1)(3)	April 2, 2010(1)(3)
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)	(As Restated and Adjusted)	(As Restated and Adjusted)
Total assets	$11,389	$11,251	$11,189	$12,232	$16,187
Debt
Long-term, net of current maturities	2,207	2,498	1,486	2,409	3,669
Short-term	444	—	43	29	21
Current maturities	237	234	1,211	141	54
Total	2,888	2,732	2,740	2,579	3,744
Stockholders’ equity	3,944	3,160	2,834	3,662	6,247
Debt to total capitalization	42.3%	46.4%	49.2%	41.3%	37.5%

	Five Year Review
	Fiscal Year
Amounts in millions, except per-share amount	2014(1)(7)	2013(1)(2)(7)	2012(1)(2)(3)	2011(1)(2)(3)	2010(1)(2)(3)
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)	(As Restated and Adjusted)	(As Restated and Adjusted)
Revenues	$12,998	$14,195	$14,673	$14,470	$14,499
Costs of services (excludes depreciation and amortization, contract charge, settlement charge and restructuring costs of $70 (2014), $238 (2013) and $137 (2012))	9,272	11,293	12,643	11,527	11,805
Costs of services – specified contract charge (excludes amount charged to revenue of $132 (2011))(4)	—	—	—	1,026	—
Costs of services – settlement charge (excludes amount charged to revenue of $42)(5)	—	—	227	—	—
Restructuring costs	76	264	140	—	—
Goodwill impairment(6)	—	—	232	2,511	—
Income (loss) from continuing operations before taxes	1,263	235	(992)	(2,703)	393
Taxes on income (benefit)	383	(62)	(228)	239	(16)
Income (loss) from continuing operations, net of taxes	880	297	(764)	(2,942)	409
Income (loss) from discontinued operations, net of taxes	88	482	162	131	80
Net income (loss) attributable to CSC common shareholders	$947	$760	$(616)	$(2,832)	$477
Earnings (loss) per common share:
Basic:
Continuing operations	$5.81	$1.80	$(5.02)	$(19.18)	$2.62
Discontinued operations	0.60	3.12	1.05	0.85	0.51
	$6.41	$4.92	$(3.97)	$(18.33)	$3.13
Diluted:
Continuing operations	$5.70	$1.79	$(5.02)	$(19.18)	$2.58
Discontinued operations	0.58	3.10	1.05	0.85	0.50
	$6.28	$4.89	$(3.97)	$(18.33)	$3.08

Cash dividend per common share(8)	$0.80	$0.80	$0.80	$0.70	$—

(1)
Fiscal 2014 and prior year amounts have been adjusted to reflect the impact of the Company's changes in its pension accounting policies which became effective during the first quarter of fiscal 2015. See Notes 1 and 3 of the Consolidated Financial Statements.

(2)
Fiscal 2013 and prior year amounts have been adjusted to present discontinued operations for divestments of two businesses in fiscal 2014, and a business that CSC has committed to a plan to sell in fiscal 2014 and is expected to sell in fiscal 2015.

(3)	Fiscal 2012 and prior year amounts have been restated to reflect the correction of errors as described in Note 2 of the Consolidated Financial Statements.

(4)
Fiscal 2012 and fiscal 2011 have been restated to reflect the specified contract charge related to the Company’s contract with the U.K. National Health Service in fiscal 2011. See Note 2 of the Consolidated Financial Statements.

(5)	Fiscal 2012 settlement charge related to the contract settlement with the federal government. See Note 24 of the Consolidated Financial Statements.

(6)
Fiscal 2012 and Fiscal 2011 have been restated to reflect a goodwill impairment charge related to one reporting unit in the GBS segment in fiscal 2012 and goodwill impairment charges related to the GIS segment and one reporting unit in the GBS segment in fiscal 2011. See Note 2 and 13 of the Consolidated Financial Statements.

(7)	The Company recorded various out of period adjustments in fiscal 2014 and 2013 that should have been recorded in prior fiscal years. See Note 4 of the Consolidated Financial Statements.

(8)	In fiscal 2011, the Company implemented a regular quarterly dividend.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in the Explanatory Note and Note 2 to the Consolidated Financial Statements, CSC has restated its financial statements for fiscal 2012 and the summary financial results for fiscal 2011 and fiscal 2010 reflected in the five-year selected financial data table with respect to certain elements of the Company’s historical accounting for its contractual relationship with the NHS in connection with the SEC Settlement.

In addition, during the first quarter of fiscal year 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-employment benefit plans. These changes have been reported through retrospective application of the new accounting methods to all periods presented in this Form 10-K/A. Effective in fiscal 2015, the Company also changed its inter-company accounting policy. Previously, inter-company transactions between segments were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost offsets. The new inter-company policy has been applied retrospectively to all periods presented in this Form 10-K/A, resulting in adjustments to segment results. Please see Note 2, Note 3, and Note 21 to the Consolidated Financial Statements for additional information.

Accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement and adjustments described herein.

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

To conform to the new reportable segments, CSC filed a Form 8-K on February 7, 2014 to adjust prior period segment information presented in its Form 10-K for the fiscal year ended March 29, 2013. For additional information regarding our business segments, see Note 21 of the Consolidated Financial Statements.

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

The U.S. federal government may terminate almost all of CSC's government contracts and subcontracts either at its convenience or for default based on factors set forth in the Federal Acquisition Regulation. Upon termination for convenience of a fixed-price type contract, our U.S. federal government contracts normally entitle us to receive the purchase price for delivered items, reimbursement for contractual commitments and allowable costs for work-in-process, and a reasonable allowance for profit, although there can also be financial impact resulting from the negotiated contract settlement. Upon termination for convenience of a U.S. federal government cost reimbursable or time and material contract, we normally are entitled to reimbursement of allowable costs plus a fee. Allowable costs generally include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, generally is related to the portion of the work completed prior to termination and is determined by negotiation. See Risk Factor number 18 under Item 1A "Risk Factors" in this Annual Report for further discussion.

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

Fiscal 2014 Highlights

The key operating results for fiscal 2014 include:

•	Revenues decreased $1,197 million, or 8.4%, to $12,998 million compared to fiscal 2013. On a constant currency basis(1), revenues decreased $1,164 million or 8.2%.

•	Operating income(2) increased to $1,416 million as compared to $961 million in fiscal 2013. The operating income margins increased to 10.9% from 6.8% in fiscal 2013.

•	Earnings before interest and taxes(3) (EBIT) increased to $1,394 million as compared to $396 million in fiscal 2013. The EBIT margin increased to 10.7% from 2.8% in fiscal 2013.

•	Income from continuing operations before taxes was $1,263 million, compared to $235 million in fiscal 2013.

•	Income from discontinued operations, net of taxes was $88 million, compared to $482 million in fiscal 2013.

•	Net income attributable to CSC common shareholders was $947 million, compared to $760 million in fiscal 2013.

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

(2)
Operating income is a non-U.S. Generally Accepted Accounting Principle (GAAP) measure used by management to assess performance of the Company's segments and on a consolidated basis. The Company’s definition of such measure may differ from other companies. We define operating income as revenue less costs of services, depreciation and amortization expense, and segment general and administrative (G&A) expense, excluding corporate G&A. Management compensates for the limitations of this non-GAAP measure by also reviewing income (loss) from continuing operations before taxes, which includes costs excluded from the operating income definition such as goodwill impairment, corporate G&A, pension adjustments, which include mark-to-market adjustments to pension expense and pension settlement gains and losses, interest and other income (expense). A reconciliation of consolidated operating (loss) income to (loss) income from continuing operations before taxes is as follows:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)
Operating (loss) income	$1,416	$961	$77
Corporate G&A	(263)	(293)	(219)
Pension and OPEB actuarial & settlement gains (losses)	259	(297)	(479)
Interest expense	(147)	(183)	(171)
Interest Income	16	22	38
Goodwill impairment	—	—	(232)
Other income (expense), net	(18)	25	(6)
Income (loss) from continuing operations before taxes	$1,263	$235	$(992)

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

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)
Earnings (loss) before interest and taxes	$1,394	$396	$(859)
Interest expense	(147)	(183)	(171)
Interest income	16	22	38
Taxes on income	(383)	62	228
Income (loss) from continuing operations	$880	$297	$(764)

•	Diluted earnings per share (EPS) from continuing operations was $5.70 as compared to $1.79 in the prior year.

•	Diluted EPS from discontinued operations was $0.58 as compared to $3.10 in the prior year.

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

(4)
The Company deployed a new global order input system at the beginning of fiscal 2014 to enhance "lead-to-order" management. This new system permits better and more comprehensive tracking of awards, and enabled the implementation of a revised methodology for reporting new bookings. Fiscal 2013 awards have been revised to be consistent for comparison purposes.

(5)
Business awards for GIS are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include option years. Effective fiscal 2014, GBS' policy of tracking awards was made consistent with the existing GIS policy. For NPS, announced award values for competitive indefinite delivery and indefinite quantity (IDIQ) awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive IDIQ awards represent management’s estimate at the award date. CSC's business awards, for all periods presented, have been adjusted to exclude the awards relating to businesses that have been sold.

(6)
Backlog represents total estimated contract value of predominantly long-term contracts, based on customer commitments that the Company believes to be firm. Backlog value is based on contract commitments, management’s judgment and assumptions about volume of services, availability of customer funding and other factors. Backlog estimates for government contracts include both the funded and unfunded portions and all of the option periods. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. CSC's backlog, for all periods presented, have been adjusted to exclude the backlog relating to discontinued operations.

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

Results of Operations

Revenues

Revenues for the GBS, GIS, and NPS segments for fiscal 2014, 2013, and 2012 are as follows:

	Twelve Months Ended
	March 28, 2014		March 29, 2013		March 30, 2012
(Amounts in millions)	Amount	Percent Change	Amount	Percent Change	Amount
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)
GBS	$4,321	(10.8)%	$4,844	(3.3)%	$5,007
GIS	4,578	(2.4)	4,689	(1.9)	4,781
NPS	4,099	(12.1)	4,662	(4.6)	4,885
Total Revenue	$12,998	(8.4)%	$14,195	(3.3)%	$14,673

The major factors affecting the percent change in revenues are presented as follows:

Twelve Months Ended March 28, 2014 vs. March 29, 2013	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth (Decline)	Total
GBS	—	—	(10.8)%	(10.8)%
GIS	0.4%	(0.6)%	(2.2)	(2.4)
NPS	0.1	(0.1)	(12.1)	(12.1)
Cumulative Net Percentage	0.2%	(0.2)%	(8.4)%	(8.4)%

Twelve Months Ended March 29, 2013 vs. March 30, 2012	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth (Decline)	Total
GBS	2.3%	(2.5)%	(3.1)%	(3.3)%
GIS	—	(1.9)	—	(1.9)
NPS	0.5	—	(5.1)	(4.6)
Cumulative Net Percentage	1.0%	(1.5)%	(2.8)%	(3.3)%

The Company's fiscal 2014 revenue decreased $1,197 million as compared to fiscal 2013. This decrease was primarily due to a reduction in net internal revenue of $1,188 million and the adverse impact of foreign currency movement of $33 million, partially offset by $24 million of revenue from acquisitions.

The Company's fiscal 2013 revenue decreased $478 million as compared to fiscal 2012. This decrease was primarily due to a reduction in net internal revenue of $402 million and the adverse impact of foreign currency movement of $217 million, partially offset by $141 million of revenue from acquisitions.

Global Business Services

Fiscal 2014

GBS segment revenue decreased $523 million, or 10.8%, as compared to fiscal 2013. In constant currency, revenue decreased $522 million or 10.8%.

GBS revenue was unfavorably impacted by certain fiscal 2013 revenues that did not recur in fiscal 2014. These principally included revenues from the fiscal 2013 divestiture of the Company's Australian information technology staffing business unit (Paxus) of $216 million (see Note 6 to the Consolidated Financial Statements) and $55 million of milestone revenue realized on the NHS contract during the first quarter of fiscal 2013. In addition, fiscal 2014 GBS revenue was adversely impacted by adjustments of $23 million on certain contracts within the industry software and solutions (IS&S) group and net year-over-year adverse revenue adjustments of $19 million on contracts accounted for under the percentage-of-completion method.

Excluding the effect of the items mentioned above, GBS fiscal 2014 revenue decreased $210 million, or 4.3%, over the prior year. Of the total revenue decrease, $388 million was attributable primarily to GBS' efforts to reposition its consulting business to a partner-led model, and continuing challenging economic conditions and associated business performance, primarily in Australia and in the Central Europe regions. These revenue decreases were partially offset by $169 million of revenue growth on certain existing and new contracts.

During fiscal 2014, GBS had contract awards of $6.1 billion compared to $7.7 billion in fiscal 2013. The fiscal 2014 amount included $1.8 billion of renewals and recompetes, as compared to $2.6 billion in fiscal 2013.

Fiscal 2013

GBS segment revenue decreased $163 million, or 3.3%, as compared to fiscal 2012. In constant currency, revenue decreased $40 million, or 0.8%. The twelve-month revenue growth was unfavorably impacted by foreign currency movement in the U.S. dollar of $123 million, or 2.5%, primarily against the euro, the Brazilian real, the British pound and the Australian dollar.

The fiscal 2012 acquisition of iSOFT and AppLabs and the other fiscal 2012 acquisitions provided a year-over-year increase of $115 million, or 2.3%. Excluding the effect of foreign currency movements and acquisitions, GBS fiscal 2013 revenue decreased $155 million, or 3.1%, compared to the prior year. The decrease in GBS net internal revenue includes an adverse revenue adjustment of $28 million associated with the NHS contract, accounted for under the percentage-of-completion method, which did not recur in fiscal 2013. Excluding the adverse NHS contract revenue charge, GBS fiscal 2013 net internal revenue decreased $183 million or 3.7%.

The decrease in GBS net internal revenue for fiscal 2013, excluding the impact of the adverse fiscal 2012 NHS revenue adjustment, was due to revenue decreases primarily in its applications and consulting businesses, partially offset by increases within its industry software and solutions (IS&S) business.

The year-over-year revenue decrease from the applications business of $210 million comprised mainly a $94 million decline in the Australian staffing business, and a combination of productivity linked savings passed back to the customers in terms of lower rates and exiting from low margin accounts. The decline in the Australian staffing business was due to a combination of a slowdown in its business, prior to its sale, from reduced demand from certain of its key customers, and its sale on January 25, 2013. The revenue decrease of $42 million in the consulting business was due to lower fee rates and utilization on contracts within the European region. The revenue increase within the IS&S business, excluding the impact of the fiscal 2012 adverse NHS revenue adjustment, was $68 million, and was primarily due to other revenue increases on the NHS contract, that resulted from realizing revenue on a key milestone associated with the Lorenzo Care Management software, deployment of the software at three NHS trust sites, and revenue indexation for fiscal 2013.

GBS revenue decrease was partially offset by $61 million of net favorable adjustments on contracts accounted for under the percentage-of-completion method. Fiscal 2013 revenue included favorable adjustments of $17 million as compared to fiscal 2012 revenue that included adverse adjustments of $44 million.

GBS year-over-year revenue trend was also unfavorably impacted by $24 million of out of period adjustments. Fiscal 2013 revenue included $13 million of adverse out of period adjustments, whereas fiscal 2012 included $11 million of favorable adjustments (see Notes 4 and 21 to the Consolidated Financial Statements).

During fiscal 2013, GBS had contract awards of $7.7 billion compared to $5.8 billion in fiscal 2012. The fiscal 2013 amount included $2.6 billion of recompetes, as compared to recompetes of $1.3 billion fiscal 2012.

Global Infrastructure Services

Fiscal 2014

GIS segment revenue decreased $111 million, or 2.4%, as compared to fiscal 2013. In constant currency, revenue decreased $83 million, or 1.8%. The unfavorable foreign currency impact was primarily due to unfavorable movement in the U.S. dollar against the Australian dollar, Canadian dollar, and Japanese yen, partially offset by favorable movement in the U.S. dollar against the euro, Danish kroner, and the British pound.

The fiscal 2014 acquisition of ServiceMesh, Inc. provided revenue of $18 million, or 0.4%. Excluding the effect of foreign currency movements and acquisitions, GIS fiscal 2014 revenue decreased $101 million, or 2.2%, compared to the prior year.

The decrease in GIS' net internal revenue for fiscal 2014 of $101 million was primarily a result of reduced revenue of $97 million from contracts that terminated or concluded, reduced revenue of $171 million due to price-downs and restructured contracts. Partially offsetting these decreases was increased net revenue of $167 million from existing contracts.

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

Fiscal 2013

GIS segment revenue decreased $92 million, or 1.9%, as compared to fiscal 2012. In constant currency, revenue increased $2 million, or 0.0%. The unfavorable foreign currency impact was primarily due to the movement in the U.S. dollar against the euro, the Danish kroner, and the British pound.

The increase in GIS' net internal revenue for fiscal 2013 of $2 million was due to reduced revenue of $184 million from contracts that terminated or concluded and reduced revenue of $94 million from existing contracts primarily due to lower pass-through revenue, mostly offset by $281 million of increased revenue from new client engagements acquired in fiscal 2013 or late in fiscal 2012.

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

North American Public Sector

The Company’s NPS Sector segment revenues were derived from the following sources:

	Twelve Months Ended
	March 28, 2014		March 29, 2013		March 30, 2012
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
					(As Restated)
Department of Defense(1)(2)	$2,401	(15.7)%	$2,848	(7.3)%	$3,071
Civil agencies(1)(2)	1,497	(6.4)	1,600	1.8	1,571
Other (1)(3)	201	(6.1)	214	(11.9)	243
Total	$4,099	(12.1)%	$4,662	(4.6)%	$4,885

(1)	Certain fiscal 2013 and 2012 amounts were reclassified from Department of Defense to Civil Agencies and Other to conform to current year presentation.

(2)	NPS revenues for fiscal 2013 and 2012 have been adjusted from amounts previously reported to remove the revenue of the discontinued operation. See Note 6 to the Consolidated Financial Statements.

(3)	Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

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

Fiscal 2013

NPS segment revenue for fiscal 2013 decreased $223 million, or 4.6%, as compared to fiscal 2012. This decline was mainly due to decreases on its DOD and Civil contracts of $223 million, or 7.3%, and $29 million, or 1.8%, respectively.

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

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Twelve Months Ended			Percentage of Revenue
Dollars in millions	March 28, 2014	March 29, 2013	March 30, 2012	2014	2013	2012
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)
Costs of services (excludes depreciation and amortization, settlement charge, and restructuring costs of $70 (2014), $238 (2013), and $137 (2012))	$9,272	$11,293	$12,643	71.4%	79.6%	86.2%
Costs of services - settlement charge (excludes amount charged to revenue of $42)	—	—	227	—	—	1.5
Selling, general and administrative (excludes restructuring costs of $6 (2014), $26 (2013), and $3 (2012))	1,220	1,197	1,145	9.4	8.4	7.8
Depreciation and amortization	1,018	1,070	1,139	7.8	7.5	7.8
Restructuring costs	76	264	140	0.6	1.9	1.0
Goodwill impairment	—	—	232	—	—	1.6
Interest expense, net	131	161	133	1.0	1.1	0.9
Other expense (income), net	18	(25)	6	0.1	(0.2)	—
Total	$11,735	$13,960	$15,665	90.3%	98.3%	106.8%

Costs of Services

Fiscal 2014

Costs of services (COS), excluding depreciation and amortization and restructuring charges, as a percentage of revenue decreased to 71.4% for fiscal 2014 from 79.6% for fiscal 2013. Overall, the fiscal 2014 COS ratio for the Company was favorably impacted by lower headcount resulting from management's restructuring efforts that were directed to align resources to support business needs, including the assessment of management span of control and layers. Lower year-over-year total compensation and overall reduced spending also impacted the COS ratio favorably. In addition, the COS ratio was favorably impacted by certain commercial account management previously engaged in the contract delivery activities (which rolled up under COS) in fiscal 2013, being redirected to focus on sales activities in fiscal 2014. The COS ratio also benefited from a year-over-year favorable cost impact of $480 million resulting from changes in pension actuarial gains and losses. Fiscal 2014 had pension actuarial gains of $212 million, as compared to pension actuarial losses of $268 million in fiscal 2013.

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

Fiscal 2013

COS, excluding the fiscal 2012 settlement charge, and the restructuring charges noted above, as a percentage of revenue decreased to 79.6% for fiscal 2013 from 86.2% for fiscal 2012. The COS ratio benefited from a year-over-year favorable cost impact of $168 million resulting from changes in pension actuarial gains and losses. Fiscal 2013 had pension actuarial losses of $268 million, as compared to $436 million in fiscal 2012.

The lower GBS COS ratio for fiscal 2013 was primarily due to fiscal 2012 adverse cost adjustments of $146 million and the fiscal 2012 adverse revenue adjustment of $28 million associated with a contract with the NHS (see Note 4 to the Consolidated Financial Statements). In addition, the GBS COS ratio was favorably impacted by lower costs within GBS' consulting services due to staff reductions and adversely impacted by a higher COS ratio in the financial services group due to lower revenue. The GBS COS ratio also benefited from net favorable year-over-year COS and revenue adjustments on contracts accounted for under the percentage-of-completion method, of $48 million and $65 million, respectively.

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

The fiscal 2013 NPS COS ratio decreased primarily due to a net favorable year-over-year adjustment to COS of $85 million on contracts accounted for under the percentage-of-completion method. Fiscal 2013 revenue included $54 million of favorable adjustments as compared to fiscal 2012, which had $31 million of adverse adjustments. Of the $85 million, $67 million related to three contracts, one each with the Department of Labor, U.S. Air Force and the State of North Carolina. The NPS COS ratio also benefited from a $42 million adverse fiscal 2012 revenue adjustment resulting from a contract settlement with the U.S. government that did not recur, and $34 million year-over-year net favorable revenue adjustments on contracts accounted for under the percentage-of-completion method.

Costs of Services – Settlement Charge

During the second quarter of fiscal 2012, the Company reached a settlement agreement with the U.S. government relating to its contract claims asserted under the Contract Disputes Act of 1978 (CDA). Under the terms of the settlement, the Company received $277 million in cash and a five-year extension (four base years plus one option year) with an estimated total contract value of $1 billion to continue to support and expand the capabilities of the systems covered by the original contract scheduled to expire in December 2011. In December 2011, the Company signed the contract modification based on the terms described above. As a result of the settlement, the Company recorded a pre-tax charge of $269 million during the second quarter of fiscal 2012 to write down its claim related assets (claim related unbilled receivables of $379 million and deferred costs of $227 million) to reflect the cash received of $277 million, the estimated fair value of the contract extension of $45 million, and previously unapplied payments of $15 million. Of the pre-tax charge of $269 million, $42 million was recorded as a reduction of revenue and $227 million as a separately itemized charge to cost of services. The fair value of the contract extension was recorded as a contract asset and will be amortized as a reduction of revenue over the four year fixed contract term in proportion to the expected revenues or a straight line basis, whichever is greater. The contract extension contained a Requirements portion and an Indefinite Quantity portion (and is not subject to any minimum values). See Note 24 to the Consolidated Financial Statements for further discussion.

Selling, General and Administrative

Fiscal 2014

Selling, general and administrative (SG&A) expense, excluding the restructuring charges, as a percentage of revenue increased to 9.4% for fiscal 2014 from 8.4% for fiscal 2013. The fiscal 2014 increase was primarily due to management's decision to expand market coverage through a larger dedicated global commercial sales force in line with the overall business strategy surrounding next-generation IT services. As per this strategy, certain account-focused executives in the commercial space, who were previously engaged in the contract delivery activities which rolled up under COS in fiscal 2013, were redirected to focus on sales activities in fiscal 2014. In addition, the Company made new investments in its commercial sales force by making incremental hires of sales personnel. In addition, the SG&A ratio increased due to increased investments in the next-generation offerings. Separately, 0.8% points of the increase in the SG&A ratio was due to reduced fiscal 2014 revenues. Partially offsetting these increases was a favorable year-over-year impact of $76 million resulting from changes in pension actuarial gains and losses.

Offsetting the increases in the SG&A ratio described above were benefits from the reduced amount of contingent consideration payable in connection with the ServiceMesh acquisition; total lower compensation expense, excluding the impact of restructuring actions and the sales personnel mentioned above; and reduced bid and proposal spend by NPS.

During the fourth quarter of fiscal 2014, the Company finalized the amount of contingent consideration payable for the ServiceMesh, Inc. acquisition at $98 million. This amount was $21 million lower than the $119 million amount accrued at the end of the third quarter, primarily due to the deferral of revenues related to certain software license sales to periods beyond the specified earn-out measurement period (see Note 5 to the Consolidated Financial Statements). This gain of $21 million was recorded as an offset to general & administrative expenses, which benefited the SG&A ratio.

Corporate general and administrative expenses for fiscal 2014 were $263 million, as compared to $293 million for 2013. The reduction in corporate general and administrative expenses was primarily due to lower net expense on legal settlement, legal expenses on shareholder derivative lawsuits, and legal expenses on SEC investigation of $65 million, partially offset by higher costs associated with the Company's financial transformation project of $19 million, and higher stock-based compensation of $16 million.

Fiscal 2013

SG&A expense, excluding the restructuring charges, as a percentage of revenue increased to 8.4% for fiscal 2013 from 7.8% for fiscal 2012. The fiscal 2013 increase was primarily driven by an increase in corporate G&A costs and a higher GIS ratio, partially offset by decreases in NPS and GBS ratios.

The higher GIS ratio was primarily due to the reclassification of $17 million of costs from COS to SG&A in fiscal 2013. In addition, there were higher costs in fiscal 2013 associated with the remediation efforts of investigation findings (see Note 4 of the Consolidated Financial Statements).

The lower GBS ratio was primarily attributable to a lower run rate within GBS-IS&S due to cost take out activity, including back office integration, and fiscal 2012 acquisition and transition costs of $10 million related to the acquisition of iSOFT, which did not repeat in fiscal 2013.

The lower NPS ratio was primarily due to the cost reduction initiatives and lower bid and proposal costs due to delays in government procurements, fewer opportunities and more selectivity in the bid process towards higher margin targets.

Corporate G&A for fiscal 2013 was $293 million and increased $74 million as compared to the prior year. The higher fiscal 2013 expense was primarily due to accrual of $97.5 million on account of the settlement of the consolidated shareholder securities class action lawsuit (see Note 25 to the Consolidated Financial Statements). This amount was partially offset by $45 million that was recoverable under the Company's corporate insurance policies. In addition, the fiscal 2013 increase was also due to higher professional fees of $20 million primarily associated with the Company's financial transformation, higher internal audit fees of $10 million, and higher stock-based compensation and bonus expense. Partially offsetting the increases in the Corporate G&A was net reduced legal fees associated with the SEC investigation and class action lawsuits due to $45 million of insurance claims that offset the fiscal 2013 legal expenses of $78 million.

Goodwill Impairment

The Company recorded no goodwill impairment for fiscal years 2014 and 2013, but recorded a goodwill impairment charge of $232 million for fiscal year 2012, after giving effect to the Company's restatement of the timing of the NHS asset impairment charge and the evaluation of the effect such impairment would have on its historical accounting for goodwill. See Note 2 of the Consolidated Financial Statements for further discussion.

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

During fiscal 2012, based on the Company's annual goodwill impairment analysis performed at the beginning of the second quarter, it was concluded that fair value was below carrying value for its GBS-IS&S reporting unit. Management believed that the decline in the estimated fair value of this reporting unit was the result of a decline in forecasted operating performance. During the second quarter of fiscal 2012, the Company recorded its best estimated goodwill impairment charge of $158 million related to the GBS-IS&S reporting unit. The Company completed its annual impairment test during the third quarter, and recorded an adjustment that reduced the impairment loss recorded in the second quarter by $3 million, to $155 million.

At the end of the third quarter of fiscal 2012, CSC determined that the GBS-IS&S reporting unit had several indicators, including the loss of a significant customer, failure to win major bids for new business, developments on the NHS contract and reduction in forecasted earnings, to trigger an interim impairment test. There were no triggering events for the remaining reporting units with goodwill. Based on an interim goodwill impairment test, the Company recorded an additional goodwill impairment charge of $77 million.

At the end of fiscal 2012, based on a qualitative assessment, the Company concluded that there were no impairment triggers present and there was no need for an interim impairment test, and the fair values of all of CSC's reporting units were substantially in excess of their carrying values.

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

Fiscal 2013

D&A as a percentage of revenue decreased to 7.5% for fiscal 2013 from 7.8% for fiscal 2012. The decrease in the fiscal 2013 ratio was driven by decreases in the GIS and GBS segments.

The lower GIS ratio was due to reduced D&A expense as a result of significant impairments of fixed and intangible assets recorded in fiscal 2012, as well as a reduction in capital expenditures in fiscal 2013. The lower GBS ratio was due to lower depreciation expense due to certain data center assets associated with the NHS contract coming to the end of their useful lives.

Restructuring Costs

During fiscal 2014, the Company continued its efforts to reduce costs, and therefore engaged in additional workforce and facilities related restructuring, under an overall restructuring plan that first commenced during the fourth quarter of fiscal 2012 (the Fiscal 2013 Plan).

The fiscal 2014 and fiscal 2013 actions related primarily to reducing headcount in order to align resources to support business needs, including assessment of management span of control and layers, and to further increase the use of lower cost off-shore resources. In contrast, the fiscal 2012 restructuring efforts (the Fiscal 2012 Plan) were designed primarily to address excess capacity issues and alignment of workforce with current business needs, primarily in the former MSS segment operations in Europe (see Note 22 to the Consolidated Financial Statements).

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

Income from Discontinued Operations

During fiscal 2014 and 2013, the Company divested certain non-core businesses as a part of its service portfolio optimization initiative to focus on the next-generation technology services. Fiscal 2014 divestitures included, one business divested from within the NPS segment and one business from within the GBS segment. In addition, the Company committed to a plan to sell another business within the GBS segment, which is held-for-sale at the end of fiscal 2014. Fiscal 2013 divestitures included three businesses divested from within the GBS segment. All the fiscal 2014 and fiscal 2013 divestitures have been presented separately as discontinued operations in the Consolidated Statement of Operations, and the prior years' results have been adjusted to reflect the divested businesses.

The fiscal 2014 income from discontinued operations, net of taxes was $88 million, and included $86 million of gain on disposition, net of taxes from the sale of the businesses. The fiscal 2013 income from discontinued operations, net of taxes was $482 million, and included $417 million gain on disposition, net of taxes. The fiscal 2012 income from discontinued operations, net of taxes was $162 million and included $1 million of gain on disposition, net of taxes (see Note 6 to the Consolidated Financial Statements).

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

Fiscal 2013

Interest expense of $183 million in fiscal 2013 increased $12 million compared to fiscal 2012. The higher interest expense was primarily due to the loss of $19 million associated with the early redemption of the 5.50% and 5.00% Senior Notes due 2013, partially offset by lower interest expense associated with the issuances of new Senior Notes (see Note 15 of the Consolidated Financial Statements). Interest income decreased $16 million to $22 million in fiscal 2013 primarily due to reduced average cash balances outside the U.S., primarily in India, where both the rate of interest and average cash balances are typically higher than other non-U.S. jurisdictions.

Other (Income) Expense, Net

The components of other (income) expense, net for fiscal 2014, fiscal 2013, and fiscal 2012 are:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
			(As Restated)
Foreign currency loss (gain)	$15	$17	$6
Other losses (gains)	3	(42)	—
Total	$18	$(25)	$6

Fiscal 2014

The foreign currency loss decreased by $2 million due to currency rate movements which favorably impacted the Company's hedging program. Reduction in other gains is primarily due to fiscal 2013 gains on the sale of Paxus that did not recur in fiscal 2014.

Fiscal 2013

The foreign currency loss increased $11 million primarily due to movement in the U.S. dollar primarily versus the Indian rupee, which caused a year-over-year increase in mark-to-market charge of $12 million. The other gains were primarily comprised of the $38 million gain on the sale of Paxus, the Australian staffing business.

Taxes

The Company's effective tax rate (ETR) on (loss) income from continuing operations for fiscal years 2014, 2013, and 2012 was 30.3%, (26.4)%, and (23.0)%, respectively. As a global enterprise, our ETR is affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the U.S., legislation, acquisitions, dispositions, and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 14 to the Consolidated Financial Statements. For the tax impact of discontinued operations, see Note 6 to the Consolidated Financial Statements.

In fiscal 2014, the ETR was primarily driven by:

•	The Company recorded a tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR by 0.8%.

•
A net increase in uncertain tax positions across various jurisdictions of $36 million which increased the ETR by 2.9%. The primary drivers of this increase in tax expense were related to various tax issues including transfer pricing and foreign exchange losses.

•	A decrease in the valuation allowance determined on a tax jurisdictional basis due to a shift in the global mix of income which decreased tax expense and the ETR by $58 million and 4.6%, respectively

•
Local income on investment recoveries in certain jurisdictions (i) decreased the valuation allowance and the ETR by $90.6 million and 7.2%, respectively, and (ii) increased the foreign rate differential and ETR by $90.6 million and by 7.2%, respectively.

In fiscal 2013, the ETR was primarily driven by:

•
The Company executed an internal restructuring whereby a significant operating subsidiary was recapitalized. Certain securities issued pursuant to the recapitalization were subsequently sold to a third party. The sale resulted in the recognition of a capital loss of approximately $640 million, which reduced tax expense and the ETR by $248 million and 105.4%, respectively.

•
A valuation allowance recorded for certain of the Company's German subsidiaries related to net operating losses and other net deferred tax assets. The impact to tax expense and the ETR was an increase of $77 million and 32.8%, respectively.

•
An increase in the valuation allowance determined on a tax jurisdictional basis due to several factors including: (i) a shift in the global mix of income which increased tax expense and the ETR by $76 million and 32.3%, respectively (ii) capital gains from the sale of certain other assets which decreased tax expense and the ETR by $11.5 million and 4.9%, respectively and (iii) state capital losses and credits not expected to be fully utilized within the carryforward period which increased tax expense and the ETR by $29.6 million and 12.6%, respectively.

•
Local losses on investment write-downs in certain jurisdictions (i) increased the valuation allowance and the ETR by $240.5 million and 102.3%, respectively, and (ii) decreased the foreign rate differential and ETR by $240.5 million and 102.3%, respectively.

As of March 28, 2014, in accordance with ASC 740, "Income Taxes," the Company’s liability for uncertain tax positions was $250 million, including interest of $27 million, penalties of $19 million, and net of tax attributes of $95 million. During the year ended March 28, 2014, the Company had a net reduction in interest of $11 million ($7 million net of tax) and accrued penalties of $2 million.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against deferred tax assets of approximately $1,006 million as of March 28, 2014 due to uncertainties related to the ability to utilize these assets. The valuation allowance is based on historical earnings, estimates of taxable income by jurisdiction and the period over which the deferred tax assets will be recoverable. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. Based on recent earnings in certain jurisdictions there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. Any such adjustment could materially impact the Company's financial position and results of operations.

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

Earnings (Loss) Per Share and Share Base

Fiscal 2014

Earnings (loss) per share (EPS), on a diluted basis, increased $1.39 to $6.28 in fiscal 2014. This increase in total diluted EPS was comprised of an increase in EPS from continuing operations of $3.91, partially offset by a decrease in EPS from discontinued operations of $2.52. The $1.39 increase in total EPS included a $0.14 benefit due to decrease in the weighted average shares outstanding.

The increase in income from continuing operations was primarily a result of the Company's fiscal 2013 cost reduction initiatives, partially offset by an increase in tax expense due to the change in global mix of income and change in valuation allowances. Additionally, income from continuing operations benefited from a year-over-year favorable cost impact of $556 million resulting from changes in pension actuarial gains and losses. The decrease in income from discontinued operations was due to the gain on disposition, net of taxes, of $417 million recorded in fiscal 2013, which did not repeat in fiscal 2014.

Fiscal 2013

Diluted EPS for fiscal 2013 increased $8.86 to $4.89 from $(3.97) in fiscal 2012. This increase in total diluted EPS was comprised of increase in EPS from continuing operations of $6.81 and increase in EPS from discontinued operations of $2.05.

The increase in EPS from continuing operations was primarily due to the adverse fiscal 2012 charges not recurring in fiscal 2013. These fiscal 2012 charges included goodwill impairment of $232 million (see Note 13 to the Consolidated Financial Statements), the settlement charge of $269 million resulting from settlement of claims with the federal government (see Note 24 to the Consolidated Financial Statements) and reduced impact of net adjustments on contracts accounted for under the percentage-of-completion method (see Note 1 to the Consolidated Financial Statements) and asset impairments (see Note 12 to the Consolidated Financial Statements). The increase also benefited from a year-over-year favorable cost impact of $182 million resulting from changes in pension actuarial gains and losses.

The increase in EPS from discontinued operations was primarily due to the gain, net of taxes of $417 million on the disposition of the U.S. based credit services business and enterprise systems integration business in Malaysia and Singapore (see Note 6 to the Consolidated Financial Statements).

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

As a result of findings by the Audit Committee’s independent investigation, the Company has previously acknowledged certain historic errors and irregularities relating to accounting entries arising from the Nordics region, Australia, and the Company’s contractual relationship with the NHS, self-reported these errors and irregularities to the SEC’s Division of Enforcement, and made out of period adjustments to its financial statements that are related to prior periods as reported in its past filings. In addition, as previously disclosed, certain personnel in certain foreign operations were reprimanded, suspended, terminated and/or resigned and additional controls were implemented. Based on recommendations from the Audit Committee’s independent investigation and discussions with the SEC's staff concerning the SEC's investigation, the Company also instituted comprehensive enhancements beginning in 2011 to its compliance, financial and disclosure controls, and to the function of internal audit. In doing so, the Company made significant changes to prevent the type of misconduct identified by the Audit Committee’s independent investigation from recurring.  For additional information relating to the NHS contract, see Note 23 to the Consolidated Financial Statements.

The Company participated in discussions with the SEC’s staff concerning a resolution of the SEC’s investigation. Many of those discussions concerned the Company’s prior use in fiscal 2009-2012 of the terms of ongoing NHS contract negotiations in developing its assumptions and judgments with respect to the margin used in recognizing profit under the POC accounting method and in evaluating the recoverability of NHS contract assets as well as the Company’s prior disclosures concerning such matters.

On June 5, 2015, the Company reached a settlement with the staff of the SEC (the SEC Settlement) of an administrative enforcement action alleging violations of the anti-fraud, reporting, books-and-records and internal controls provisions of the U.S. securities laws. The Company has neither admitted nor denied the allegations, but has agreed to cease-and-desist from committing or causing any violations or future violations of those provisions.

Pursuant to the settlement, the Company is restating its audited financial statements for fiscal year 2012 and its summary financial results for fiscal year 2011 and fiscal year 2010 reflected in the five-year selected financial data table, all as set forth in the Original Filing. Accordingly, we are filing this Form 10-K/A to restate our audited consolidated financial statements and related disclosures. The restatement has no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, of Comprehensive Income (Loss), of Cash Flows and of Changes in Equity for fiscal years 2013 or 2014 or on its financial statements for the first, second, and third quarters of fiscal year 2015.

The restatement reflects the Company's acknowledgment that there were accounting errors in fiscal 2009-2012 with respect to certain assumptions under the POC accounting method for the NHS contract. As part of the restatement, the Company has revised those assumptions based upon uncertainty with respect to a range of possible final outcomes under the NHS contract. As a result, the Company has revised the accounting based on the impracticality of estimating a specific level of profit during this period in order to reflect a profit margin of zero under the POC accounting rules, beginning in the first quarter of fiscal 2009. The result is that $129 million of operating income through the beginning of fiscal 2012 is no longer recognized in prior years, thereby reducing the impairment charge previously recorded in fiscal 2012 by approximately that same amount. As a result, the Company recorded the following changes to historic cost of services, thereby reducing reported operating income by the same amount, increasing cost of services by $131 million in fiscal year 2009, increasing cost of services by $35 million in fiscal year 2010, decreasing cost of services by $37 million in fiscal 2011 and decreasing cost of services by $146 million in fiscal year 2012.

Further, as part of the settlement discussions, the SEC’s staff advised the Company that it had concluded that the Company should have recorded the previously disclosed impairment charge related to the NHS contract in fiscal 2011 instead of fiscal 2012. The Company’s restatement accordingly reflects an impairment charge of $1,158 million in fiscal 2011, with a corresponding reduction in the impairment charge previously recognized in fiscal 2012. Due to the change in timing of the impairment on the NHS contract, the Company also moved $2,511 million of the previously reported fiscal 2012 goodwill impairment charge of approximately $2,745 million to fiscal 2011. All of which resulted in a reduction in retained earnings as of the beginning of fiscal 2012

The result of the restatement is to reduce net income by $64 million in fiscal 2010 and $3,640 million in fiscal 2011 and to increase net income in fiscal 2012 by $3,901 million from amounts previously reported.

The result of the restatement is to reduce the fiscal 2010 diluted EPS by $0.41, reduce the fiscal 2011 diluted EPS by $23.56, and to increase the fiscal 2012 diluted EPS by $25.17 from amounts previously reported.

As part of the terms of the SEC Settlement, the Company agreed to pay a penalty of $190 million and agreed to implement a review of its compliance policies through an independent compliance consultant. The Company recorded a pre-tax charge of approximately $197 million for the penalty and related expenses in fiscal 2015.

Out of Period Adjustments Financial Impact Summary

Cumulative Impact of Out of Period Adjustments

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in fiscal 2014 and 2013 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2013 Adjustments	Fiscal 2014 Adjustments	Total Adjustments
Fiscal 2014	$—	$(2)	$(2)
Fiscal 2013	6	4	10
Fiscal 2012	(16)	(6)	(22)
Prior fiscal years (unaudited)	10	4	14

See Note 21 to the Consolidated Financial Statements for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for fiscal 2014, 2013 and 2012.

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

•
net adjustments decreasing second quarter pre-tax income by $11 million primarily resulting from the reversal of revenue due to deferral of revenue for undelivered elements on software contracts lacking vendor specific objective evidence and margin corrections on contracts under percentage-of-completion accounting, a charge to COS for reversal of previously deferred costs and a charge to selling, general and administrative (SG&A) expense reversing excess capitalization associated with internal systems development; and

•
net adjustments increasing first quarter pre-tax income by $9 million primarily resulting from the corrections of revenues and costs in its GBS segment, correction of payroll expenses within its GBS segment, and corrections to record adjustments that were identified late in the close process but not included in the Company's consolidated fiscal 2013 financial statements.

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

Out of period adjustments recorded in fiscal 2014 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 28, 2014 under the rollover method:

	Twelve Months Ended March 28, 2014
(Amounts in millions, except per-share amounts)	As Adjusted	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$12,998	$21	$13,019
Costs of services (excludes depreciation and amortization and restructuring costs)	9,272	23	9,295
Depreciation and amortization	1,018	(2)	1,016
Restructuring costs	76	2	78
Income from continuing operations before taxes	1,263	(2)	1,261
Taxes on income	383	(18)	365
Income from continuing operations	880	16	896
Income from discontinued operations, net of taxes	88	2	90
Net income attributable to CSC common shareholders	947	18	965
EPS – Diluted
Continuing operations	$5.70	$0.11	$5.81
Discontinued operations	0.58	0.01	0.59
Total	$6.28	$0.12	$6.40

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

	Fiscal 2013
	Quarter Ended
(Amounts in millions)	June 29, 2012	September 28, 2012	December 28, 2012	March 29, 2013	Total
Other adjustments	3	—	—	7	10
Effect on income from continuing operations before taxes	3	—	—	7	10
Taxes on income	(2)	(2)	(4)	(7)	(15)
Other income tax adjustments	(2)	—	(1)	(12)	(15)
Effect on income from discontinued operations, net of taxes	—	—	(28)	26	(2)
Effect on net income attributable to CSC common shareholders	$(1)	$(2)	$(33)	$14	$(22)

Out of period adjustments recorded during fiscal 2014 and 2013 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 29, 2013 under the rollover method:

	Twelve Months Ended March 29, 2013
(Amounts in millions, except per-share amounts)	As Adjusted	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$14,195	$(2)	$14,193
Costs of services (excludes depreciation and amortization and restructuring costs)	11,293	(13)	11,280
Depreciation and amortization	1,070	(2)	1,068
Restructuring costs	264	3	267
Income from continuing operations before taxes	235	10	245
Taxes on income	(62)	30	(32)
Income from continuing operations	297	(20)	277
Income from discontinued operations, net of taxes	482	(2)	480
Net income attributable to CSC common shareholders	760	(22)	738
EPS – Diluted
Continuing operations	$1.79	$(0.13)	$1.66
Discontinued operations	3.10	(0.01)	3.09
Total	$4.89	$(0.14)	$4.75

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

Fiscal 2012 Adjustments Financial Impact Summary

Adjustments were identified and recorded in fiscal 2014 and 2013 related to fiscal 2012 that decreased the net error by $6 million and $16 million, respectively.

The following table summarizes the cumulative effect on the fiscal 2012 net loss attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2014 and 2013 under the rollover method:

	Fiscal 2012
	Quarter Ended
(Amounts in millions)	July 1, 2011	September 30, 2011	December 30, 2011	March 30, 2012	Total
NPS adjustments	—	—	—	(6)	(6)
Other adjustments	(2)	(4)	(9)	(1)	(16)
Effect on income (loss) from continuing operations before taxes	(2)	(4)	(9)	(7)	(22)
Taxes on income	—	—	—	4	4
Other income tax adjustments	—	—	—	—	—
Effect on net income (loss) attributable to CSC common shareholders	$(2)	$(4)	$(9)	$(3)	$(18)
Out of period adjustments recorded during fiscal 2014 and 2013 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 30, 2012 under the rollover method:

	Twelve Months Ended March 30, 2012
(Amounts in millions, except per-share amounts)	As Restated and Adjusted	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$14,673	$(18)	$14,655
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs)	12,643	7	12,650
Selling, general and administrative	1,145	1	1,146
Depreciation and amortization	1,139	1	1,140
Restructuring costs	140	(5)	135
Loss from continuing operations before taxes	(992)	(22)	(1,014)
Taxes on income	(228)	(4)	(232)
Loss from continuing operations	(764)	(18)	(782)
Net loss attributable to CSC common shareholders	(616)	(18)	(634)
EPS – Diluted
Continuing operations	$(5.02)	$(0.12)	$(5.14)
Total	$(3.97)	$(0.12)	$(4.09)

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2014 and 2013 is immaterial to the consolidated results, financial position and cash flows for fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014 and 2013.

The accompanying restated Consolidated Financial Statements incorporate previously reported out of period adjustments relating to fiscal 2012 and prior years. See Note 2 to the Consolidated Financial Statements for additional information.

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

Accounting

Prior to the IACCN, the NHS contract has been accounted for using the percentage-of-completion method based on management's best estimates of total contract revenue and costs. Based on then existing circumstances, CSC revised its estimate of revenues and costs at completion during the fourth quarter of fiscal 2011 to include only those revenues reasonably assured of collection. As a result of that change, the Company recorded a $1.2 billion contract charge in that quarter, resulting in no material remaining net assets. In fiscal 2012, prior to the IACCN, the Company continued to incur expenses on the NHS contract, which it charged to expense as incurred.

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

Net cash provided by operating activities for fiscal 2013 of $1,119 million decreased $57 million as compared to fiscal 2012. The decrease was primarily due to higher pension plan funding of $500 million, restructuring payments of $166 million, and non-recurrence of cash inflow of $277 million received in the third quarter of fiscal 2012 in connection with settlement of claims with the U.S. government. These decreases were partially offset by a year-over-year favorable impact of $450 million associated with the NHS contract as described below, lower payroll-related payments of $340 million reflecting lower headcount, and higher cash collections from customers. The year-over-year favorable cash impact associated with the NHS contract in fiscal 2013 was due to the second quarter receipt of $185 million, $110 million in relation to the settlement agreement (see Note 24 to the Consolidated Financial Statements) and $75 million primarily related to the achievement of a milestone during the first quarter, and non-recurrence of the fiscal 2012 repayment to the NHS of $265 million.

Investing Cash Flow

Net cash used in investing activities for fiscal 2014 of $566 million increased $1,022 million compared to fiscal 2013. The increase is primarily due to lower proceeds from business divestitures and higher payments for business acquisitions.

During fiscal 2014, the Company received an aggregate of $248 million, mostly from the divestitures of its Applied Technology Division and flood-insurance-related business process outsourcing business, compared with $1,108 million net proceeds received from the sale of its credit services business, its Italian consulting and system integration business and its Australian information technology staffing business unit during the prior year. Also, during fiscal 2014, the Company paid an aggregate of $190 million to acquire InfoChimps, Inc. and ServiceMesh, Inc., while during the same period in the prior year, the Company paid $34 million to purchase a privately held entity (see Notes 5 and 6 to the Consolidated Financial Statements).

Net cash provided by investing activities for fiscal 2013 of $456 million increased $1,764 million compared to fiscal 2012. The increase is primarily due to net proceeds of $1,108 million from the fiscal 2013 divestitures (see Note 6 to the Consolidated Financial Statements), less net cash used for purchase of property and equipment and software and payment of outsourcing costs of $324 million, and less cash used for acquisitions of $340 million.

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

At the end of fiscal 2014, CSC’s ratio of debt to total capitalization was 42.3%, a decrease from 46.4% at the end of fiscal 2013. The decrease in the debt to total capitalization ratio was primarily the result of an increase in total equity of $784 million, arising largely from fiscal 2014 net income of $968 million. The following table summarizes the Company’s debt to total capitalization ratios as of fiscal year end 2014 and 2013:

Amount in millions	March 28, 2014	March 29, 2013
	(As Adjusted)	(As Adjusted)
Debt	$2,888	$2,732
Equity	3,944	3,160
Total capitalization	$6,832	$5,892
Debt to total capitalization	42.3%	46.4%

At March 28, 2014, the Company had $681 million of short-term borrowings and current maturities of long-term debt, and $2,207 million of long-term debt. There were no borrowings outstanding against the Company's commercial paper program and no amounts were drawn under the Company's committed revolving credit facility (see Note 15 to the Consolidated Financial Statements).

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

Contractual Obligations

The following table summarizes the expiration of the surety bonds and letters of credit associated with the Company’s performance guarantees and expiration of the stand-by letters of credit used in lieu of cash, outstanding as of March 28, 2014 (see Note 25 of the Consolidated Financial Statements):

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

During fiscal 2015, the Company expects to make contributions of approximately $91 million to pension and $4 million to postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2015 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. During fiscal 2014, pension and other pension benefits contributions amounted to $94 million, a decrease of $660 million from $754 million in fiscal 2013. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 16 to the Consolidated Financial Statements for further discussion.

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

Assumptions to determine retirement benefits costs and liabilities

Effective the first quarter of fiscal 2015, CSC changed its accounting policy for measurement and recognition of actuarial gains and losses for its defined benefit pension and other post-retirement benefit plans and the calculation of expected return on pension plan assets. Under the new policy, actuarial gains and losses are recognized in earnings at the time of plan remeasurement, typically annually during the fourth quarter, rather than amortized over time (see Note 3 to the Consolidated Financial Statements).

The computation of CSC's pension and other post-retirement benefit costs and obligations is dependent on various actuarial assumptions. Two of the most significant assumptions are the expected long-term rate of return on plan assets and discount rates.

The assumption for the expected long-term rate of return on plan assets is selected by taking into account the asset mix of the plan and other factors. Under its new accounting policy, CSC uses fair value rather than the market-related value of plan assets. The weighted-average of the expected long-term rate of return, for all pension plans, on plan assets utilized for the fiscal 2014 and 2013 pension plan valuations was 6.7% and 6.2%, respectively (see Note 16 to the Consolidated Financial Statements). Holding all other assumptions constant, a one-half percentage increase in the assumed rates of return on plan assets would have increased the fiscal 2014 net periodic pension benefit, excluding mark-to-market (MTM) benefit, by approximately $29 million, and decreased the fiscal 2014 mark-to-market (MTM) benefit by $1 million. Similarly, a one-half percentage decrease would have decreased the fiscal 2014 net periodic pension benefit, excluding mark-to-market (MTM) benefit, by approximately $29 million, and increased the MTM benefit by $1 million.

The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for our pension and postretirement plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2014 net periodic pension cost was 4.3% compared to 4.7% used for fiscal 2013. Holding all other assumptions constant, a one-half percent increase in the assumed discount rates would have decreased the fiscal 2014 net periodic pension benefit, excluding MTM benefit, by approximately $6 million, and increased the fiscal 2014 MTM benefit by approximately $473 million. Similarly, a one-half percentage decrease in discount rates would have increased the fiscal 2014 net periodic pension benefit, excluding MTM benefit, by approximately $10 million, and decreased the fiscal 2014 MTM benefit by approximately $496 million.

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

During fiscal 2014, CSC entered into multiple interest rate swaps to hedge the fair value of $275 million of its 4.45% term notes due September 2022, which effectively converted the debt into floating interest rate debt. These swaps are designated as fair value hedges and are being accounted for in accordance with the shortcut method under FASB ASC Topic 815. At March 28, 2014, the fair value of these derivatives was an asset of $3 million, and is included in other assets line on the Company's Consolidated Balance Sheet (see Notes 10 and 15 of the Consolidated Financial Statements).

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets as of March 28, 2014 and March 29, 2013	61
Consolidated Statements of Operations for the Twelve Months Ended March 28, 2014, March 29, 2013, and March 30, 2012	62
Consolidated Statements of Comprehensive Income (Loss) for the Twelve Months Ended March 28, 2014, March 29, 2013, and March 30, 2012	63
Consolidated Statements of Cash Flows for the Twelve Months Ended March 28, 2014, March 29, 2013, and March 30, 2012	64
Consolidated Statements of Changes in Equity for the Twelve Months Ended March 28, 2014, March 29, 2013, and March 30, 2012	65

Notes to Consolidated Financial Statements
Note 1–Summary of Significant Accounting Policies	66
Note 2–Restatement and Adjustment of Consolidated Financial Statements	75
Note 3-Defined Benefit Pension Plan Accounting Policy Changes	91
Note 4-Out of Period Adjustments	92
Note 5–Acquisitions	98
Note 6–Divestitures	103
Note 7-Earnings Per Shares	105
Note 8–Receivables	105
Note 9–Fair Value	107
Note 10–Foreign Currency Derivative Instruments	108
Note 11-Property Plant and Equipment	110
Note 12–Intangible Assets	110
Note 13–Goodwill	111
Note 14–Income Taxes	114
Note 15–Debt	121
Note 16–Pension and Other Benefit Plans	123
Note 17–Stockholders' Equity	137
Note 18–Stock Incentive Plans	139
Note 19-Cash Flows	143
Note 20–Other (Income) Expense, Net	144
Note 21–Segment and Geographic Information	144
Note 22-Restructuring Costs	148
Note 23-Contract with the U.K. National Health Service	150
Note 24-Settlement of Claims with U.S. Government	152
Note 25–Commitments and Contingencies	153
Note 26–Subsequent Events	159

Selected Quarterly Financial Data (Unaudited)	160

Schedule

Schedule II, Valuation and Qualifying Accounts for the years ended March 28, 2014, March 29, 2013, and March 30, 2012	162

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
As discussed in Note 2 to the consolidated financial statements, the accompanying 2012 consolidated financial statements have been restated. As discussed in Notes 3 and 21, the accompanying consolidated financial statements also have been adjusted for the retrospective application of changes in accounting for retirement plans and inter-company transactions.
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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 22, 2014 (June 5, 2015 as to the effects of the restatement discussed in Note 2 and the retrospective adjustments discussed in Notes 3 and 21)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Amounts in millions)	March 28, 2014	March 29, 2013
	(As Adjusted)	(As Adjusted)
Current assets:
Cash and cash equivalents	$2,443	$2,054
Receivables, net of allowance for doubtful accounts of $48 (2014) and $48 (2013)	2,759	3,199
Prepaid expenses and other current assets	426	420
Total current assets	5,628	5,673
Intangible and other assets:
Software, net of accumulated amortization of $1,680 (2014) and $1,523 (2013)	650	611
Outsourcing contract costs, net of accumulated amortization of $1,038 (2014) and $968 (2013)	427	505
Goodwill, net	1,667	1,516
Other assets	986	762
Total intangible and other assets	3,730	3,394
Property and equipment, net of accumulated depreciation of $3,620 (2014) and $3,467 (2013)	2,031	2,184
Total Assets	$11,389	$11,251

Current liabilities:
Short-term debt and current maturities of long-term debt	$681	$234
Accounts payable	394	373
Accrued payroll and related costs	592	653
Accrued expenses and other current liabilities	1,094	1,425
Deferred revenue and advance contract payments	624	630
Income taxes payable and deferred income taxes	77	34
Total current liabilities	3,462	3,349

Long-term debt, net of current maturities	2,207	2,498
Income tax liabilities and deferred income taxes	557	501
Other long-term liabilities	1,219	1,743
Commitments and contingencies
CSC stockholders’ equity:
Preferred stock par value $1 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, par value $1 per share; authorized 750,000,000; issued 154,720,451 (2014) and 158,984,279 (2013)	155	159
Additional paid-in capital	2,304	2,167
Earnings retained for use in business	1,592	1,101
Accumulated other comprehensive loss	279	108
Less: common stock in treasury, at cost, 9,149,009 (2014) and 8,819,517 (2013)	(418)	(401)
Total CSC stockholders’ equity	3,912	3,134
Noncontrolling interest in subsidiaries	32	26
Total Equity	3,944	3,160
Total Liabilities and Equity	$11,389	$11,251

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(Amounts in millions, except per-share amounts)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)

Revenues	$12,998	$14,195	$14,673

Costs of services (excludes depreciation and amortization, settlement charge, and restructuring costs of $70 (2014), $238 (2013), and $137 (2012))	9,272	11,293	12,643
Costs of services - settlement charge (excludes amount charged to revenue of $42)	—	—	227
Selling, general and administrative (excludes restructuring costs of $6 (2014), $26 (2013), and $3 (2012))	1,220	1,197	1,145
Depreciation and amortization	1,018	1,070	1,139
Goodwill impairment	—	—	232
Restructuring costs	76	264	140
Interest expense	147	183	171
Interest income	(16)	(22)	(38)
Other expense (income), net	18	(25)	6
Total costs and expenses	11,735	13,960	15,665

Income (loss) from continuing operations before taxes	1,263	235	(992)
Tax expense (benefit) on income	383	(62)	(228)
Income (loss) from continuing operations	880	297	(764)
Income from discontinued operations, net of taxes	88	482	162
Net income (loss)	968	779	(602)
Less: net income attributable to noncontrolling interest, net of tax	21	19	14
Net income (loss) attributable to CSC common stockholders	$947	$760	$(616)

Earnings (loss) per share
Basic:
Continuing Operations	$5.81	$1.80	$(5.02)
Discontinued Operations	0.60	3.12	1.05
	$6.41	$4.92	$(3.97)
Diluted:
Continuing Operations	$5.70	$1.79	$(5.02)
Discontinued Operations	0.58	3.10	1.05
	$6.28	$4.89	$(3.97)

Cash Dividend per common share	$0.80	$0.80	$0.80

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)
Net income (loss)	$968	$779	$(602)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (expense) benefit of $(2), $12, and $(1) in fiscal 2014, 2013, and 2012	(81)	(92)	(122)
Pension and other postretirement benefit plans, net of tax:
Prior service credit (cost), net of tax (expense) benefit of $0, $(8), and $6 in fiscal 2014, 2013, and 2012	265	19	(4)
Amortization of transition obligation, net of tax expense of $0 for fiscal 2014, 2013, and 2012	1	1	2
Amortization of prior service credit (cost), net of tax benefit of $1, $1, and $1 in fiscal 2014, 2013, and 2012	(4)	—	(2)
Foreign currency exchange (loss) gain, net of tax benefit (expense) of $0, $(8), and $0 in fiscal 2014, 2013, and 2012	2	(8)	(2)
Pension and other postretirement benefit plans, net of tax	264	12	(6)
Other comprehensive income (loss), net of tax	183	(80)	(128)

Comprehensive income (loss)	1,151	699	(730)
Less: comprehensive income (loss) attributable to noncontrolling interest	30	19	14
Comprehensive income (loss) attributable to CSC common stockholders	$1,121	$680	$(744)

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)
Cash flows from operating activities:
Net income (loss)	$968	$779	$(602)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,018	1,070	1,139
Pension & OPEB actuarial (gain) loss	(259)	297	479
Goodwill impairment	—	—	232
Settlement charge	—	—	269
Stock-based compensation	73	49	36
Deferred taxes	169	99	(251)
(Gain) loss on dispositions	(85)	(797)	30
Provision for losses on accounts receivable	4	18	18
Excess tax benefit from stock based compensation	(8)	(3)	(2)
Unrealized foreign currency exchange gain	(29)	(37)	(8)
Impairment losses and contract write-offs	3	9	156
Cash surrender value in excess of premiums paid	(8)	(10)	(7)
Other non-cash charges, net	55	64	51
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	168	55	240
(Increase) decrease in prepaid expenses and other current assets	(40)	22	(95)
Decrease in accounts payable and accrued expenses	(549)	(766)	(158)
Increase (decrease) in income taxes payable and income tax liability	119	40	(133)
Increase (decrease) in advanced contract payments and deferred revenue	2	270	(223)
Other operating activities, net	(41)	(40)	5
Net cash provided by operating activities	1,560	1,119	1,176

Cash flows from investing activities:
Purchases of property and equipment	(420)	(395)	(569)
Payments for outsourcing contract costs	(71)	(115)	(179)
Payments for acquisitions, net of cash acquired	(190)	(34)	(374)
Proceeds from business dispositions	248	1,108	2
Software purchased and developed	(197)	(162)	(227)
Proceeds from sale of property and equipment	38	32	11
Other investing activities, net	26	22	28
Net cash (used in) provided by investing activities	(566)	456	(1,308)

Cash flows from financing activities:
Borrowings under lines of credit and short-term debt	439	128	140
Repayment of borrowings under lines of credit	—	(169)	(120)
Borrowing on long-term debt, net of discount	—	1,077	—
Principal payments on long-term debt	(492)	(1,238)	(485)
Proceeds from stock options and other common stock transactions	214	55	15
Excess tax benefit from stock based compensation	8	3	2
Repurchase of common stock and acquisition of treasury stock	(521)	(283)	—
Dividend payments	(119)	(124)	(124)
Payment of contingent consideration	(98)	—	—
Other financing activities, net	(30)	(38)	(9)
Net cash used in financing activities	(599)	(589)	(581)
Effect of exchange rate changes on cash and cash equivalents	(6)	(25)	(31)
Net increase (decrease) in cash and cash equivalents	389	961	(744)
Cash and cash equivalents at beginning of year	2,054	1,093	1,837
Cash and cash equivalents at end of year	$2,443	$2,054	$1,093

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
				(As Restated and Adjusted)	(As Restated and Adjusted)		(As Restated and Adjusted)	(As Restated and Adjusted)	(As Restated and Adjusted)
Balance at April 1, 2011	162,873	$163	$2,120	$1,418	$306	$(385)	$3,622	$40	$3,662
Net (loss) income				(616)			(616)	14	(602)
Other comprehensive loss					(128)		(128)		(128)
Stock-based compensation expense			36				36		36
Acquisition of treasury stock						(5)	(5)		(5)
Stock option exercises and other common stock transactions	847	1	12				13		13
Cash dividends declared				(124)			(124)		(124)
Noncontrolling interest distributions and other				(10)	10		—	(18)	(18)
Balance at March 30, 2012	163,720	$164	$2,168	$668	$188	$(390)	$2,798	$36	$2,834
Net income				760			760	19	779
Other comprehensive loss					(80)		(80)		(80)
Stock-based compensation expense			48				48		48
Acquisition of treasury stock						(11)	(11)		(11)
Share repurchase program	(6,708)	(7)	(94)	(204)			(305)		(305)
Stock option exercises and other common stock transactions	1,972	2	45				47		47
Cash dividends declared				(123)			(123)		(123)
Noncontrolling interest distributions and other								(29)	(29)
Balance at March 29, 2013	158,984	$159	$2,167	$1,101	$108	$(401)	$3,134	$26	$3,160
Net income				947			947	21	968
Other comprehensive income					183		183		183
Stock-based compensation expense			71				71		71
Acquisition of treasury stock						(17)	(17)		(17)
Share repurchase program	(9,773)	(10)	(145)	(350)			(505)		(505)
Stock option exercises and other common stock transactions	5,510	6	211				217		217
Cash dividends declared				(118)			(118)		(118)
Adjustments from business disposition							—	9	9
Noncontrolling interest distributions and other				12	(12)		—	(24)	(24)
Balance at March 28, 2014	154,721	$155	$2,304	$1,592	$279	$(418)	$3,912	$32	$3,944

(See Notes to Consolidated Financial Statements.)

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

On June 5, 2015, the Company reached a settlement with the staff of the SEC pursuant to which the Company is restating its accompanying financial statements for fiscal 2012. The restatement has no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, of Comprehensive Income (Loss), of Cash Flows and of Changes in Equity for fiscal 2013 or fiscal 2014 (see Note 2).

During the first quarter of fiscal 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-employment benefit plans. These changes have been reported through retrospective application of the new accounting methods to all periods presented. As a result, the accompanying financial statements, and all related footnotes have been adjusted from amounts previously reported in the previously filed Form 10-K to reflect this change (see Note 3).

Effective fiscal 2015, the Company changed its inter-company accounting policy. Previously, inter-company transactions between segments were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost transfers. The new inter-company policy has been applied retrospectively to all periods presented, adjusting the segment results for the accompanying disclosures herein to reflect this change (see Note 21).

Effective at the beginning of fiscal 2014, the Company began operating under new reportable segments: Global Business Services (GBS), Global Infrastructure Services (GIS), and North American Public Sector (NPS) (see Note 21). All prior period segment disclosures have been adjusted from those previously reported to reflect the Company's change in reportable segments.

The Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, and related notes, for the fiscal years ended March 29, 2013 and March 30, 2012 have been adjusted from those previously presented to reflect discontinued operations of two businesses sold during fiscal 2014, as well as the business that CSC has committed to a plan to sell (see Note 6). The Consolidated Balance Sheet for the year ended March 29, 2013 has not been adjusted to reflect the assets and liabilities divested as a result of the two fiscal 2014 discontinued operations. The Consolidated Statements of Cash Flows for all the fiscal years presented include both continuing and the discontinued operations.

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

The Company's income (loss) from continuing operations, before taxes and noncontrolling interests, and diluted earnings per share (EPS) from continuing operations included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method for the fiscal years presented:

	Twelve Months Ended
(Amounts in millions), except per share data	March 28, 2014	March 29, 2013	March 30, 2012
			(As Restated)
Gross favorable	$125	$142	$58
Gross unfavorable	(50)	(122)	(277)
Total net adjustments, before taxes and noncontrolling interests (1)	$75	$20	$(219)

Impact on diluted EPS from continuing operations	$0.31	$(0.10)	$(1.28)

(1)	Quarterly changes in estimated profitability on the same fixed price contract are disclosed gross as either favorable or unfavorable.

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

Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement benefits, life insurance benefits, deferred compensation, and other plans. Most of CSC's pension liabilities are frozen to new accruals. All plans are accounted for using the guidance of Accounting Standards Codification (ASC) 710 "Compensation - General" and ASC 715 “Compensation—Retirement Benefits” and are measured as of the end of the fiscal year.

Effective the first quarter of fiscal 2015, the Company changed its accounting policy for measuring and recognition of actuarial gains and losses for its defined benefit pension and other post-retirement benefit plans and the calculation of the expected return on pension plan assets. Historically, the Company recognized actuarial gains and losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligations (the “corridor”) as a component of accumulated other comprehensive loss and, depending on the benefit plan, the Company amortized these gains and losses to earnings either over the remaining average service period for the active participants or over the average remaining life expectancy of the inactive participants. Additionally, for the Company’s U.S. plans and the Australian plan, the Company previously used a calculated value for the market-related valuation of pension plan assets, reflecting changes in the fair value of plan assets over a three-year and a one-year period, respectively. Under the Company’s new accounting policy, the Company recognizes changes in actuarial gains and losses and the changes in fair value of plan assets in earnings at the time of plan remeasurement, typically annually during the fourth quarter of each year as a component of net periodic benefit expense, and the Company no longer applies a corridor and, therefore, no longer defers any gains or losses.

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

The remaining components of pension/postretirement expense, primarily current period service and interest costs and expected return on plan assets, will continue to be recorded on a quarterly basis. The cumulative effect of the retrospective application of new accounting policies was a decrease of $986 million in retained earnings, a decrease of $1,002 million in accumulated other comprehensive losses and a decrease of $16 million in noncontrolling interest in subsidiaries, as of the beginning of fiscal 2012.

Inherent in the application of the actuarial methods are key assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, mortality rates, rates of compensation increases, and medical cost trend rates. Company management evaluates these assumptions typically annually and updates assumptions as necessary. The fair value of assets are determined based on the prevailing market prices or estimated fair value of investments when quoted prices are not available.

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

The Company recognizes uncertain tax positions in the financial statements when it is more likely than not that the tax position will be sustained upon examination. Uncertain tax positions are measured based on the probabilities that the uncertain tax position will be realized upon final settlement (see Note 14).

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

To manage the exposure to movements in foreign currency exchange rates, the Company uses foreign currency forward contracts and option contracts (see Note 10). The use of these derivative instruments is intended to offset, to the extent possible, the gains and losses from remeasurement of the Company’s foreign currency denominated monetary assets and liabilities. Gains and losses from remeasurement of the Company’s foreign currency denominated assets and liabilities, and remeasurement and settlement of the related foreign currency derivatives are recorded in other (income) expense.

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

New Accounting Standards

During fiscal year 2014, the Company adopted the following recent Accounting Standard Updates (ASUs):

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11), which clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception to this rule occurs when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position; or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose. For these exceptions, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are consistent with CSC's existing practices and adoption of ASU 2013-11 did not have a material effect on CSC's Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (ASU 2013-05). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, "Consolidation - Overall," or Subtopic 830-30, "Foreign Currency Matters - Translation of Financial Statements," applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 stipulates that when a parent ceases to have a controlling financial interest in such an entity, the parent should apply Subtopic 830-30 and release the cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU are consistent with CSC's existing practices and adoption of ASU 2013-05 did not have a material effect on CSC's Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which requires entities to disclose the effect of significant reclassifications out of Accumulated Other Comprehensive Income on the respective line items in net income unless the amounts are not reclassified in their entirety to net income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, entities are required to cross-reference other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years and interim periods within those years, beginning after December 15, 2012. The Company adopted the amendments of this update during the first quarter of fiscal 2014 and included additional disclosures in the Consolidated Financial Statements (see Note 17).

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11), which was subsequently amended in January 2013 when the FASB issued ASU No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” Together, these ASUs provide guidance on disclosure of information pertaining to the offsetting (netting) of assets and liabilities in the financial statements. The amendments in these ASUs affect all entities that have financial instruments and derivative instruments that either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 amends the existing disclosure requirements on offsetting in ASC 210-20-50 by requiring disclosures relating to gross amounts of recognized assets and liabilities, the amounts that are offset, net amounts presented in the balance sheet, and amounts subject to an enforceable master netting arrangement or similar agreement. The amendments in these ASUs became effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted the ASUs during the first quarter of fiscal 2014 and included additional disclosures in the Consolidated Financial Statements (see Note 10).

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC as of March 28, 2014:

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

Note 2 - Restatement and Adjustment of Consolidated Financial Statements

Background of the Restatement

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed, on January 28, 2011, the Company was notified by the Division of Enforcement of the Securities and Exchange Commission (the SEC) that it had commenced a formal civil investigation. That investigation covered a range of matters as previously disclosed by the Company, including certain of the Company’s prior disclosures and accounting determinations. On May 2, 2011, the Audit Committee of the Board of Directors of the Company (the Audit Committee) commenced an independent investigation. The Audit Committee retained independent counsel to represent the Company on behalf of, and under the exclusive direction of, the Audit Committee in connection with such independent investigation. Independent counsel retained forensic accountants and disclosure experts to assist with their work. The Audit Committee determined in August 2012 that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement.

As a result of findings by the Audit Committee’s independent investigation, the Company previously acknowledged certain historic errors and irregularities relating to accounting entries arising from the Nordics region, Australia, and the Company’s contractual relationship with the U.K. National Health Service (the NHS), self-reported these errors and irregularities to the SEC’s Division of Enforcement, and made out of period adjustments to its financial statements as reported in its past filings. In addition, as previously disclosed, certain personnel in certain foreign operations were reprimanded, suspended, terminated and/or resigned and additional controls were implemented. Based on recommendations from the Audit Committee’s independent investigation and discussions with the SEC's staff concerning the SEC's investigation, the Company also instituted comprehensive enhancements beginning in 2011 to its compliance, financial and disclosure controls, and to the function of internal audit. In doing so, the Company made significant changes to prevent the type of misconduct identified by the Audit Committee’s independent investigation from recurring. For additional information relating to the NHS contract, see Note 23.

The Company participated in discussions with the SEC’s staff concerning a resolution of the SEC’s investigation. Many of those discussions concerned the Company’s prior use in fiscal 2009-2012 of the terms of ongoing NHS contract negotiations in developing its assumptions and judgments with respect to the margin used in recognizing profit under the POC accounting method and in evaluating the recoverability of NHS contract assets as well as the Company’s prior disclosures concerning such matters.

On June 5, 2015, the Company reached a settlement with the staff of the SEC (the SEC Settlement) of an administrative enforcement action alleging violations of the anti-fraud, reporting, books-and-records and internal controls provisions of the U.S. securities laws. The Company has neither admitted nor denied the allegations, but has agreed to cease-and-desist from committing or causing any violations or future violations of those provisions.

Pursuant to the SEC Settlement, the Company is restating its accompanying financial statements for fiscal 2012. The restatement has no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, of Comprehensive Income (Loss), of Cash Flows and of Changes in Equity for fiscal 2013 or fiscal 2014.

The restatement reflects the Company's acknowledgment that there were accounting errors in fiscal 2009-2012 with respect to certain assumptions under the POC accounting method for the NHS contract. As part of the restatement, the Company has revised those assumptions based upon uncertainty with respect to a range of possible final outcomes under the NHS contract. As a result, the Company has revised the accounting based on the impracticality of estimating a specific level of profit during this period in order to reflect a profit margin of zero under the POC accounting rules, beginning in the first quarter of fiscal 2009. The result is that $129 million of operating income through the beginning of fiscal 2012 is no longer recognized in prior years, thereby reducing the impairment charge previously recorded in fiscal 2012 by approximately that same amount. As a result, the Company recorded the following changes to historic cost of services, thereby reducing reported operating income by the same amount, increasing cost of services by $131 million in fiscal year 2009, increasing cost of services by $35 million in fiscal year 2010, decreasing cost of services by $37 million in fiscal 2011 and decreasing cost of services by $146 million in fiscal year 2012.

Further, as part of the settlement discussions, the SEC’s staff advised the Company that it had concluded that the Company should have recorded the previously disclosed impairment charge related to the NHS contract in fiscal 2011 instead of fiscal 2012. The Company’s restatement accordingly reflects an impairment charge of $1,158 million in fiscal 2011, with a corresponding reduction in the impairment charge previously recognized in fiscal 2012. Due to the change in timing of the impairment on the NHS contract, the Company also moved $2,511 million of the previously reported fiscal

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 goodwill impairment charge of $2,745 million to fiscal 2011. All of which resulted in a reduction in retained earnings as of the beginning of fiscal 2012.

The result of the restatement is to increase net income and diluted EPS in fiscal 2012 by $3,901 million and $25.17, respectively, from amounts previously reported.

As part of the terms of the SEC Settlement, the Company agreed to pay a penalty of $190 million and agreed to implement a review of its compliance policies through an independent compliance consultant. The Company recorded a pre-tax charge of approximately $197 million for the penalty and related expenses during fiscal year 2015 with respect to this matter.

Out of Period Adjustments recorded in Fiscal Years 2011 and 2012

As discussed in greater detail in Note 4, the Company in the course of its investigation identified, disclosed and recorded certain out of period adjustments related to historic accounting errors in the period such errors were identified. In connection with the Company’s restatement, the Company has restated out of period adjustments previously identified and recorded in fiscal years 2011 and 2012 to record the effects of such adjustments in the period in which they should have been recorded rather than in the period that the errors were identified. The following charts display the effects of such restatement for these out of period adjustments on the income statement and the cumulative effect on the balance sheet for each period:

(Amounts in millions)	Period Recognized
Account Name	Fiscal 2009 and Prior	Fiscal 2010	Fiscal 2011	Fiscal 2012
Income Statement:
Revenue	$(35)	$(38)	$5	$68
Costs of services	25	22	(17)	(36)
Selling, general & administrative expenses	—	(2)	—	1
Corporate G&A	—	—	—	—
Depreciation	—	(1)	3	(2)
Interest Expense	(1)	2	—	(3)
Other (income) expense, net	(2)	—	—	2
Impact on income before taxes from continuing operations	(57)	(59)	19	106

Balance Sheet:
Assets:
Accounts Receivable	$(33)	$(78)	$(66)	$—
Prepaid Expenses	(4)	(6)	15	—
Contract Costs	(3)	(12)	(1)	—
Fixed Assets	(25)	(38)	(31)	—
Impact on Total Assets	$(65)	$(134)	$(83)	$—

Liabilities:
Accounts Payable	$(11)	$(13)	$(1)	$—
Accrued Payroll	2	1	2	—
Accrued Expenses	(3)	(5)	15	—
Deferred Revenue	2	(2)	2	—
Other Long Term Liabilities	8	7	—	—
Impact on Total Liabilities	$(2)	$(12)	$18	$—

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company previously determined that the impact of the out of period adjustments recorded in fiscal 2011 and fiscal 2012 were immaterial to the consolidated results, financial position and cash flows for fiscal 2012 and prior fiscal years. The accompanying restated Consolidated Financial Statements herein incorporate these previously reported out of period adjustments in the appropriate periods relating to fiscal 2012 and prior fiscal years.

Adjustments Resulting from Restatement

In addition to the out of period adjustments described above, the restated Consolidated Financial Statements reflect the following adjustments to fiscal 2012 and prior fiscal years:

Restated Margin Assumptions

Fiscal 2009 to Fiscal 2011 NHS Profit Margin

The NHS contract has been accounted for using the percentage of completion method based on management’s estimates of total contract revenue and costs. Initially such estimates were based upon projections developed using the terms of the Second Amended and Restated Project Agreement (SARPA), which was executed in April 2009. Prior to the execution of SARPA, CSC and the NHS began to operationally diverge from the terms of the SARPA contract and the NHS re-ordered the priorities of what it wanted delivered from those contained in SARPA. Between the third quarter of fiscal 2010 and the third quarter of fiscal 2012, CSC and the NHS were engaged in negotiations to enter into a memorandum of understanding (MOU) that was to have formed the basis for the Third Amended and Restated Project Agreement (TARPA), however, the TARPA MOU was never executed. Based on the progress of these negotiations, CSC reflected the terms of the various draft TARPA MOUs in its profitability estimates for the NHS contract from the fourth quarter of fiscal 2010 to the second quarter of fiscal 2012. The staff of the SEC informed the Company that there was too much uncertainty as to the execution of the TARPA MOU at those times for CSC to rely on the terms of the various drafts of the TARPA MOUs in its estimates of profitability.

In connection with the SEC Settlement, the restatement reflects the Company's acknowledgment that there were accounting errors in fiscal 2009 - 2012 with respect to certain assumptions under the POC accounting method for the NHS contract. As part of the restatement, the Company has revised those assumptions based upon uncertainty with respect to a range of possible final outcomes under the NHS contract. As a result, the Company has revised the accounting based on the impracticality of estimating a specific level of profit during this period in order to reflect a profit margin of zero under the POC accounting rules, beginning in the first quarter of fiscal 2009. The result is that $129 million of operating income through the beginning of fiscal 2012 is no longer recognized in prior years, thereby reducing the impairment charge previously recorded in fiscal 2012 by approximately that same amount. As a result, the Company recorded the following changes to historic cost of services, thereby reducing reported operating income by the same amount, increasing cost of services by $131 million in fiscal year 2009, increasing cost of services by $35 million in fiscal year 2010, decreasing cost of services by $37 million in fiscal 2011 and decreasing cost of services by $146 million in fiscal year 2012.

Restated Impairment Charges

Fiscal 2011 Fourth Quarter NHS Contract Charge

The NHS contract has been accounted for using the percentage of completion method based on management’s estimates of total contract revenue and costs. The Company previously concluded that the TARPA MOU was probable of execution and supported the realization of the underlying contract assets until the third quarter of fiscal year 2012, at which time the Company impaired the contract related assets of $1,485 million. Further, as part of the settlement discussions, the SEC's staff advised the Company that it had concluded that the Company should have recorded the previously disclosed impairment charge related to the NHS contract in fiscal 2011 instead of fiscal 2012, and that the impairment could be quantified by applying the assumptions used in the third quarter of fiscal 2012 as to the probability of contract amendment, contract margin, and probability of asset recovery in estimating an impairment charge as of the fourth quarter of fiscal 2011. As a result of this change in the timing of the impairment, the Company recorded a $1,158 million impairment charge as of April 1, 2011, including a $132 million reduction of revenue, and reduced the impairment charge previously recognized in fiscal 2012. This charge included the write-off of its work in process inventory balance of $1,007 million,

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

billed and unbilled receivables of $132 million and net other assets and liabilities of $19 million resulting in only immaterial remaining net NHS contract assets as of the end of fiscal 2011. In fiscal 2012, prior to the execution of an interim project agreement, the Company continued to incur expenses on the NHS contract, which it charged to expense as incurred.

Goodwill Impairment Charge

As a result of the Company restating the timing of the NHS asset impairment charge, the Company also evaluated the effect such impairment would have on its historical accounting for goodwill. Historically, during fiscal 2012, the Company concluded that fair value was below carrying value for three reporting units: GIS, GBS-Consulting and GBS IS&S. CSC therefore conducted step two of the two-step goodwill impairment test and, during fiscal 2012, originally recorded goodwill impairment charges of $2,745 million, of which $2,074 million related to the GIS reporting unit, $453 million related to the GBS-Consulting reporting unit, and $218 million related to the GBS-IS&S reporting unit.

As a result of the Company moving the NHS asset impairment charge from the third quarter of fiscal 2012 to the fourth quarter of fiscal 2011, as discussed above, the Company evaluated the impact on its historic accounting for goodwill as of the fourth quarter of fiscal 2011. The Company concluded that the NHS contract impairment would have resulted in a determination that it was more likely than not that its GIS and GBS-Consulting reporting units' respective carrying values exceeded their respective fair values as of the fourth quarter of fiscal 2011. As a result, the Company would have performed step one of the two-step impairment test for those two reporting units in the fourth fiscal quarter of 2011. After removing substantially all of the NHS contract cash flows, the Company concluded that its GIS and GBS-Consulting reporting units would have failed step one of the goodwill impairment test and thus would have been required to perform step two of the two-step goodwill impairment test in the fourth quarter of fiscal 2011. After conducting step two of its goodwill impairment test as of the fourth quarter of fiscal 2011, the Company now concludes that as a result of moving the NHS asset impairment charge, it would recognize a goodwill impairment charge in the fourth fiscal quarter of 2011 of $2,511 million, of which $2,061 million would have related to the GIS reporting unit and $450 million would have related to the GBS-Consulting reporting unit.

As discussed more fully in Note 13, the Company tested the GBS-IS&S reporting unit as of the second and third quarters fiscal 2012 and recorded a net goodwill impairment of $232 million in fiscal 2012 related to the GBS IS&S reporting unit in fiscal 2012.

As a result of the above restatement, the goodwill impairment charges recognized by year are as follows:

Fiscal 2011 Goodwill Impairment Charge
(amounts in millions)
Reporting Unit	As Reported	Correction	As Restated
GIS	$—	$2,061	$2,061
GBS Consulting	—	450	450
GBS IS&S	—	—	—
Total	—	2,511	2,511

Fiscal 2012 Goodwill Impairment Charge
(amounts in millions)
Reporting Unit	As Reported	Correction	As Restated
GIS	$2,074	$(2,074)	$—
GBS Consulting	453	(453)	—
GBS IS&S	218	14	232
Total	2,745	(2,513)	232

The result of the restatement is to reduce net income by $2,511 million in fiscal 2011 and to increase net income in fiscal 2012 by $2,513 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustments Relating to Changed Policies

In addition, during the first quarter of fiscal year 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-employment benefit plans. These changes have been reported through retrospective application of the new accounting methods to all periods presented herein. As a result, the accompanying financial statements, and all related footnotes have been adjusted from those previously reported to reflect this change.

Effective fiscal 2015, the Company also changed its inter-company accounting policy. Previously, inter-company transactions between segments were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost offsets. The new inter-company policy has been applied retrospectively to all periods presented herein, resulting in adjustments to segment results from those previously reported.

Impact of Restatement and Adjustments on Consolidated Financial Statements

The following tables present the impact of the restatement and other adjustments on the Company’s previously issued Consolidated Financial Statements for fiscal years 2014, 2013 and 2012. The restatement has no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, of Comprehensive Income (Loss), of Cash Flows and of Changes in Equity for fiscal 2013 or fiscal 2014. Restatement adjustments for the revised margin assumptions, previously reported out of period adjustments relating to fiscal 2012 and prior years, and impairment charges are included in the “Restatement” columns below. Adjustments relating to the retrospective application resulting from the changes in the Company’s accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-employment benefit plans are included in the “Impact of change in accounting methods” columns below.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Operations

	Twelve months ended March 28, 2014
(Amounts in millions, except per-share amounts)	As Previously Reported	Impact of change in accounting methods	As Adjusted
Revenue	$12,998	$—	$12,998

Costs of services	9,567	(295)	9,272
Selling, general & administrative expenses	1,278	(58)	1,220
Depreciation & amortization	1,018	—	1,018
Restructuring costs	76	—	76
Interest Expense	147	—	147
Interest Income	(16)	—	(16)
Other expense (income), net	18	—	18
Total costs and expenses	12,088	(353)	11,735

Income from continuing operations before taxes	910	353	1,263
Taxes on income	289	94	383
Income from continuing operations, net of taxes	621	259	880
Income from discontinued operations, net of taxes	69	19	88
Net income	690	278	968
Net income attributable to noncontrolling interest, net of tax	16	5	21
Net income attributable to CSC common stockholders	$674	$273	$947

Earnings per share
Basic:
Continuing operations	$4.09	$1.72	$5.81
Discontinued Operations	0.47	0.13	0.60
	$4.56	$1.85	$6.41

Diluted:
Continuing operations	$4.01	$1.69	$5.70
Discontinued Operations	0.46	0.12	0.58
	$4.47	$1.81	$6.28

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve months ended March 29, 2013
(Amounts in millions, except per-share amounts)	As Previously Reported	Impact of change in accounting methods	As Adjusted
Revenue	$14,195	$—	$14,195

Costs of services	11,100	193	11,293
Selling, general & administrative expenses	1,176	21	1,197
Depreciation & amortization	1,070	—	1,070
Restructuring costs	264	—	264
Interest Expense	183	—	183
Interest Income	(22)	—	(22)
Other expense (income), net	(25)	—	(25)
Total costs and expenses	13,746	214	13,960

Income from continuing operations before taxes	449	(214)	235
Taxes on income	(49)	(13)	(62)
Income from continuing operations, net of taxes	498	(201)	297
Income from discontinued operations, net of taxes	481	1	482
Net income	979	(200)	779
Net income attributable to noncontrolling interest, net of tax	18	1	19
Net income attributable to CSC common stockholders	$961	$(201)	$760

Earnings per share
Basic:
Continuing operations	$3.11	$(1.31)	$1.80
Discontinued Operations	3.11	0.01	3.12
	$6.22	$(1.30)	$4.92

Diluted:
Continuing operations	$3.09	$(1.30)	$1.79
Discontinued Operations	3.09	0.01	3.10
	$6.18	$(1.29)	$4.89

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve months ended March 30, 2012
(Amounts in millions, except per-share amounts)	As Previously Reported	Restatement	As Restated	Impact of change in accounting methods	As Restated and Adjusted
Revenue	$14,476	$197	$14,673	$—	$14,673

Costs of services	12,181	97	12,278	365	12,643
Cost of services - specified contract charge	1,281	(1,281)	—	—	—
Cost of services - settlement charges	227	—	227	—	227
Selling, general & administrative expenses	1,108	1	1,109	36	1,145
Depreciation & amortization	1,141	(2)	1,139	—	1,139
Goodwill Impairment	2,745	(2,513)	232	—	232
Restructuring costs	140	—	140	—	140
Interest Expense	174	(3)	171	—	171
Interest Income	(38)	—	(38)	—	(38)
Other expense (income), net	4	2	6	—	6
Total costs and expenses	18,963	(3,699)	15,264	401	15,665

Income from continuing operations before taxes	(4,487)	3,896	(591)	(401)	(992)
Taxes on income	(96)	(5)	(101)	(127)	(228)
Income from continuing operations, net of taxes	(4,391)	3,901	(490)	(274)	(764)
Income (loss) from discontinued operations, net of taxes	166	—	166	(4)	162
Net (loss) income	(4,225)	3,901	(324)	(278)	(602)
Net income attributable to noncontrolling interest, net of tax	17	—	17	(3)	14
Net (loss) attributable to CSC common stockholders	$(4,242)	$3,901	$(341)	$(275)	$(616)

Earnings per share
Basic:
Continuing operations	$(28.44)	$25.17	$(3.27)	$(1.75)	$(5.02)
Discontinued Operations	1.07	—	1.07	(0.02)	1.05
	$(27.37)	$25.17	$(2.20)	$(1.77)	$(3.97)

Diluted:
Continuing operations	$(28.44)	$25.17	$(3.27)	$(1.75)	$(5.02)
Discontinued Operations	1.07	—	1.07	(0.02)	1.05
	$(27.37)	$25.17	$(2.20)	$(1.77)	$(3.97)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact on Consolidated Statement of Comprehensive Income

	Twelve months ended March 28, 2014
(Amounts in millions)	As Previously Reported	Impact of change in accounting methods	As Adjusted
Net income (loss)	$690	$278	$968

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net	(73)	(8)	(81)
Pension and other postretirement benefit plans, net of tax:
Net actuarial gain (loss), net	227	(227)	—
Prior service credit (cost), net	265	—	265
Amortization of transition obligation, net	1	—	1
Amortization of prior service cost, net	(4)	—	(4)
Amortization of net actuarial gain, net	66	(66)	—
Foreign currency exchange (loss) gain, net of tax	(8)	10	2
Pension and other postretirement benefit plans, net of tax	547	(283)	264
Other comprehensive income (loss), net of tax	474	(291)	183

Comprehensive income (loss)	1,164	(13)	1,151
Less: comprehensive income (loss) attributable to noncontrolling interest	21	9	30
Comprehensive income (loss) attributable to CSC common stockholders	$1,143	$(22)	$1,121

	Twelve months ended March 29, 2013
(Amounts in millions)	As Previously Reported	Impact of change in accounting methods	As Adjusted
Net income (loss)	$979	$(200)	$779

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net	(83)	(9)	(92)
Pension and other postretirement benefit plans, net of tax:
Net actuarial gain (loss), net	(260)	260	—
Prior service credit (cost), net	19	—	19
Amortization of transition obligation, net	1	—	1
Amortization of prior service cost, net	(1)	1	—
Amortization of net actuarial gain, net	58	(58)	—
Foreign currency exchange (loss) gain, net of tax	(14)	6	(8)
Pension and other postretirement benefit plans, net of tax	(197)	209	12
Other comprehensive income (loss), net of tax	(280)	200	(80)

Comprehensive income (loss)	699	—	699
Less: comprehensive income (loss) attributable to noncontrolling interest	(1)	20	19
Comprehensive income (loss) attributable to CSC common stockholders	$700	$(20)	$680

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve months ended March 30, 2012
(Amounts in millions)	As Previously Reported	Restatement	As Restated	Impact of change in accounting methods	As Restated and Adjusted
Net loss	$(4,225)	$3,901	$(324)	$(278)	$(602)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net	(124)	7	(117)	(5)	(122)
Pension and other postretirement benefit plans, net of tax:
Net actuarial gain (loss), net	(323)	—	(323)	323	—
Prior service credit (cost), net	(4)	—	(4)	—	(4)
Amortization of transition obligation, net	2	—	2	—	2
Amortization of prior service cost, net	(2)	—	(2)	—	(2)
Amortization of net actuarial gain, net	45	—	45	(45)	—
Foreign currency exchange (loss) gain, net of tax	3	—	3	(5)	(2)
Pension and other postretirement benefit plans, net of tax	(279)	—	(279)	273	(6)
Other comprehensive income (loss), net of tax	(403)	7	(396)	268	(128)

Comprehensive income (loss)	(4,628)	3,908	(720)	(10)	(730)
Less: comprehensive income (loss) attributable to noncontrolling interest	17	—	17	(3)	14
Comprehensive income (loss) attributable to CSC common stockholders	$(4,645)	$3,908	$(737)	$(7)	$(744)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact on Consolidated Balance Sheets

	As of March 28, 2014
(Amounts in millions)	As Previously Reported	Impact of change in accounting methods	As Adjusted
Current assets:
Cash and cash equivalents	$2,443	$—	$2,443
Receivables, net	2,759	—	2,759
Prepaid expenses and other current assets	426	—	426
Total current assets	5,628	—	5,628
Intangible and other assets:
Software, net	650	—	650
Outsourcing contract costs, net	427	—	427
Goodwill, net	1,667	—	1,667
Other assets	986	—	986
Total intangible and other assets	3,730	—	3,730
Property and equipment, net	2,031	—	2,031
Total Assets	$11,389	$—	$11,389

Current liabilities:
Short-term debt and current maturities of long-term debt	$681	$—	$681
Accounts payable	394	—	394
Accrued payroll and related costs	592	—	592
Accrued expenses and other current liabilities	1,094	—	1,094
Deferred revenue and advance contract payments	624	—	624
Income taxes payable and deferred income taxes	77	—	77
Total current liabilities	3,462	—	3,462

Long-term debt, net of current maturities	2,207	—	2,207
Income tax liabilities and deferred income taxes	557	—	557
Other long-term liabilities	1,219	—	1,219
Commitments and contingencies
CSC stockholders’ equity:
Preferred stock par value $1 per share	—	—	—
Common stock, par value $1 per share	155	—	155
Additional paid-in capital	2,304	—	2,304
Earnings retained for use in business	2,770	(1,178)	1,592
Accumulated other comprehensive loss	(898)	1,177	279
Less: common stock in treasury, at cost	(418)	—	(418)
Total CSC stockholders’ equity	3,913	(1)	3,912
Noncontrolling interest in subsidiaries	31	1	32
Total Equity	3,944	—	3,944
Total Liabilities and Equity	$11,389	$—	$11,389

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 29, 2013
(Amounts in millions)	As Previously Reported	Impact of change in accounting methods	As Adjusted
Current assets:
Cash and cash equivalents	$2,054	$—	$2,054
Receivables, net	3,199	—	3,199
Prepaid expenses and other current assets	420	—	420
Total current assets	5,673	—	5,673
Intangible and other assets:
Software, net	611	—	611
Outsourcing contract costs, net	505	—	505
Goodwill, net	1,516	—	1,516
Other assets	762	—	762
Total intangible and other assets	3,394	—	3,394
Property and equipment, net	2,184	—	2,184
Total Assets	$11,251	$—	$11,251

Current liabilities:
Short-term debt and current maturities of long-term debt	$234	$—	$234
Accounts payable	373	—	373
Accrued payroll and related costs	653	—	653
Accrued expenses and other current liabilities	1,425	—	1,425
Deferred revenue and advance contract payments	630	—	630
Income taxes payable and deferred income taxes	34	—	34
Total current liabilities	3,349	—	3,349

Long-term debt, net of current maturities	2,498	—	2,498
Income tax liabilities and deferred income taxes	501	—	501
Other long-term liabilities	1,743	—	1,743
Commitments and contingencies
CSC stockholders’ equity:
Preferred stock par value $1 per share	—	—	—
Common stock, par value $1 per share	159	—	159
Additional paid-in capital	2,167	—	2,167
Earnings retained for use in business	2,564	(1,463)	1,101
Accumulated other comprehensive loss	(1,354)	1,462	108
Less: common stock in treasury, at cost	(401)	—	(401)
Total CSC stockholders’ equity	3,135	(1)	3,134
Noncontrolling interest in subsidiaries	25	1	26
Total Equity	3,160	—	3,160
Total Liabilities and Equity	$11,251	$—	$11,251

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact on Consolidated Statement of Cash Flows

	Twelve months ended March 28, 2014
(Amounts in millions)	As Previously Reported	Impact of change in accounting methods	As Adjusted
Cash flows from operating activities:
Net income (loss)	$690	$278	$968
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,018	—	1,018
Pension & OPEB actuarial gain	—	(259)	(259)
Stock-based compensation	73	—	73
Deferred taxes	75	94	169
(Gain) loss on dispositions	(73)	(12)	(85)
Provision for losses on accounts receivable	4	—	4
Excess tax benefit from stock based compensation	(8)	—	(8)
Unrealized foreign currency exchange gain	(29)	—	(29)
Impairment losses and contract write-offs	3	—	3
Cash surrender value in excess of premiums paid	(8)	—	(8)
Other non-cash charges, net	55	—	55
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	168	—	168
(Increase) decrease in prepaid expenses and other current assets	(40)	—	(40)
Decrease in accounts payable and accrued expenses	(449)	(100)	(549)
Increase (decrease) in income taxes payable and income tax liability	112	7	119
Increase (decrease) in advanced contract payments and deferred revenue	2	—	2
Other operating activities, net	(33)	(8)	(41)
Net cash provided by operating activities	1,560	—	1,560

Cash flows from investing activities:
Purchases of property and equipment	(420)	—	(420)
Payments for outsourcing contract costs	(71)	—	(71)
Payments for acquisitions, net of cash acquired	(190)	—	(190)
Proceeds from business dispositions	248	—	248
Software purchased and developed	(197)	—	(197)
Proceeds from sale of property and equipment	38	—	38
Other investing activities, net	26	—	26
Net cash (used in) provided by investing activities	(566)	—	(566)

Cash flows from financing activities:
Borrowings under lines of credit and short-term debt	439	—	439
Principal payments on long-term debt	(492)	—	(492)
Proceeds from stock options and other common stock transactions	214	—	214
Excess tax benefit from stock based compensation	8	—	8
Repurchase of common stock and acquisition of treasury stock	(521)	—	(521)
Dividend payments	(119)	—	(119)
Payment of contingent consideration	(98)	—	(98)
Other financing activities, net	(30)	—	(30)
Net cash used in financing activities	(599)	—	(599)
Effect of exchange rate changes on cash and cash equivalents	(6)	—	(6)
Net increase (decrease) in cash and cash equivalents	389	—	389
Cash and cash equivalents at beginning of year	2,054	—	2,054
Cash and cash equivalents at end of year	$2,443	$—	$2,443

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve months ended March 29, 2013
(Amounts in millions)	As Previously Reported	Impact of change in accounting methods	As Adjusted
Cash flows from operating activities:
Net income (loss)	$979	$(200)	$779
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,070	—	1,070
Pension & OPEB actuarial loss	—	297	297
Stock-based compensation	49	—	49
Deferred taxes	112	(13)	99
(Gain) loss on dispositions	(797)	—	(797)
Provision for losses on accounts receivable	18	—	18
Excess tax benefit from stock based compensation	(3)	—	(3)
Unrealized foreign currency exchange gain	(37)	—	(37)
Impairment losses and contract write-offs	9	—	9
Cash surrender value in excess of premiums paid	(10)	—	(10)
Other non-cash charges, net	64	—	64
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	55	—	55
(Increase) decrease in prepaid expenses and other current assets	22	—	22
Decrease in accounts payable and accrued expenses	(690)	(76)	(766)
Increase (decrease) in income taxes payable and income tax liability	39	1	40
Increase (decrease) in advanced contract payments and deferred revenue	270	—	270
Other operating activities, net	(31)	(9)	(40)
Net cash provided by operating activities	1,119	—	1,119

Cash flows from investing activities:
Purchases of property and equipment	(395)	—	(395)
Payments for outsourcing contract costs	(115)	—	(115)
Payments for acquisitions, net of cash acquired	(34)	—	(34)
Proceeds from business dispositions	1,108	—	1,108
Software purchased and developed	(162)	—	(162)
Proceeds from sale of property and equipment	32	—	32
Other investing activities, net	22	—	22
Net cash (used in) provided by investing activities	456	—	456

Cash flows from financing activities:
Borrowings under lines of credit and short-term debt	128	—	128
Repayment of borrowings under lines of credit	(169)	—	(169)
Borrowing on long-term debt, net of discount	1,077	—	1,077
Principal payments on long-term debt	(1,238)	—	(1,238)
Proceeds from stock options and other common stock transactions	55	—	55
Excess tax benefit from stock based compensation	3	—	3
Repurchase of common stock and acquisition of treasury stock	(283)	—	(283)
Dividend payments	(124)	—	(124)
Other financing activities, net	(38)	—	(38)
Net cash used in financing activities	(589)	—	(589)
Effect of exchange rate changes on cash and cash equivalents	(25)	—	(25)
Net increase (decrease) in cash and cash equivalents	961	—	961
Cash and cash equivalents at beginning of year	1,093	—	1,093
Cash and cash equivalents at end of year	$2,054	$—	$2,054

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve months ended March 30, 2012
(Amounts in millions)	As Previously Reported	Restatement	As Restated	Impact of change in accounting methods	As Restated and Adjusted
Cash flows from operating activities:
Net income (loss)	$(4,225)	$3,901	$(324)	$(278)	$(602)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,141	(2)	1,139	—	1,139
Pension & OPEB actuarial loss	—	—	—	479	479
Goodwill impairment	2,745	(2,513)	232	—	232
Specified contract charge	1,485	(1,485)	—	—	—
Settlement charge	269	—	269	—	269
Stock-based compensation	36	—	36	—	36
Deferred taxes	(116)	(8)	(124)	(127)	(251)
(Gain) loss on dispositions	30	—	30	—	30
Provision for losses on accounts receivable	18	—	18	—	18
Excess tax benefit from stock based compensation	(2)	—	(2)	—	(2)
Unrealized foreign currency exchange gain	(8)	—	(8)	—	(8)
Impairment losses and contract write-offs	156	—	156	—	156
Cash surrender value in excess of premiums paid	(7)	—	(7)	—	(7)
Other non-cash charges, net	71	(20)	51	—	51
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	232	8	240	—	240
(Increase) decrease in prepaid expenses and other current assets	(210)	115	(95)	—	(95)
Decrease in accounts payable and accrued expenses	(67)	(17)	(84)	(74)	(158)
Increase (decrease) in income taxes payable and income tax liability	(137)	6	(131)	(2)	(133)
Increase (decrease) in advanced contract payments and deferred revenue	(247)	24	(223)	—	(223)
Other operating activities, net	12	(9)	3	2	5
Net cash provided by operating activities	1,176	—	1,176	—	1,176

Cash flows from investing activities:
Purchases of property and equipment	(569)	—	(569)	—	(569)
Payments for outsourcing contract costs	(179)	—	(179)	—	(179)
Payments for acquisitions, net of cash acquired	(374)	—	(374)	—	(374)
Proceeds from business dispositions	2	—	2	—	2
Software purchased and developed	(227)	—	(227)	—	(227)
Proceeds from sale of property and equipment	11	—	11	—	11
Other investing activities, net	28	—	28	—	28
Net cash (used in) provided by investing activities	(1,308)	—	(1,308)	—	(1,308)

Cash flows from financing activities:
Borrowings under lines of credit and short-term debt	140	—	140	—	140
Repayment of borrowings under lines of credit	(120)	—	(120)	—	(120)
Principal payments on long-term debt	(485)	—	(485)	—	(485)
Proceeds from stock options and other common stock transactions	15	—	15	—	15
Excess tax benefit from stock based compensation	2	—	2	—	2
Dividend payments	(124)	—	(124)	—	(124)
Payment of contingent consideration	—	—	—	—	—
Other financing activities, net	(9)	—	(9)	—	(9)
Net cash used in financing activities	(581)	—	(581)	—	(581)
Effect of exchange rate changes on cash and cash equivalents	(31)	—	(31)	—	(31)
Net increase (decrease) in cash and cash equivalents	(744)	—	(744)	—	(744)
Cash and cash equivalents at beginning of year	1,837	—	1,837	—	1,837
Cash and cash equivalents at end of year	$1,093	$—	$1,093	$—	$1,093

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Defined Benefit Pension Plan Accounting Policy Changes

During the first quarter of fiscal 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-retirement benefit plans and the calculation of expected return on pension plan assets. Historically, the Company recognized actuarial gains and losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligations (the “corridor”) as a component of accumulated other comprehensive loss in its Consolidated Condensed Balance Sheets and, depending on the benefit plan, the Company amortized these gains and losses to earnings either over the remaining average service period for the active participants or over the average remaining life expectancy of the inactive participants. Additionally, for the Company’s U.S. plans and the Australian plan, the Company previously used a calculated value for the market-related valuation of pension plan assets, reflecting changes in the fair value of plan assets over a three-year and a one-year period, respectively. Under the Company’s new accounting policies, the Company recognizes changes in actuarial gains and losses and the changes in fair value of plan assets in earnings at the time of plan remeasurement, typically annually during the fourth quarter of each year as a component of net periodic benefit expense (and the Company no longer applies a corridor and, therefore, no longer defers any gains or losses). The new accounting policies result in the changes in actuarial gains and losses and the changes in fair value of plan assets being recognized in earnings in the year they occur, rather than amortized over time, and therefore recognized earlier than under the Company’s previous methods of accounting. The Company believes the new pension accounting policies are preferable as they recognize the effects of plan investment performance, interest rate changes, changes in actuarial assumptions as a component of earnings in the year in which they occur rather than amortized over time, and additionally, conform all plans to a consistent policy for determining market-related value of plan assets. These changes have been reported through retrospective application of the new accounting methods to all periods presented. The remaining components of pension/postretirement expense, primarily current period service and interest costs and expected return on plan assets, will continue to be recorded on a quarterly basis. The cumulative effect of the retrospective application of new accounting policies was a decrease of $986 million in retained earnings, a decrease of $1,002 million in accumulated other comprehensive losses and a decrease of $16 million in noncontrolling interest in subsidiaries, as of the beginning of fiscal 2012.

In addition to the above mentioned accounting policy changes, the Company also changed the way in which it allocates the elements of net periodic pension (benefit) cost to its reportable segments to be aligned with changes in how the Company's chief operating decision maker evaluates segment performance. Historically, total net periodic pension (benefit) cost, including the amortization of deferred actuarial losses/(gains) and changes in fair value of plan assets were reported within operating income, as defined by the Company, and fully allocated to reportable segments. Under the new allocation approach, settlement gains and losses and the net actuarial gains and losses components of the net periodic pension (benefit) cost are excluded entirely from the Company’s definition of operating income and not allocated to the reportable segments. All of the other elements of net periodic pension (benefit) cost, excluding settlement gains and losses and actuarial gains and losses, will continue to be included within operating income of the Company’s reportable segments. The Company has applied the change in the allocation approach retrospectively, adjusting segment reporting for all prior periods presented (see Note 21).

See Note 2 for the effects of retrospectively applying the change in the pension accounting policies on select line items of the accompanying Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Out of Period Adjustments

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

As a result of findings by the Audit Committee’s independent investigation, the Company has previously acknowledged certain historic errors and irregularities relating to accounting entries arising from the Nordics region, Australia, and the Company’s contractual relationship with the NHS, self-reported these errors and irregularities to the SEC’s Division of Enforcement, and made out of period adjustments to its financial statements that are related to prior periods as reported in its past filings. In addition, as previously disclosed, certain personnel in certain foreign operations were reprimanded, suspended, terminated and/or resigned and additional controls were implemented. Based on recommendations from the Audit Committee’s independent investigation and discussions with the SEC's staff concerning the SEC's investigation, the Company also instituted comprehensive enhancements beginning in 2011 to its compliance, financial and disclosure controls, and to the function of internal audit. In doing so, the Company made significant changes to prevent the type of misconduct identified by the Audit Committee’s independent investigation from recurring.  For additional information relating to the NHS contract, see Note 23.

The Company participated in discussions with the SEC’s staff concerning a resolution of the SEC’s investigation. Many of those discussions concerned the Company’s prior use in fiscal 2009-2012 of the terms of ongoing NHS contract negotiations in developing its assumptions and judgments with respect to the margin used in recognizing profit under the POC accounting method and in evaluating the recoverability of NHS contract assets as well as the Company’s prior disclosures concerning such matters.

On June 5, 2015, the Company reached a settlement with the staff of the SEC (the SEC Settlement) of an administrative enforcement action alleging violations of the anti-fraud, reporting, books-and-records and internal controls provisions of the U.S. securities laws. The Company has neither admitted nor denied the allegations, but has agreed to cease-and-desist from committing or causing any violations or future violations of those provisions.

Pursuant to the SEC Settlement, the Company is restating its accompanying financial statements for fiscal 2012. The restatement has no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, of Comprehensive Income (Loss), of Cash Flows and of Changes in Equity for fiscal 2013 or fiscal 2014.

The restatement reflects the Company's acknowledgment that there were accounting errors in fiscal 2009-2012 with respect to certain assumptions under the POC accounting method for the NHS contract. As part of the restatement, the Company has revised those assumptions based upon uncertainty with respect to a range of possible final outcomes under the NHS contract. As a result, the Company has revised the accounting based on the impracticality of estimating a specific level of profit during this period in order to reflect a profit margin of zero under the POC accounting rules, beginning in the first quarter of fiscal 2009. The result is that $129 million of operating income through the beginning of fiscal 2012 is no longer recognized in prior years, thereby reducing the impairment charge previously recorded in fiscal 2012 by approximately that same amount. As a result, the Company recorded the following changes to historic cost of services, thereby reducing reported operating income by the same amount, increasing cost of services by $131 million in fiscal year 2009, increasing cost of services by $35 million in fiscal year 2010, decreasing cost of services by $37 million in fiscal 2011 and decreasing cost of services by $146 million in fiscal year 2012.

Further, as part of the settlement discussions, the SEC’s staff advised the Company that it had concluded that the Company should have recorded the previously disclosed impairment charge related to the NHS contract in fiscal 2011

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instead of fiscal 2012. The Company’s restatement accordingly reflects an impairment charge of $1,158 million in fiscal 2011, with a corresponding reduction in the impairment charge previously recognized in fiscal 2012. Due to the change in timing of the impairment on the NHS contract, the Company also moved $2,511 million of the previously reported fiscal 2012 goodwill impairment charge of approximately $2,745 million to fiscal 2011. All of which resulted in a reduction in retained earnings as of the beginning of fiscal 2012.

The result of the restatement is to increase net income and diluted EPS in fiscal 2012 by $3,901 million and $25.17, respectively, from amounts previously reported.

As part of the terms of the SEC Settlement, the Company agreed to pay a penalty of $190 million and agreed to implement a review of its compliance policies through an independent compliance consultant. The Company recorded a pre-tax charge of approximately $197 million for the penalty and related expenses in fiscal 2015.

Out of Period Adjustments Financial Impact Summary

Cumulative Impact of Out of Period Adjustments

The rollover impact on income (loss) from continuing operations before taxes of the recorded out of period adjustments in fiscal 2014 and 2013 is attributable to the following prior fiscal years:

	Increase/(Decrease)
(Amounts in millions)	Fiscal 2013 Adjustments	Fiscal 2014 Adjustments	Total Adjustments
Fiscal 2014	$—	$(2)	$(2)
Fiscal 2013	6	4	10
Fiscal 2012	(16)	(6)	(22)
Prior fiscal years (unaudited)	10	4	14

See Note 21 for a summary of the effect of the pre-tax out of period adjustments on the Company's segment results for fiscal 2014, 2013 and 2012.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Out of period adjustments recorded in fiscal 2014 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 28, 2014 under the rollover method:

	Twelve Months Ended March 28, 2014
(Amounts in millions, except per-share amounts)	As Adjusted	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$12,998	$21	$13,019
Costs of services (excludes depreciation and amortization and restructuring costs)	9,272	23	9,295
Depreciation and amortization	1,018	(2)	1,016
Restructuring costs	76	2	78
Income from continuing operations before taxes	1,263	(2)	1,261
Taxes on income	383	(18)	365
Income from continuing operations	880	16	896
Income from discontinued operations, net of taxes	88	2	90
Net income attributable to CSC common shareholders	947	18	965
EPS – Diluted
Continuing operations	$5.70	$0.11	$5.81
Discontinued operations	0.58	0.01	0.59
Total	$6.28	$0.12	$6.40

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal 2013
	Quarter Ended
(Amounts in millions)	June 29, 2012	September 28, 2012	December 28, 2012	March 29, 2013	Total
Other adjustments	3	—	—	7	10
Effect on income from continuing operations before taxes	3	—	—	7	10
Taxes on income	(2)	(2)	(4)	(7)	(15)
Other income tax adjustments	(2)	—	(1)	(12)	(15)
Effect on income from discontinued operations, net of taxes	—	—	(28)	26	(2)
Effect on net income attributable to CSC common shareholders	$(1)	$(2)	$(33)	$14	$(22)

Out of period adjustments recorded during fiscal 2014 and 2013 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 29, 2013 under the rollover method:

	Twelve Months Ended March 29, 2013
(Amounts in millions, except per-share amounts)	As Adjusted	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$14,195	$(2)	$14,193
Costs of services (excludes depreciation and amortization and restructuring costs)	11,293	(13)	11,280
Depreciation and amortization	1,070	(2)	1,068
Restructuring costs	264	3	267
Income from continuing operations before taxes	235	10	245
Taxes on income	(62)	30	(32)
Income from continuing operations	297	(20)	277
Income from discontinued operations, net of taxes	482	(2)	480
Net income attributable to CSC common shareholders	760	(22)	738
EPS – Diluted
Continuing operations	$1.79	$(0.13)	$1.66
Discontinued operations	3.10	(0.01)	3.09
Total	$4.89	$(0.14)	$4.75

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2012 Adjustments Financial Impact Summary

Adjustments were identified and recorded in fiscal 2014 and 2013 related to fiscal 2012 that decreased the net error by $6 million and $16 million, respectively.

The following table summarizes the cumulative effect on the fiscal 2012 net loss attributable to CSC common shareholders of the consolidated out of period adjustments recorded during fiscal 2014 and 2013 under the rollover method:

	Fiscal 2012
	Quarter Ended
(Amounts in millions)	July 1, 2011	September 30, 2011	December 30, 2011	March 30, 2012	Total
NPS adjustments	—	—	—	(6)	(6)
Other adjustments	(2)	(4)	(9)	(1)	(16)
Effect on income (loss) from continuing operations before taxes	(2)	(4)	(9)	(7)	(22)
Taxes on income	—	—	—	4	4
Other income tax adjustments	—	—	—	—	—
Effect on net income (loss) attributable to CSC common shareholders	$(2)	$(4)	$(9)	$(3)	$(18)

Out of period adjustments recorded during fiscal 2014 and 2013 had the following impact on select line items of the Consolidated Statements of Operations for the twelve months ended March 30, 2012 under the rollover method:

	Twelve Months Ended March 30, 2012
(Amounts in millions, except per-share amounts)	As Restated and Adjusted	Adjustments Increase/ (Decrease)	Amount Adjusted for Removal of Errors
Revenues	$14,673	$(18)	$14,655
Costs of services (excludes depreciation and amortization, specified contract charge, settlement charge and restructuring costs)	12,643	7	12,650
Selling, general and administrative	1,145	1	1,146
Depreciation and amortization	1,139	1	1,140
Restructuring costs	140	(5)	135
Loss from continuing operations before taxes	(992)	(22)	(1,014)
Taxes on income	(228)	(4)	(232)
Loss from continuing operations	(764)	(18)	(782)
Net loss attributable to CSC common shareholders	(616)	(18)	(634)
EPS – Diluted
Continuing operations	$(5.02)	$(0.12)	$(5.14)
Total	$(3.97)	$(0.12)	$(4.09)

The Company has determined that the impact of the consolidated out of period adjustments recorded in fiscal 2014 and 2013 is immaterial to the consolidated results, financial position and cash flows for fiscal 2012 and prior years. Consequently, the cumulative effect of these adjustments was recorded during fiscal 2014 and 2013.

The accompanying restated Consolidated Financial Statements incorporate previously reported out of period adjustments relating to fiscal 2012 and prior years. See Note 2 for additional information.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Acquisitions

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

	Twelve Months Ended March 30, 2012
(Amounts in millions, except per-share data)	As Restated and Adjusted	Pro Forma
Revenue	$14,673	$14,751
Net loss attributable to CSC common shareholders	(616)	(718)

Basic EPS	$(3.97)	$(4.63)
Diluted EPS	(3.97)	(4.63)

The pro forma financial information above is not indicative of the results that would have actually been obtained if the acquisition had occurred on April 3, 2010, or that may be obtained in the future. No effect has been given to cost reductions or operating synergies relating to the integration of iSOFT in the Company’s operations. The information for the twelve months ended March 30, 2012 has been adjusted to exclude $37 million of goodwill impairment recorded by iSOFT in June 2011, prior to its acquisition by CSC. Additionally, the twelve months ended March 30, 2012 information has been adjusted to exclude the transaction costs of $11 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the assets acquired and liabilities assumed at acquisition date, including adjustments to the valuation of net assets acquired based on additional information that subsequently became available during fiscal 2012, are summarized as follows:

(Amounts in millions)	Estimated Fair Value
Cash and cash equivalents	$26
Trade and other receivables	114
Other current assets	14
Intangible assets	198
Property and equipment	21
Other non-current assets	3
Trade payables and accrued expenses	(62)
Deferred revenue	(54)
Debt	(315)
Deferred taxes, uncertain tax positions, and other long-term liabilities	(61)
Total identifiable net assets acquired	(116)
Goodwill	316
Total cash purchase price	$200

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

The results of AppLabs were included in the Company’s consolidated financial statements from the date of acquisition. For the twelve months ended March 30, 2012, AppLabs contributed revenues of $60 million and net income of $2 million, including the effect of purchase accounting adjustments, primarily relating to amortization of intangibles. The pro forma financial information for this acquisition was not presented as the effects of this acquisition were not material to CSC’s consolidated results.

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

Note 6 - Divestitures

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

On July 19, 2013, CSC completed the sale of its base operations, aviation and ranges services business unit, the Applied Technology Division (ATD) within its NPS Segment, to a strategic investor for cash consideration of $178 million plus a net working capital adjustment receivable of $6 million. The ATD divestiture resulted in a pre-tax gain of $77 million, representing the excess of the sale price over the carrying value of the net assets of the divested business, less transaction costs of $5 million. The divested assets and liabilities included: current assets of $142 million (including cash of $7 million), goodwill of $41 million, other long-term assets of $11 million, current liabilities of $66 million, long-term liabilities of $35 million, and accumulated other comprehensive loss, net of noncontrolling interests, of $9 million.

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

Following is the summary of the results of the discontinued operations:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)
Operations
Revenue	$235	$1,193	$1,401

(Loss) income from discontinued operations, before taxes	9	116	135
Tax expense (benefit)	7	51	(26)
Net (loss) income from discontinued operations	2	65	161

Disposal
Gain (loss) on disposition	$101	$769	$(2)
Tax expense (benefit)	15	352	(3)
Gain on disposition, net of taxes	86	417	1

Income from discontinued operations, net of taxes	$88	$482	$162

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Earnings (Loss) Per Share

Basic earnings (loss) per common share (EPS) and diluted EPS are calculated as follows:

	Twelve Months Ended
(Amounts in millions, except per-share data)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)
Net income (loss) attributable to CSC common shareholders:
From continuing operations	$859	$278	$(778)
From discontinued operations	88	482	162
	$947	$760	$(616)
Common share information:
Weighted average common shares outstanding for basic EPS	147.647	154.590	155.012
Dilutive effect of stock options and equity awards	3.114	0.967	—
Shares for diluted earnings (loss) per share	150.761	155.557	155.012

Earnings (loss) per share – basic and diluted:
Basic EPS:
Continuing operations	$5.81	$1.80	$(5.02)
Discontinued operations	0.60	3.12	1.05
Total	$6.41	$4.92	$(3.97)

Diluted EPS:
Continuing operations	$5.70	$1.79	$(5.02)
Discontinued operations	0.58	3.10	1.05
Total	$6.28	$4.89	$(3.97)
The computation of diluted EPS does not include stock options and RSUs which are antidilutive, as their exercise price exceeded the average market price of the Company’s common stock. The number of shares related to such stock options were 4,573,542, 14,755,024, and 17,592,316, for the years ended March 28, 2014, March 29, 2013, and March 30, 2012, respectively. The number of shares related to such RSUs were 14,953, 6,131 and 183,332 for the years ended March 28, 2014, March 29, 2013, and March 30, 2012, respectively. In addition, the computation of diluted EPS for the year ended March 30, 2012, excluded options to purchase 442,228 shares of common stock and 1,064,959 RSUs whose effect, if included, would have been anti-dilutive due to the Company’s net loss.

Note 8 - Receivables

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, which are expected to be collected after fiscal year 2015 totaled $46 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value

Fair value measurements on a recurring basis

The following table presents the Company’s assets and liabilities, excluding pension assets (see Note 16), that are measured at fair value on a recurring basis as of March 28, 2014 and March 29, 2013:

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

The primary financial instruments other than derivatives (see Note 10) that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies, the U.S. federal and other governments and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivables and records provisions for doubtful accounts as needed.

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

Note 10 - Derivative Instruments

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the foreign currency derivative assets and liabilities were $2 million and $4 million, respectively, as of March 28, 2014, and $5 million and $11 million, respectively, as of March 29, 2013 (see Note 9).

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

For accounting purposes, these interest rate swap transactions were designated as fair value hedges and qualified for short-cut method of hedge accounting, as defined under ASC 815, “Derivatives and Hedging.” Accordingly, changes in the fair values of the interest rate swaps were reported in earnings and fully offset changes in the fair value of the underlying debt (see Note 15); therefore, no net gain or loss is recognized in the Consolidated Statement of Income. The cash flows associated with the interest rate swaps are reported in net cash provided by (used in) operating activities on the Consolidated Statements of Cash Flows.

The estimated fair value of the interest rate swaps was $3 million as of March 28, 2014, and this amount is reported as a derivative asset included within the other assets line on the Company's Consolidated Balance Sheets (see Note 9). The change in fair value of interest rate swaps was $3 million for the year ended March 28, 2014.

The Company is subject to counterparty credit risk in connection with its interest rate swap derivative instruments. As of March 28, 2014, there were three counterparties with concentration of risk and the maximum amount of loss that the Company could incur was $4 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Property and Equipment

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

Depreciation expense for fiscal years 2014, 2013, and 2012 was $661 million, $709 million, and $752 million, respectively.

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

Note 12 - Intangible Assets

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

Note 13 - Goodwill

Effective at the beginning of fiscal year 2014, the Company began operating under its new reportable segments: GBS, GIS and NPS (see Note 21). The following tables summarize the changes in the carrying amount of goodwill, by segment, for the years ended March 28, 2014 and March 29, 2013, respectively, applying the segment changes retroactively to the beginning of fiscal year 2012.

(Amounts in millions)	GBS	GIS	NPS	Total
	(As Restated)	(As Restated)		(As Restated)
Goodwill, gross	$1,346	$2,139	$793	$4,278
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of March 29, 2013, net	645	78	793	1,516

Additions	55	120	36	211
Deductions	(12)	—	(41)	(53)
Foreign currency translation	(8)	1	—	(7)
Other reclassifications	—	—	—	—

Goodwill, gross	1,381	2,260	788	4,429
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of March 28, 2014, net	$680	$199	$788	$1,667

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions)	GBS	GIS	NPS	Total
	(As Restated)	(As Restated)		(As Restated)
Goodwill, gross	$1,607	$2,139	$768	$4,514
Accumulated impairment losses	(701)	(2,061)	—	$(2,762)
Balance as of March 30, 2012, net	906	78	768	1,752

Additions	—	—	25	25
Deductions	(241)	—	—	(241)
Foreign currency translation	(20)	—	—	(20)

Goodwill, gross	1,346	2,139	793	4,278
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of March 29, 2013, net	$645	$78	$793	$1,516

Concurrent with the change in its reportable segments, the Company reassigned goodwill among certain of its reporting units based on their relative fair values. As a result of this reassignment, $47 million of goodwill was allocated from the former MSS segment to the new GBS segment. The reassignment of goodwill is reflected in the goodwill balances as of March 29, 2013.

The fiscal 2014 additions to goodwill of $211 million are due to the third quarter acquisition of ServiceMesh, which resulted in allocation of goodwill to all three reportable segments, and the second quarter GBS acquisition of InfoChimps (see Note 5). The reductions in goodwill are due to the first quarter divestiture of GBS' flood insurance BPO business and the second quarter divestiture of NPS' ATD business (see Note 6). No goodwill was allocated to the GBS software business that was classified as discontinued operations in the second quarter (see Note 6). The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

The fiscal 2013 addition of $25 million relates to an acquisition in the NPS segment (see Note 5). The reduction of $241 million relates to the divestiture of a business within the GBS segment (see Note 6).

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

Due to the disposal of the flood insurance BPO business later in the first quarter (see Note 6), the Company performed an interim assessment to determine whether the remaining goodwill of the GBS-IS&S reporting unit, which contained the divested business, might be impaired. The Company determined that no impairment existed.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, in connection with the disposal of ATD during the second quarter (see Note 6), the Company performed the first step of the goodwill impairment test for the remaining business of the NPS reporting unit as of the date of the disposal. The fair value of the remaining NPS reporting unit significantly exceeded its carrying value, and the second step of the goodwill impairment test was not required.

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

Fiscal 2012

During the fiscal 2012 annual goodwill impairment assessment, the Company concluded that fair value was below carrying value for its GBS IS&S reporting unit. Management believed that the decline in the estimated fair values of this reporting unit during the second quarter was a result of lower-than-forecast operating performance. Therefore, the Company conducted step two of the goodwill impairment test for the GBS-IS&S reporting unit, discussed below.

The lower reporting unit fair value calculated in step one and unrecognized fair value changes to the carrying values of other assets resulted in an implied fair value of goodwill below the carrying value of goodwill for the GBS-IS&S reporting unit. At the end of the second quarter of fiscal 2012, the Company had not completed the impairment test and therefore recorded its best estimate of the goodwill impairment charge of $158 million related to the GBS-IS&S reporting unit.

The Company completed all analyses related to its annual goodwill impairment test during the third quarter and reduced the impairment loss related to the GBS-IS&S reporting unit recorded in the second quarter by $3 million. The adjustment resulted from finalizing tax estimates and the fair values of customer-related and technology intangible assets. Thus, the net goodwill impairment loss recorded in fiscal 2012 was $155 million, with a $3 million reduction in the impairment loss recorded in the third quarter.

At the end of the second quarter of fiscal 2012, the Company determined that sufficient indicators existed to require performance of an additional interim goodwill impairment analysis as of September 30, 2011. These indicators included: a further significant and sustained decline in CSC’s stock price which resulted in a market capitalization, adjusted for control premium, decreasing to an amount less than book value and remaining there for some time; further decreases in the performance metric multiples of comparable public companies, driving the market approach valuations lower; and

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional evidence of certain reporting units’ performance which fell short of forecasts used in the annual market-based and income-based tests. No reporting units failed step one of the interim goodwill impairment two-step test.

At the end of the third quarter of fiscal 2013, CSC determined that the GBS-IS&S reporting unit had several indicators, including, the loss of a significant customer, failure to win major bids for new business, and reduction in forecasted earnings to trigger an interim impairment test. There were no triggering events for the other reporting units with goodwill.

The Company performed the first step of the two-step test and concluded that GBS-IS&S's weighted average fair value was lower that its carrying value. The ensuing step two portion of the goodwill impairment analysis resulted in the Company recording an additional goodwill impairment charge of $77 million, due to the impact of the fair value of tangible assets and the unrecognized intangible assets, primarily customer relationship and technology assets.

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

Note 14 - Income Taxes

The sources of (loss) income from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)
Domestic entities	$574	$(113)	$(764)
Entities outside the United States	689	348	(228)
Total	$1,263	$235	$(992)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax (benefit) expense on income (loss) from continuing operations is comprised of:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)
Current:
Federal	$81	$(330)	$(80)
State	7	(5)	11
Foreign	126	174	92
	214	(161)	23
Deferred:
Federal	119	76	(212)
State	25	(18)	(33)
Foreign	25	41	(6)
	169	99	(251)
Total income tax expense (benefit)	$383	$(62)	$(228)

The current (benefit) provision for fiscal years 2014, 2013, and 2012, includes interest and penalties of $(9) million, $10 million, and $(53) million, respectively, for uncertain tax positions.

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35% and the effective tax rate (ETR) for continuing operations are as follows:

	Twelve Months Ended
	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)
Statutory rate	35.0%	35.0%	(35.0)%
State income tax, net of federal tax	1.8	(2.6)	(1.9)
Change in uncertain tax positions	2.9	2.4	2.5
Foreign tax rate differential	2.8	(126.7)	(23.5)
Income tax credits	(0.3)	(0.1)	(2.6)
Valuation allowance	(11.8)	175.2	40.4
Change in entity tax status	—	(0.7)	(3.2)
Loss on sale of securities	0.8	(105.4)	—
Tax audit settlements	—	—	(11.2)
Goodwill impairment	—	—	8.1
Other items, net	(0.9)	(3.5)	3.4
Effective tax rate	30.3%	(26.4)%	(23.0)%

In fiscal 2014, the ETR was primarily driven by:

•	The Company recorded a tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR by 0.8%.

•
A net increase in uncertain tax positions across various jurisdictions of $36 million which increased the ETR by 2.9%. The primary drivers of this increase in tax expense were related to various tax issues including transfer pricing and foreign exchange losses.

•	A decrease in the valuation allowance determined on a tax jurisdictional basis due to a shift in the global mix of income which decreased tax expense and the ETR by $58 million and 4.6%, respectively

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Local income on investment recoveries in certain jurisdictions (i) decreased the valuation allowance and the ETR by $90.6 million and 7.2%, respectively, and (ii) increased the foreign rate differential and ETR by $90.6 million and by 7.2%, respectively.

In fiscal 2012 and 2013, the ETR was primarily driven by:

•
In fiscal 2012, the Company settled various tax examinations and recognized income tax benefits related to audit settlements (and the expiration of statutes of limitations on audits) of approximately $111 million, which had a favorable impact on the ETR for the fiscal year of 11.2%.

•
In fiscal 2012, the Company elected to change the tax status of one of its foreign subsidiaries. This change in tax status resulted in a deemed liquidation for U.S. tax purposes and triggered various deductions which resulted in an income tax benefit of approximately $114 million and had a favorable impact of the ETR for the fiscal year of 11.5%.

•
In fiscal 2013, the Company executed an internal restructuring whereby a significant operating subsidiary was recapitalized. Certain securities issued pursuant to the recapitalization were subsequently sold to a third party. The sale resulted in the recognition of a capital loss of approximately $640 million, which reduced tax expense and the ETR by $248 million and 105.4%, respectively.

•
In fiscal 2013, a valuation allowance recorded for certain of the Company's German subsidiaries related to net operating losses and other net deferred tax assets. The impact to tax expense and the ETR was an increase of $77 million and 32.8%, respectively.

•
In fiscal 2013, there was an increase in the valuation allowance determined on a tax jurisdictional basis due to several factors including: (i) a shift in the global mix of income which increased tax expense and the ETR by $76 million and 32.3%, respectively (ii) capital gains from the sale of certain other assets which decreased tax expense and the ETR by $11.5 million and 4.9%, respectively and (iii) state capital losses and credits not expected to be fully utilized within the carryforward period which increased tax expense and the ETR by $29.6 million and 12.6%, respectively.

•
In fiscal 2013, local losses on investment write-downs in certain jurisdictions (i) increased the valuation allowance and the ETR by $240.5 million and 102.3%, respectively, and (ii) decreased the foreign rate differential and ETR by $240.5 million and 102.3%, respectively.

As a result of the restatement and other adjustments to the Company’s previously issued audited Consolidated Financial Statements for fiscal years 2014, 2013 and 2012, there were significant impacts to the effective tax rate for fiscal years 2014, 2013, and 2012. For the financial statement impacts of the financial restatement and other adjustments, see Note 2 and Note 3, respectively.

For the tax impact of discontinued operations, see Note 6.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets (liabilities) are as follows:

(Amounts in millions)	March 28, 2014	March 29, 2013
	(As Restated)	(As Restated)
Deferred Tax Assets
Employee benefits	$333	$558
Tax loss/credit carryforwards	919	1,056
Accrued interest	20	47
State taxes	10	13
Cumulative foreign exchange gain/loss	2	14
Contract Accounting	38	—
Other assets	66	111
Total Deferred Tax Assets	1,388	1,799
Valuation allowance	(1,006)	(1,244)
Net Deferred Tax Assets	382	555

Deferred Tax Liabilities
Depreciation and amortization	(341)	(322)
Contract accounting	—	(53)
Investment basis differences	(126)	(128)
Other liabilities	(112)	(75)
Total Deferred Tax Liabilities	(579)	(578)

Total Deferred Tax Liabilities	$(197)	$(23)

As a result of the restatement and other adjustments on the Company’s previously issued audited Consolidated Financial Statements for fiscal years prior to 2012, the Company has recorded uncertain tax positions relating to deductions in a foreign jurisdiction which impact fiscal years where the statute of limitation is closed or the ability to make certain elections has expired. As a result of this change, the tax loss/credit carryforwards and valuation allowance amounts have been reduced by offsetting amounts for each year in the table above, with no net impact on total deferred tax assets or deferred tax liabilities.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance decreased by $238 million in fiscal year 2014. This change is primarily due to the following:

•	A decrease in the valuation allowances in the U.K. and Denmark, primarily related to current year income and pension plan modifications;

•	A decrease in the valuation allowance in Luxembourg due to significant gains on investments;

•	A decrease in the valuation allowance for state credits and net operating losses.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against deferred tax assets of approximately $1,006 million as of March 28, 2014 due to uncertainties related to the ability to utilize these assets. The valuation allowance is based on historical earnings, estimates of taxable income by jurisdiction and the period over which the deferred tax assets will be recoverable. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. Based on recent earnings in certain jurisdictions there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, the Company may release a portion of its valuation allowance against its deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. Any such adjustment could materially impact the Company's financial position and results of operations.

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

As of March 28, 2014, the Company’s liability for uncertain tax positions was $250 million, including interest of $27 million, penalties of $19 million, and net of tax attributes of $95 million. As of March 29, 2013, the Company’s liability for uncertain tax positions was $262 million, including interest of $38 million, penalties of $17 million, and net of tax attributes of $87 million.

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Restated)	(As Restated)	(As Restated)
Balance at Beginning of Fiscal Year	$294	$340	$483
Gross increases related to prior year tax positions	31	7	27
Gross decreases related to prior year tax positions	(27)	(40)	(134)
Gross increases related to current year tax positions	10	8	25
Settlements and statute of limitation expirations	(1)	(18)	(115)
Current year acquisitions	—	—	56
Foreign exchange and others	(8)	(3)	(2)
Balance at End of Fiscal Year	$299	$294	$340

As a result of the restatement and other adjustments to the Company’s previously issued audited Consolidated Financial Statements for fiscal years prior to 2012, the Company has recorded uncertain tax positions relating to deductions in a

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

foreign jurisdiction which impact fiscal years where the statute of limitation is closed or the ability to make certain elections has expired.  This change in the uncertain tax position amount is reflected in the beginning balance of each fiscal year in the table above. The changes did not impact income tax liabilities and deferred income taxes in the Consolidated Balance Sheet.

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

Note 15 - Debt

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

Interest rate swaps

As disclosed in Note 10, during the second quarter of fiscal 2014, the Company entered into multiple interest rate swap transactions to hedge the fair value of $275 million of its 4.45% term notes, due 2022, which effectively converted the debt into floating interest rate debt. Under the terms of the swap transactions, the Company will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based upon the LIBOR rate, plus a weighted average contractual margin. The Company designated these interest rate swaps as fair value hedges and is accounting for them in accordance with the short-cut method under ASC Topic 815 (See Note 10). The change in the fair value of the interest rate swaps from inception to March 28, 2014 was $3 million. The carrying value of the 4.45% term notes due 2022, was increased by this amount.

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

Note 16 - Pension and Other Benefit Plans

The Company sponsors a number of defined benefit plans and defined contribution plans for the benefit of eligible employees. The defined benefit plans comprise primarily pension plans and post-retirement medical benefit plans. The defined contribution plans include the Company's deferred compensation plan for executives and non-employee directors.

During the first quarter of fiscal 2015, the Company changed its accounting policies related to its defined benefit pension and other post-retirement benefit plans. The changes in accounting policies have been reported through retrospective application of the new accounting methods to all periods presented (see Note 3).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Pension Plans

U.S. Plans

Contributory, defined benefit pension plans have been generally available to U.S. employees. However, the largest U.S. defined benefit pension plan was frozen for most participants in fiscal 2010. In addition, the Company has two supplemental executive retirement plans (SERP), which are non-qualified, non-contributory pension plans. The Company's funding policy is to make contributions to the Plans in amounts, as determined by an independent actuary, that meets the minimum requirements of the Internal Revenue Code (IRC) and ERISA, and that may exceed such minimum requirements if determined to be beneficial to the Company for cost recoverability, tax, or other regulatory reasons.

On July 19, 2013, CSC completed the sale of ATD (see Note 6), which had a pension and a retiree medical plan. The divestiture of these plans resulted in recognition of a settlement benefit of $36 million and a reduction to long-term liabilities of $28 million. The net periodic pension cost related to the divested plans, excluding the settlement benefit gain, for the years ended March 28, 2014, March 29, 2013, and March 30, 2012 was $1 million, $6 million, and $13 million respectively.

On December 31, 2012, the Company made a discretionary cash contribution of $400 million to its largest U.S. pension plan resulting in a remeasurement of the plan. The effects of this remeasurement were recorded during the fourth quarter of fiscal 2013 and resulted in a reduction of net periodic pension cost of $10 million for fiscal 2013, along with additional plan liabilities of $379 million due to using a new discount rate of 4.0%, a decrease from the previous rate of 4.85%. On March 26, 2013, the Company made an additional discretionary cash contribution of $80 million to various U.S. pension plans.

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

In connection with the restructuring plans (see Note 22), the Company accrued $17 million, $20 million, and $19 million, for fiscal years 2014, 2013 and 2012, respectively, as additional contractual termination benefits for certain employees participating in a U.K. pension plan. These amounts are reflected in the projected benefit obligation and in the net periodic pension cost. The fiscal 2013 accrual of $20 million was net of a $3 million reduction to the fiscal 2012 estimated contractual benefits to be paid.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of amounts in accumulated other comprehensive loss, before tax effects, as of March 28, 2014 and March 29, 2013 that have not been recognized in the Consolidated Statements of Operations as components of net periodic pension cost:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Net transition obligation	$—	$—	$3	$3
Prior service cost (benefit)	2	5	(279)	(24)
Accumulated other comprehensive loss	$2	$5	$(276)	$(21)

The following table summarizes the weighted average assumptions used in the determination of the Company’s pension plans’ benefit obligations as of March 28, 2014 and March 29, 2013:

	U.S. Pension Plans		Non-U.S. Pension Plans
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Discount rate	4.6%	4.4%	4.3%	4.1%
Rates of increase in compensation levels	4.3%	4.1%	3.4%	3.5%

The following table lists selected information for the pension plans as of March 28, 2014 and March 29, 2013:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Projected benefit obligation	$3,409	$3,506	$2,873	$3,012
Accumulated benefit obligation	3,394	3,487	2,833	2,969
Fair value of plan assets	3,263	3,125	2,824	2,550

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets (U.S. and Non-U.S.)		Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets (U.S. and Non-U.S.)
(Amounts in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Projected benefit obligation	$3,945	$6,270	$3,917	$6,132
Accumulated benefit obligation	3,906	6,217	3,888	6,100
Fair value of plan assets	3,585	5,405	3,564	5,276

The net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	U.S. Pension Plans			Non-U.S. Pension Plans
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Service cost	$5	$10	$10	$25	$25	$33
Interest cost	149	153	164	124	123	128
Expected return on assets	(216)	(170)	(168)	(166)	(122)	(129)
Amortization of transition obligation	—	—	—	1	1	1
Amortization of prior service costs	2	2	2	(5)	(1)	1
Recognition of actuarial (gains)/losses	(138)	115	342	(101)	199	131
Contractual termination benefit	—	—	—	17	20	20
Settlement gains	(28)	—	—	—	(8)	(5)
Net periodic pension (benefit) cost	$(226)	$110	$350	$(105)	$237	$180

Other before tax changes in plan assets and benefit obligations recognized in other comprehensive income during fiscal years 2014, 2013 and 2012 included the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Prior service (credit) / cost	$—	$—	$—	$(265)	$(27)	$(11)
Amortization of:
Transition (asset) /obligation	—	—	—	(1)	(1)	(1)
Prior service (credit) / cost	(2)	(2)	(2)	5	1	(1)
Foreign currency exchange rate changes	—	—	—	(2)	—	2
Total recognized in other comprehensive income	$(2)	$(2)	$(2)	$(263)	$(27)	$(11)

Other comprehensive income related to unamortized pension credits for the years ended March 28, 2014, March 29, 2013, and March 30, 2012 was $265 million (net of taxes of $0 million), $14 million (net of tax impact of $15 million), and $10 million (net of tax impact of $3 million), respectively.

The estimated amortization of net transitional asset and prior service costs, from accumulated other comprehensive income into net periodic pension cost, during the next fiscal year is $(1) million and $9 million, respectively.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The amounts in accumulated other comprehensive loss as of March 28, 2014 and March 29, 2013 that have not been recognized in the Consolidated Statements of Operations as components of net periodic benefit cost include:

(Amounts in millions)	March 28, 2014	March 29, 2013
	(As Adjusted)	(As Adjusted)
Prior service (gain)	$(15)	$(17)

The following table lists selected information for other postretirement benefit plans as of March 28, 2014 and March 29, 2013:

			Plans with Accumulated Postretirement Benefit Obligation in Excess of the Fair Value of Plan Assets
(Amounts in millions)	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Accumulated postretirement benefit obligation	$221	$253	$221	$253
Fair value of plan assets	82	84	82	84

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

	One Percentage Point
(Amounts in millions)	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of March 28, 2014	$12	$(10)
Effect on net periodic postretirement service and interest cost for fiscal 2014	1	(1)

The net periodic benefit cost for other postretirement benefit plans included the following components:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Adjusted)
Service cost	$3	$4	$3
Interest cost	10	11	11
Expected return on assets	(5)	(5)	(6)
Amortization of transition obligation	—	—	1
Amortization of prior service costs	(2)	(2)	(6)
Recognition of Actuarial (Gains)/Losses	(20)	(8)	21
Settlement (gain)	(8)	—	—
Net provision for postretirement benefits	$(22)	$—	$24

Other before tax changes in plan assets and benefit obligations recognized in other comprehensive income during fiscal years 2014, 2013 and 2012 included the following components:

(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Adjusted)
Prior service (credit) / cost	—	—	21
Amortization of:
Transition (asset) /obligation	—	—	(1)
Prior service (credit) / cost	2	2	6
Total recognized in other comprehensive income	$2	$2	$26

Other comprehensive loss related to unamortized postretirement benefit plan costs for the years ended March 28, 2014, March 29, 2013, and March 30, 2012 was $1 million (net of tax impact of $1 million), $2 million (net of taxes of $0 million), and $16 million (net of tax impact of $10 million), respectively.

The estimated amortization of net transitional asset and prior service costs, from accumulated other comprehensive income into net periodic pension cost, during the next fiscal year is $0 million and $2 million, respectively.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Other Postretirement Benefit Plan Assets

U.S. pension plan and OPEB plan assets are held in a trust that includes both separate accounts and commingled funds. Non-U.S. assets are subject to country specific regulations and invest primarily in commingled funds. The U.S. pension trust and the U.K. pension plans account for 91% of the total pension plan assets.

The Company’s investment goals and risk management strategy for plan assets takes into account a number of factors, including the time horizon of the pension plans’ obligations. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and a reasonable amount of investment return over the long term. Sufficient liquidity is maintained to meet benefit obligations as they become due. Third party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies. Equities are primarily invested broadly in domestic and foreign companies across market capitalizations and industries. Fixed income securities are invested broadly, primarily in government treasury, corporate credit, mortgage-backed and asset-backed investments. Alternative investment allocations are included in U.S. and U.K. pension plans to achieve greater portfolio diversity intended to reduce the overall risk of the plans.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(b) Represents institutional funds consisting mainly of equities, bonds, or commodities.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

(Amounts in millions)	Level 3
Beginning balance as of March 29, 2013	$—
Actual return on plan assets held at the reporting date	(2)
Actual return on plan assets sold during the period	—
Purchases, sales, and settlements	330
Transfers in and / or out of Level 3	—
Changes due to exchange rates	—
Ending balance as of March 28, 2014	$328

Non-U.S. Pension Plan Assets
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Equity:
U.S./North American Equity commingled funds	$—	$47	$—	$47
Global/International Equity commingled funds	—	899	—	899
Global equity mutual funds	—	81	—	81
Fixed Income:
Fixed income commingled funds	—	951	—	951
Insurance contracts	—	161	6	167
Alternatives:
Hedge Funds (a)	—		177	177
Other Alternatives (b)	—	460	26	486
Cash and cash equivalents	—	16	—	16
Total	$—	$2,615	$209	$2,824
Unsettled Trades				—
Fair value of non-U.S. pension assets as of March 28, 2014				$2,824
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

Retirement Plan Discount Rate

The U.S. discount rate assumption is prepared with a two-step process; the first step is a yield curve developed as of the measurement date using high-quality corporate bond yields. In step two, each plan's future cash flows are applied to the appropriate years on the yield curve and the weighted value of the cash flows is used to determine a single equivalent discount rate. In fiscal 2014, the discount rates were developed separately for each U.S. pension and other

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

postretirement plan to the nearest basis point using a single yield curve, the Aon Hewitt AA Only Above Median Curve. This yield curve is a hypothetical AA or greater yield curve represented by a series of annualized individual spot discount rates going out 100 years. This curve provides a more transparent view to the underlying bonds and is available daily which provides for a discount rate to be calculated specific to the Company's fiscal year end. For years prior to fiscal 2013, the U.S. discount rates were determined using an average of the Citigroup yield curve and the AON Hewitt yield curve rounded to the nearest 10bps.

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

Note 17 - Stockholders’ Equity

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

Accumulated Other Comprehensive Income

The following tables show the activity in the components of other comprehensive loss, including the respective tax effects, and reclassification adjustments for the years ended March 28, 2014, March 29, 2013, and March 30, 2012, respectively:

For the year ended March 28, 2014 (Amounts in millions)	Before Tax Amount	Tax Impact Increase/(Decrease)	Net of Tax Amount
	(As Adjusted)	(As Adjusted)	(As Adjusted)
Foreign currency translation adjustments (loss)	$(79)	$(2)	$(81)
Pension and other post-retirement benefit plans adjustments:
Prior service credit (1)	265	—	265
Amortization of transition obligation (2)	1	—	1
Amortization of prior service (cost) (2)	(5)	1	(4)
Foreign currency exchange (loss) gain	2	—	2
Total pension and other post-retirement benefit plans gain	263	1	264
Total other comprehensive income	$184	$(1)	$183

(1)	Represents the result of remeasurement of the pension liability primarily associated with plans in the U.K. (see Note 16).

(2)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic post-retirement benefit cost (see Note 16).

For the year ended March 29, 2013 (Amounts in millions)	Before Tax Amount	Tax Impact Increase/(Decrease)	Net of Tax Amount
	(As Adjusted)	(As Adjusted)	(As Adjusted)
Foreign currency translation adjustments (loss)	$(104)	$12	$(92)
Pension and other post-retirement benefit plans:
Prior service credit	27	(8)	19
Amortization of transition obligation (1)	1	—	1
Amortization of prior service (cost) (1)	(1)	1	—
Foreign currency exchange (loss)	—	(8)	(8)
Total pension and other post-retirement benefit plans	27	(15)	12
Total other comprehensive loss	$(77)	$(3)	$(80)

(1)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic post-retirement benefit cost (see Note 16).

For the year ended March 30, 2012 (Amounts in millions)	Before Tax Amount	Tax Impact Increase/(Decrease)	Net of Tax Amount
	(As Adjusted)	(As Adjusted)	(As Adjusted)
Foreign currency translation adjustments (loss)	$(121)	$(1)	$(122)
Pension and other post-retirement benefit plans:
Prior service (cost)	(10)	6	(4)
Amortization of transition obligation (1)	2	—	2
Amortization of prior service (costs) (1)	(3)	1	(2)
Foreign currency exchange (loss)	(2)	—	(2)
Total pension and other post-retirement benefit plans	(13)	7	(6)
Total other comprehensive (loss)	$(134)	$6	$(128)

(1)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic post-retirement benefit cost (see Note 16).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in accumulated other comprehensive gain (loss) for fiscal 2014, 2013, and 2012:

(Amounts in millions)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(As Adjusted)	(As Adjusted)	(As Adjusted)
Balance at April 1, 2011	$279	27	306
Current-period other comprehensive (loss), net of taxes	(122)	(6)	(128)
Amounts reclassified from accumulated other comprehensive loss and other, net of taxes	10	—	10
Balance at March 30, 2012	$167	21	188
Current-period other comprehensive income (loss), net of taxes	(92)	11	(81)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	1	1
Balance at March 29, 2013	$75	$33	$108
Current-period other comprehensive (loss) income, net of taxes	(81)	267	186
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	(15)	(15)
Balance at March 28, 2014	$(6)	$285	$279

Note 18 - Stock Incentive Plans

Employee Incentives

The Company has three stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company’s overall stock-based compensation granting practice has not changed significantly year over year.
The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock awards and the settlement of RSUs. There were no restricted stock awards outstanding during fiscal years 2014, 2013, and 2012. As of March 28, 2014, 18,010,857 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees.

The Company recognized stock-based compensation expense for fiscal 2014, fiscal 2013, and fiscal 2012 as follows:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
Cost of services	$25	$22	$15
Selling, general and administrative	48	27	21
Total	$73	$49	$36
Total, net of tax	$46	$31	$23

The increase in the stock-based compensation expense during fiscal 2014 was primarily due to adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs that increased the expense by $21 million, and due to an increased number of RSUs granted during fiscal 2014 at a higher CSC stock price, which increased expense by $13 million. Included in the $13 million increase was an increase of $6 million due to RSUs granted to SMI employees (see Note 5). These increases in expense were partially offset by an adjustment to reflect actual forfeitures of stock options and RSUs during fiscal 2014 that reduced expense by $9 million. In addition, stock-based compensation for fiscal 2014, fiscal 2013 and fiscal 2012 included an adjustment of $4 million, $3 million and $5 million, respectively, to reflect the actual forfeiture experience for prior fiscal years.

The increase in fiscal 2013 stock-based compensation expense was primarily due to performance-based RSUs granted in fiscal 2013 that increased the expense by $15 million. This increase was partially offset by a $3 million reduction of

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 19 - Cash Flows

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Other (Income) Expense, Net

The components of other (income) expense, net for fiscal 2014, fiscal 2013, and fiscal 2012 are:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
			(As Restated and Adjusted)
Foreign currency loss (gain)	$15	$17	$6
Other losses (gains)	3	(42)	—
Total	$18	$(25)	$6

Foreign currency (gains) losses are due to the impact of movement in foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities, the related hedges including options to manage its exposure to economic risk, and the cost of the Company’s hedging program.

For fiscal 2014, the net foreign currency loss was $15 million, including cost of the hedging program of $(2) million. The foreign currency expense was primarily due to movements of foreign currency exchange rates between the U.S. dollar and the Indian Rupee, which adversely impacted the market valuation of the Company's hedging program.

For fiscal years 2013 and 2012, the net foreign currency losses were $17 million and $6 million, respectively, including the cost of the hedging program of $5 million and $6 million, respectively. Similar to fiscal 2014, the fiscal 2013 and fiscal 2012 foreign currency losses were primarily a result of movements of foreign currency exchange rates between the U.S. dollar and the Indian Rupee, which adversely impacted the market valuation of the Company's hedging program.

Other gains for fiscal 2013 primarily included a gain of $38 million related to the sale of Paxus, the Company's Australian staffing business.

Note 21 - Segment and Geographic Information

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

Effective fiscal 2015, the Company changed its inter-company accounting policy. Previously, inter-company transactions were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost transfers. The new inter-company policy has been applied retrospectively, adjusting the segment results for all prior periods presented (see Note 1). In addition, segment results for all prior periods presented have been adjusted to reflect the change in Company's pension accounting policies (see Note 3).

The following table summarizes the operating results by reportable segments. These results have been adjusted, from amounts previously reported, to reflect the change in the reportable segments as described above, and to reflect the discontinued operations of two businesses sold during fiscal 2014 and a business that CSC has committed to a plan to sell in fiscal 2014 (see Note 6).

Twelve Months Ended
(Amounts in millions)	GBS	GIS	NPS(1)	Corporate	Eliminations	Total
March 28, 2014
(As Adjusted)
Revenues	$4,321	$4,578	$4,099	$—	$—	$12,998
Operating income (loss)	574	382	524	(64)	—	1,416
Depreciation and amortization	152	704	148	14	—	1,018

March 29, 2013
(As Adjusted)
Revenues	$4,844	$4,689	$4,662	$—	$—	$14,195
Operating income (loss)	401	162	511	(113)	—	961
Depreciation and amortization	176	722	158	14	—	1,070

March 30, 2012
(As Restated and Adjusted)
Revenues	$5,007	$4,781	$4,885	$—	$—	$14,673
Operating income (loss)	78	(87)	145	(59)	—	77
Depreciation and amortization	203	761	159	16	—	1,139

(1)	The fiscal 2012 amounts include $42 million reduction of revenue and $269 million reduction in operating income as a result of the settlement of claims with the U.S. federal government (see Note 24).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations. Components of the measure are utilized to determine executive compensation along with other measures.

Reconciliation of consolidated operating (loss) income to (loss) income from continuing operations before taxes is as follows:

	Twelve Months Ended
(Amounts in millions)	March 28, 2014	March 29, 2013	March 30, 2012
	(As Adjusted)	(As Adjusted)	(As Restated and Adjusted)
Operating income	$1,416	$961	$77
Corporate G&A	(263)	(293)	(219)
Pension and OPEB actuarial & settlement gains (losses)	259	(297)	(479)
Interest expense	(147)	(183)	(171)
Interest income	16	22	38
Goodwill impairment	—	—	(232)
Other income (expense), net	(18)	25	(6)
Income (loss) from continuing operations before taxes	$1,263	$235	$(992)

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

Twelve Months Ended	GBS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
March 28, 2014
(As Adjusted)
Revenues	$4,321	$22	$4,343
Operating income	574	23	597
Depreciation and amortization	152	(1)	151

March 29, 2013
(As Adjusted)
Revenues	$4,844	$(4)	$4,840
Operating income	401	(27)	374
Depreciation and amortization	176	1	177

March 30, 2012
(As Restated and Adjusted)
Revenues	$5,007	$(16)	$4,991
Operating income	78	(14)	64
Depreciation and amortization	203	1	204

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Twelve Months Ended	GIS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
March 28, 2014
(As Adjusted)
Revenues	$4,578	$(1)	$4,577
Operating income	382	(4)	378
Depreciation and amortization	704	(1)	703

March 29, 2013
(As Adjusted)
Revenues	$4,689	$2	$4,691
Operating income	162	12	174
Depreciation and amortization	722	(3)	719

March 30, 2012
(As Restated and Adjusted)
Revenues	$4,781	$(1)	$4,780
Operating loss	(87)	(3)	(90)
Depreciation and amortization	761	1	762

Twelve Months Ended	NPS
(Amounts in millions)	As Reported	Increase/ (Decrease)	Adjusted
March 28, 2014
(As Adjusted)
Revenues	$4,099	$—	$4,099
Operating income	524	(4)	520
Depreciation and amortization	148	—	148

March 29, 2013
(As Adjusted)
Revenues	$4,662	$—	$4,662
Operating income	511	10	521
Depreciation and amortization	158	—	158

March 30, 2012
(As Restated and Adjusted)
Revenues	$4,885	$—	$4,885
Operating income	145	(7)	138
Depreciation and amortization	159	—	159

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 28, 2014
(Amounts in millions)	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$7,766	$1,699	$2,150	$1,383	$12,998
Property and Equipment, net	1,177	335	253	266	2,031
Total Assets	6,728	1,614	1,473	1,574	11,389
Capital Expenditures	333	89	85	88	595

	March 29, 2013
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$8,571	$1,729	$2,193	$1,702	$14,195
Property and Equipment, net	1,273	320	217	374	2,184
Total Assets	6,454	1,389	1,487	1,921	11,251
Capital Expenditures	290	70	80	128	568

	March 30, 2012
	(As Restated)
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$8,615	$1,757	$2,432	$1,869	$14,673
Property and Equipment, net	1,406	367	237	431	2,441
Total Assets	6,198	1,329	1,115	2,547	11,189
Capital Expenditures	444	77	90	218	829

The Company derives a significant portion of its revenues from departments and agencies of the U.S. federal government, which accounted for 30%, 31%, and 32% of the Company’s revenues for fiscal 2014, fiscal 2013, and fiscal 2012, respectively. At March 28, 2014 and March 29, 2013, approximately 25% and 28% of the Company’s net accounts receivables was due from the U.S. federal government. No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2014, fiscal 2013, or fiscal 2012.

Note 22 - Restructuring Costs

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
(2) Foreign currency translation adjustments and reclassification of $1 million to liabilities held for sale related to the small software business that CSC has committed to sell (see Note 6).

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

(1) Fiscal 2013 and fiscal 2012 amounts have been revised to reflect the change in CSC's reportable segments (see Note 21)

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

Note 23 - Contract with the U.K. National Health Service

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

Accounting

Prior to the IACCN, the NHS contract has been accounted for using the percentage-of-completion method based on management's best estimates of total contract revenue and costs. Based on then existing circumstances, CSC revised its estimate of revenues and costs at completion during the fourth quarter of fiscal 2011 to include only those revenues reasonably assured of collection. As a result of that change, the Company recorded a $1.2 billion impairment charge in that quarter, resulting in no material remaining net assets. In fiscal 2012, prior to the IACCN, the Company continued to incur expenses on the NHS contract which it charged to expense as incurred.

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

Note 24 - Settlement of Claims with U.S. Government

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

Note 25 - Commitments and Contingencies

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

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

As a result of findings by the Audit Committee’s independent investigation, the Company has previously acknowledged certain historic errors and irregularities relating to accounting entries arising from the Nordics region, Australia, and the Company’s contractual relationship with the NHS, self-reported these errors and irregularities to the SEC’s Division of Enforcement, and made out of period adjustments to its financial statements that are related to prior periods as reported in its past filings. In addition, as previously disclosed, certain personnel in certain foreign operations were reprimanded, suspended, terminated and/or resigned and additional controls were implemented. Based on recommendations from the Audit Committee’s independent investigation and discussions with the SEC's staff concerning the SEC's investigation, the Company also instituted comprehensive enhancements beginning in 2011 to its compliance, financial and disclosure controls, and to the function of internal audit. In doing so, the Company made significant changes to prevent the type of misconduct identified by the Audit Committee’s independent investigation from recurring.  For additional information relating to the NHS contract, see Note 23.

The Company participated in discussions with the SEC’s staff concerning a resolution of the SEC’s investigation. Many of those discussions concerned the Company’s prior use in fiscal 2009-2012 of the terms of ongoing NHS contract negotiations in developing its assumptions and judgments with respect to the margin used in recognizing profit under the POC accounting method and in evaluating the recoverability of NHS contract assets as well as the Company’s prior disclosures concerning such matters.

On June 5, 2015, the Company reached a settlement with the staff of the SEC (the SEC Settlement) of an administrative enforcement action alleging violations of the anti-fraud, reporting, books-and-records and internal controls provisions of the U.S. securities laws. The Company has neither admitted nor denied the allegations, but has agreed to cease-and-desist from committing or causing any violations or future violations of those provisions.

Pursuant to the SEC Settlement, the Company is restating its accompanying financial statements for fiscal 2012. The restatement has no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, of Comprehensive Income (Loss), of Cash Flows and of Changes in Equity for fiscal 2013 or fiscal 2014.

The restatement reflects the Company's acknowledgment that there were accounting errors in fiscal 2009-2012 with respect to certain assumptions under the POC accounting method for the NHS contract. As part of the restatement, the Company has revised those assumptions based upon uncertainty with respect to a range of possible final outcomes under the NHS contract. As a result, the Company has revised the accounting based on the impracticality of estimating a specific level of profit during this period in order to reflect a profit margin of zero under the POC accounting rules. The result is that $129 million of operating income through the beginning of fiscal 2012 is no longer recognized in prior years, decreasing operating income by $131 million in fiscal 2009, decreasing operating income by $35 million in fiscal 2010, and increasing operating income by $37 million in fiscal 2011, thereby reducing the impairment charge previously recorded in fiscal 2012 by approximately that same amount.

Further, as part of the settlement discussions, the SEC’s staff advised the Company that it had concluded that the Company should have recorded the previously disclosed impairment charge related to the NHS contract in fiscal 2011 instead of fiscal 2012. The Company’s restatement accordingly reflects an impairment charge of $1,158 million in fiscal 2011, with a corresponding reduction in the impairment charge previously recognized in fiscal 2012. Due to the change in timing of the impairment on the NHS contract, the Company also moved $2,511 million of the previously reported fiscal

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 goodwill impairment charge of approximately $2,745 million to fiscal 2011. All of which resulted in a reduction in retained earnings as of the beginning of fiscal 2012.

The result of the restatement is to increase net income and diluted EPS in fiscal 2012 by $3,901 million and $25.17, respectively, from amounts previously reported.

As part of the terms of the SEC Settlement, the Company agreed to pay a penalty of $190 million and agreed to implement a review of its compliance policies through an independent compliance consultant. The Company recorded a pre-tax charge of approximately $197 million for the penalty and related expenses in fiscal 2015. See Note 2 for further information.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 26 - Subsequent Events

On May 8, 2014, CSC’s Board of Directors approved a 15% increase to the Company’s quarterly common stock dividend to $0.23 per share.

Additionally, on May 8, 2014, CSC's Board of Directors authorized a new $1.5 billion share repurchase program.

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2014(2)
(Amounts in millions, except per-share amounts)	1st Quarter(3)	2nd Quarter	3rd Quarter	4th Quarter
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Revenues	$3,254	$3,187	$3,228	$3,329
Costs of services (excludes depreciation and amortization and restructuring costs of $7, $17, $4, and $42 for the first, second, third, and fourth quarter, respectively, of fiscal 2014)	2,437	2,317	2,261	2,257
Restructuring costs	7	15	11	43
Income from continuing operations before taxes	234	239	358	432
Income from continuing operations, net of taxes	161	162	281	276
Income from discontinued operations, net of taxes	16	80	(5)	(3)
Net income attributable to CSC common shareholders	174	232	271	270

Earnings per common share continuing operations(1)
Basic
Income from continuing operations	$1.05	$1.03	$1.88	$1.87
Income from discontinued operations	$0.11	$0.54	$(0.03)	$(0.02)
Diluted
Income from continuing operations	$1.03	$1.01	$1.84	$1.83
Income from discontinued operations	$0.11	$0.53	$(0.03)	$(0.02)

	Fiscal 2013(2),(3)
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Revenues	$3,628	$3,528	$3,536	$3,503
Costs of services (excludes depreciation and amortization and restructuring costs of $27, $56, $18, and $137 for the first, second, third, and fourth quarter, respectively, of fiscal 2013)	2,955	2,695	2,748	2,895
Restructuring costs	27	58	26	153
Income from continuing operations before taxes	54	184	165	(168)
Income from continuing operations, net of taxes	31	133	128	5
Income from discontinued operations, net of taxes	23	22	399	38
Net income attributable to CSC common shareholders	51	147	524	38

Earnings per common share continuing operations(1)
Basic
Income from continuing operations	$0.18	$0.81	$0.81	$—
Income from discontinued operations	$0.15	$0.14	$2.57	$0.25
Diluted
Income from continuing operations	$0.18	$0.80	$0.8	$—
Income from discontinued operations	$0.15	$0.14	$2.56	$0.24

(1)
Quarterly earnings per share (EPS) amounts may not total to the full year EPS. EPS is calculated based on weighted average shares outstanding for the period. Quarterly weighted average shares may not equal the full year weighted average shares for the fiscal year.

(2)
As discussed in Note 4, the Company recorded various out of period adjustments in fiscal 2014 and fiscal 2013. The additional tables below reflect the net effect on the reported amounts above if the adjustments had been reported in the appropriate quarter.

(3)
Amounts for the first quarter of fiscal 2014 and all the quarters of fiscal 2013 have been adjusted to present discontinued operations for divestitures of two businesses in fiscal 2014, and a business that CSC has committed to a plan to sell in fiscal 2014.

The following tables show the net effect of the out of period adjustments on selected quarterly reported amounts:

Increase (Decrease)	Fiscal 2014
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$19	$12	$(6)	$(4)
Costs of services (excludes depreciation and amortization and restructuring costs of $7, $17, $4, and $42 for the first, second, third, and fourth quarter, respectively, of fiscal 2014)	34	(16)	7	(2)
Income from continuing operations before taxes	(21)	32	(12)	(1)
Net income attributable to CSC common shareholders	(5)	37	(8)	(6)

Earnings per common share continuing operations
Basic	$(0.03)	$0.25	$(0.05)	$(0.04)
Diluted	$(0.03)	$0.25	$(0.05)	$(0.04)

Increase (Decrease)	Fiscal 2013
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5	$5	$—	$(12)
Costs of services (excludes depreciation and amortization and restructuring costs of $27, $56, $18, and $137 for the first, second, third, and fourth quarter, respectively, of fiscal 2013)	(3)	12	2	(24)
Income (loss) from continuing operations before taxes	3	—	—	7
Net income (loss) attributable to CSC common shareholders	(1)	(2)	(33)	14

Earnings (loss) per common share continuing operations
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)	Balance, beginning of period	Charged to cost and expenses	Other(1)	Deductions	Balance, end of period
For the year ended March 28, 2014:
Allowance for doubtful receivables	$48	$4	$(2)	$(2)	$48
For the year ended March 29, 2013:
Allowance for doubtful receivables	51	16	(1)	(18)	48
For the year ended March 30, 2012:
Allowance for doubtful receivables	46	18	10	(23)	51

(1)	Includes balances from acquisitions and changes in foreign currency exchange rates.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of the end of the Company’s fiscal year 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of March 28, 2014, was effective.

The Company’s internal control over financial reporting as of March 28, 2014, has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on page 165.

Date: May 22, 2014

Changes in Internal Controls Over Financial Reporting

There were no changes in internal controls during the quarter ended March 28, 2014, which materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As further discussed in Note 2 to the Consolidated Financial Statements, the Company has settled with the Securities and Exchange Commission (the SEC) on a range of matters as previously disclosed by the Company, including certain of the Company’s prior disclosures and accounting determinations.

Pursuant to the SEC Settlement, the Company is in this Form 10-K/A restating its financial statements for fiscal 2012, and its summary financial results for fiscal 2011 and fiscal 2010 reflected in the five-year selected financial data table. The restatement has no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, of Comprehensive Income (Loss), of Cash Flows and of Changes in Equity for fiscal years 2013 or 2014.

The Company made a number of enhancements to its internal control over financial reporting, beginning in 2011 and continuing through the end of the Company’s 2013 fiscal year, to address issues identified in the Audit Committee’s independent investigation and discussions with the SEC’s staff concerning the SEC’s investigation. None of these enhancements, at the time of implementation, were deemed by the Company to materially affect its internal control over financial reporting. However, in connection with and as a result of the restatement, the Company has now determined that there is a reasonable likelihood that the aggregation of these changes materially affected the Company's internal control over financial reporting.

Beginning in 2011, and as disclosed in the Explanatory Note, the Company instituted comprehensive enhancements to its compliance and internal controls. Included in these enhancements where changes to financial and disclosure controls in order to remediate deficiencies through: (1) creating a new position of Chief Accounting Officer responsible for developing accounting policies and reviewing complex technical accounting issues; (2) the creation of a Corporate Technical

Accounting group to assist the Chief Accounting Officer in providing detailed technical accounting guidance and conclusions to the business; (3) changed reporting of regional controllership from regional business finance to the Corporate Controller; and (4) revising policies and procedures concerning percentage-of-completion (POC) method of accounting to enhance the review and monitoring of long-term contracts, including those contracts similar to the NHS contract. These new policies and procedures enhanced the review, approval and documentation of accounting conclusions on revenue recognition for significant contracts, including final approval by the Corporate Controller’s department.

The above noted changes in internal control over financial reporting were implemented and operating effectively prior to the end of fiscal 2013 and management believes that such changes appropriately addressed deficiencies that existed in prior periods relating to its internal control over the accounting and reporting of long-term contracts, including contracts similar to the NHS contract.

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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended March 28, 2014 of the Company and our report dated May 22, 2014 (June 5, 2015 as to the effects of the retrospective adjustments discussed in Notes 3 and 21) expressed an unqualified opinion on those financial statements and financial statement schedule (which report included an explanatory paragraph stating that the consolidated financial statements have been adjusted for the retrospective application of changes in accounting for retirement plans and inter-company transactions as discussed in Notes 3 and 21).

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 22, 2014

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K/A and is incorporated herein by reference to the definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

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

The following table gives information about our Common Stock that may be issued under our equity compensation plans as of March 28, 2014. See Note 18, “Stock Incentive Plans,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

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

Item 15. Exhibits, Financial Schedules
(1) and (2) Consolidated Financial Statements and Financial Statement Schedule
These documents are included in the response to Item 8 of this report. See the index on page 59.

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

COMPUTER SCIENCES CORPORATION

Dated:	June 5, 2015	By:	/s/ J. Michael Lawrie
		Name:	J. Michael Lawrie
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Lawrie	President, Chief Executive Officer and Director	June 5, 2015
J. Michael Lawrie	(Principal Executive Officer)

/s/ Paul N. Saleh	Executive Vice President and Chief Financial Officer	June 5, 2015
Paul N. Saleh	(Principal Financial Officer)

/s/ Diane E. Wilfong	Vice President and Controller	June 5, 2015
Diane E. Wilfong	(Principal Accounting Officer)

/s/ Rodney F. Chase	Chairman of the Board of Directors	June 5, 2015
Rodney F. Chase

/s/ David J. Barram	Director	June 5, 2015
David J. Barram

/s/ Erik Brynjolfsson	Director	June 5, 2015
Erik Brynjolfsson

/s/ Bruce B. Churchill	Director	June 5, 2015
Bruce B. Churchill

/s/ Nancy Killefer	Director	June 5, 2015
Nancy Killefer

/s/ Brian P. MacDonald	Director	June 5, 2015
Brian P. MacDonald

/s/ Sean O'Keefe	Director	June 5, 2015
Sean O'Keefe