Form 10-K
period 2015-04-03
COMPUTER SCIENCES CORP
filed 2015-06-08
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒   No

As of October 3, 2014, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $8,261,393,187.

There were 137,679,779 shares of the Registrant’s common stock outstanding as of May 15, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 3, 2015, are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

INTRODUCTION AND HISTORY

General

Computer Sciences Corporation (CSC or the Company), incorporated in the state of Nevada, is a global provider of information technology (IT) and professional services and solutions. Since the Company was founded in 1959, CSC has helped its clients develop and integrate their IT assets in support of operational efficiency, new growth initiatives and other business objectives. CSC's clients include commercial enterprises and the U.S. federal government, as well as state, local and non-U.S. government agencies. The Company has 70,000 employees in more than 60 countries.

The Company's mission is to enable superior returns on our clients' technology investments through best-in-class industry solutions, domain expertise and global scale. CSC generally does not operate through exclusive agreements with hardware or software providers and believes this independence enables the Company to better identify and manage solutions specifically tailored to each client’s needs.

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

CSC's service contracts are of various duration, scope and terms and conditions. CSC's contracts typically contain provisions by which customers may terminate the contract prior to completion, though such instances are infrequent due to the differentiated services provided, complex transition of personnel, assets, methodologies and processes involved. If a contract is terminated early for convenience, the Company seeks to recover tangible assets, investments and other intangible assets through stated contract terms or negotiation. If a contract is terminated early due to CSC's default, the Company may have additional liability and also its ability to compete for future business could be adversely impacted. The U.S. federal government may terminate almost all of CSC's government contracts and subcontracts either at its convenience or for default based on factors set forth in the Federal Acquisition Regulation. Upon termination for convenience of a fixed-price type contract, our U.S. federal government contracts normally entitle us to receive the purchase price for delivered items, reimbursement for contractual commitments and allowable costs for work-in-process, and a reasonable allowance for profit, although there can also be financial impact resulting from the negotiated contract settlement. Upon termination for convenience of a U.S. federal government cost reimbursable or time and material contract, we normally are entitled to reimbursement of allowable costs plus a fee. Allowable costs generally include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, generally is related to the portion of the work completed prior to termination and is determined by negotiation. See Risk Factor number 17 under Item 1A "Risk Factors" in this Annual Report for further discussion.

On May 19, 2015, CSC's board of directors unanimously approved the announcement of a plan to separate (the Separation) CSC’s North American Public Sector business into an independent publicly traded company (CSC - U.S. Public Sector) the shares of which would be spun off in a distribution to holders of CSC shares on the record date. After the Separation, CSC would focus on serving commercial clients globally and public sector clients outside the United States. The Separation is intended to be tax free for federal income tax purposes. CSC also announced an intention to pay a special dividend of approximately $1.5 billion (or $10.50 per share) in cash concurrent with the Separation. It is currently expected that CSC - U.S. Public Sector will consist of substantially all the assets and operations currently comprising CSC's North American Public Sector reportable segment, and shortly prior to the Separation will incur approximately $1.5 billion in principal amount of debt as well as approximately $150 million in principal amount of pre-existing capital lease obligations outstanding. In addition, at the time of the Separation CSC - U.S. Public Sector is expected to have approximately $300 million in cash, and to assume substantially all CSC’s U.S. defined benefit plan obligations, together with receiving associated assets. Any assets and liabilities not transferred to CSC - U.S. Public Sector, including the Company's GBS and GIS reportable segments, will remain with CSC after the Separation.

Completion of the Separation will not require a shareholder vote but will be subject to customary conditions, including final approval of our board of directors, the receipt of a favorable legal opinion from counsel with respect to the tax-free nature of the Separation, and the effectiveness of a Form 10 filing with the U.S. Securities and Exchange Commission. See “Risks Relating to the Proposed Separation” under Item 1A “Risk Factors” in this Annual Report for further discussion.

Services and Sectors

The Company's reportable segments are Global Business Services (GBS), Global Infrastructure Services (GIS), and North American Public Sector (NPS). Geographically, CSC has significant operations throughout North America, Europe, Asia and Australia. Segment and geographic information are included in Note 20 to the Consolidated Financial Statements for the year ended April 3, 2015. For a discussion of risks associated with our foreign operations, see Risk Factor number 14 under Item 1A "Risk Factors".

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

NPS

NPS delivers IT, mission, and operations-related services to the Department of Defense, civil agencies of the U.S. federal government, as well as state and local government agencies. Commensurate with the Company's strategy, NPS is leveraging our commercial best practices and next-generation technologies to bring scalable and more cost-effective IT solutions to government agencies that are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for NPS offerings are driven by evolving government priorities such as: 1) migration to next-generation IT solutions, which include hybrid cloud infrastructure, application modernization and orchestration, 2) mission intelligence driven by big data solutions, 3) health IT and informatics, and 4) cyber security.

During the last three fiscal years, the Company’s revenue mix by line of business was as follows:

	2015	2014	2013
Global Business Services	33%	33%	34%
Global Infrastructure Services	34	35	33
North American Public Sector	33	32	33
Total Revenue	100%	100%	100%

Fiscal 2015 Overview

Total revenue of $12,173 million decreased by 6.3% year over year, reflecting certain headwinds in its commercial infrastructure outsourcing business and the repositioning of its consulting business, impact of restructured contracts, and price-downs.

Overall market demand for IT services was in transition in fiscal 2015 as organizations sought to use technology to improve enterprise efficiency, agility and productivity. The Company expanded its sales force and invested in sales tools, next-generation offerings, internal systems and workforce optimization during fiscal 2015. During fiscal 2015, GBS contract awards were $4.7 billion as compared to $6.1 billion in the prior year. Total contract value (TCV) within GIS remained flat at $4.1 billion for both fiscal 2015 and 2014. During fiscal 2015, NPS had contract awards of $2.9 billion, a decline when compared with fiscal 2014 awards of $4.3 billion, primarily due to the signing of one large recompete contract during the second quarter of 2014. The Company is participating in the general industry trend of smaller contract awards of $100 million or less, and a decline in the number and total value of large contract awards valued at more than $100 million.

Acquisitions and Divestitures

Acquisitions

During the fourth quarter of fiscal 2015, CSC acquired Autonomic Resources, LLC (Autonomic), a North Carolina-based cloud-computing infrastructure provider, for cash consideration of $14 million. The acquisition enhances CSC's ability to provide cloud services under the Federal Risk and Authorization Management Program (FedRAMP) to federal, state and local governments. Autonomic will be integrated into the NPS segment.

During the second quarter of fiscal 2015, CSC acquired a privately held entity for $35 million in an all-cash transaction. CSC acquired this entity primarily to enhance its cyber security, systems engineering, and software development service offerings in the federal intelligence sector. This entity is now a component of the Company's NPS segment.

During fiscal 2014, CSC acquired ServiceMesh Inc., a privately-held enterprise cloud services management company, headquartered in Santa Monica, California, with operations in the United States, Australia and the United Kingdom, for a

total purchase consideration of $282 million. The acquisition enhances CSC's ability to help its clients migrate their applications into Cloud computing environments and to automate the deployment and management of enterprise applications and platforms across private, public and hybrid cloud environments. ServiceMesh is now a component of the Company's GIS segment.

Additionally, during fiscal 2014, CSC acquired Infochimps, Inc., a privately-held company, in an all-cash transaction for $27 million. The acquisition complements CSC’s existing Big Data business by providing a flexible, scalable, platform-as-a-service offering, and is associated to the Company's GBS segment.

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

Divestitures

During fiscal 2015, 2014 and 2013, the Company divested certain non-core businesses as a part of its service portfolio optimization initiative to focus on the next-generation technology services. Certain of the divestitures met the criteria of discontinued operations presentation, and consequently, their historical results have been presented as discontinued operations in the Company's Consolidated Statement of Operations.

On July 31, 2014, CSC completed the sale of a German software business to a strategic investor for cash consideration of $3 million. This divestiture, which had been included in the GBS segment's healthcare group, resulted in a pre-tax loss of $22 million, representing the excess of the carrying value of the net assets of the business and transaction costs over the net proceeds. On July 19, 2013, CSC completed the sale of its base operations, aviation and ranges services business unit, Applied Technology Division (ATD) within its NPS Segment, to a strategic investor for cash consideration of $178 million plus a net working capital adjustment receivable of $6 million. The pre-tax gain on disposal was $77 million, representing the excess of the sale price over the carrying value of the net assets of the divested business, less transaction costs of $5 million. On May 21, 2013, CSC completed the divestiture of its flood insurance-related business process outsourcing practice (flood insurance BPO), within CSC's GBS segment, to a financial investor for cash consideration of $43 million plus a net working capital adjustment of $4 million. The pre-tax gain on disposal was $25 million, representing the excess of the net proceeds over the carrying value of the net assets of the divested business and the related transaction costs.

During the third quarter of fiscal 2013, CSC completed the divestiture of its U.S.-based credit services business for cash proceeds of $1 billion, and its Italian consulting and system integration business for a cash payment of $35 million. During the fourth quarter of fiscal 2013, CSC completed the divestiture of one of its enterprise systems integration businesses based in Singapore and Malaysia for consideration of approximately $103 million. This business was primarily involved in the reselling of enterprise hardware and software and providing the related maintenance services. All of these fiscal 2013 divestitures were components of the Company's GBS segment. During the fourth quarter of fiscal 2013, the Company divested its Australian information technology staffing unit, Paxus, for cash consideration of $79 million. Due to CSC's ongoing business involvement with Paxus, this divestiture did not qualify to be presented as discontinued operations, and therefore its results were included in continuing operations.

For further discussion of these acquisitions and divestitures, see Notes 4 and 5 to the Consolidated Financial Statements.

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

EMPLOYEES

The Company has offices worldwide, and as of April 3, 2015, had approximately 70,000 employees. The services provided by CSC require proficiency in many fields, such as computer sciences, programming, telecommunications networks, mathematics, physics, engineering, astronomy, geology, operations, research, finance, economics, statistics and business administration.

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

Risks Relating to Our Business

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

Our NPS segment generated approximately 33% of our revenue for fiscal 2015, primarily from sales to the U.S. federal government. Consequently, we closely monitor federal budget, legislative and contracting trends and activities and continually examine our strategies to take these into consideration. The U.S. federal government continues to face significant fiscal and economic challenges such as financial deficits and the debt ceiling limit. The Administration and Congress make decisions in a constrained fiscal environment largely imposed by the Budget Control Act of 2011 (Budget Act). The Budget Act established limits on discretionary spending that began with U.S. federal government fiscal year (GFY) 2012 (a U.S. federal government fiscal year starts on October 1 and ends on September 30). The Bipartisan Budget Act of 2013 (BBA) that was signed into law on December 26, 2013 did not significantly alter the spending constraints established by the Budget Act. The BBA is significant, however, in that it represents the first bipartisan budget passed by a divided Congress in 27 years and eliminates the need for Congress to pass another budget until September 2015.

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

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. On February 15, 2014 legislation was signed that suspended the U.S. debt limit ceiling through March 15, 2015. Effective March 16, 2015, the debt ceiling was reinstated. If the debt ceiling is not increased or suspended in the interim, the Congressional Budget Office projects that the Treasury would exhaust available funds in October or November of 2015, however, the timing and magnitude of revenues and outlays over the next several months could vary noticeably from CBO’s projections.

Significant issues remain with respect to federal budgetary and spending matters. Any future changes to the fiscal policies of the U.S. federal government may decrease overall government funding, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. federal government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.

3.
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

4.
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

5.	Our ability to raise additional capital for future needs will impact our ability to compete in the markets we serve.

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

In addition, subsequent to our announcement to separate into two publicly traded companies, all three credit rating agencies took ratings action. Fitch Ratings formally reaffirmed its existing credit ratings of BBB with "Stable" outlook. S&P put the Company's credit ratings on "Credit Watch" but stated its expectations to reaffirm S&P's ratings of BBB+ with "Stable" outlook. Moody's put the Company's ratings of Baa2 and "Stable" under "credit review" and that its expectations were to either reaffirm Moody's existing Baa2 rating or a one-notch downgrade to Baa3, both of which are investment grade credit ratings.

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

6.
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

7.	We could suffer additional losses due to asset impairment charges.

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

8.	If our customers experience financial difficulties or request out-of-scope work, we may not be able to collect our receivables, which would materially and adversely affect our profitability.

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

9.	If we are unable to accurately estimate the cost of services and the time line for completion of contracts, the profitability of our contracts may be materially and adversely affected.

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

10.	We are defendants in pending litigation that may have a material and adverse impact on our profitability.

As noted in Part I, Item 3, "Legal Proceedings" and Note 22 to the Consolidated Financial Statements, we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities which may have a material and adverse impact on our liquidity and earnings.

11.	Our contracts with U.S. government agencies are subject to regulations, audits and cost adjustments by the U.S. government, which could materially and adversely affect our operations.

We are engaged in providing services under contracts with U.S. government agencies. These contracts are subject to extensive legal and regulatory requirements and, from time to time, such agencies audit or investigate whether our operations are being conducted in accordance with these requirements. These audits or investigations may include a review of our performance on contracts, pricing practices, cost structure and compliance with applicable laws and regulations. U.S. government audits or investigations of us, whether related to the Company's federal government contracts or conducted for other reasons, including, without limitation, the settlement of the SEC investigation described herein, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. In addition, we could suffer serious reputational harm. If any of these should occur, our reputation may be adversely impacted and our relationship with the agencies we work with may be damaged, resulting in a material and adverse effect on our profitability.

12.	Our ability to provide our customers with competitive services is dependent on our ability to attract and retain qualified personnel.

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

13.	Our ability to perform services for certain of our government clients is dependent on our ability to maintain necessary security clearances.

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

For fiscal 2015, approximately 39.6% of our recognized revenues were denominated in currencies other than the U.S. dollar. The exposure to currencies other than the U.S. dollar may impact our results as they are expressed in U.S. dollars. In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While currency risk, including exposure to fluctuations in currency exchange rates, is partially mitigated largely by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We believe that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we believe that our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

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

In addition, certain of our U.S. federal government contracts span one or more base years and multiple option years. The U.S. federal government generally has the right not to exercise option periods and may not exercise an option period for various reasons, effectively terminating the contract when the period of performance expires. Any decision by the U.S. federal government not to exercise an option or to terminate a major contract could adversely impact our revenue, profitability and financial condition. There have been no U.S. federal government terminations or renegotiations that materially impacted the Company's consolidated financial position, results of operations or cash flows in fiscal years 2015, 2014, and 2013.

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

The Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our internal policies mandate compliance with all applicable anti-bribery laws. We require our employees, partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. There is no assurance that our policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged violations of the FCPA or other anti-bribery violations is expensive and could consume significant time and attention of our senior management.

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

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruption in our operations. We are required to expend capital and other resources to protect against such security breaches or cyber attacks or to alleviate problems caused by such breaches or attacks. Our security measures are designed to identify and protect against security breaches and cyber attacks, and no threat incident identified to date has resulted in a material adverse effect on us or our customers; however, our failure to detect, prevent or adequately respond to a future threat incident could subject us to liability, damage our reputation and have a material adverse effect on our business.

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

21.	Changes in the Company's tax rates could affect our future results.

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

23.	Our hedging program is subject to counterparty default risk.

We enter into foreign currency forward contracts and options and interest rate swaps with a number of counterparties. As of April 3, 2015, we had outstanding foreign currency forward contracts with a notional value of $700 million, outstanding option contracts with a notional value of $0 million, and interest rate swap transactions of $275 million. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

25.	Catastrophic events or climate conditions may disrupt our business.

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

Risks Relating to the Proposed Separation

26.
The proposed Separation of our current business into two independent, publicly traded companies is contingent upon the satisfaction of a number of conditions, and the Separation may not be consummated on the terms or timeline currently contemplated or may not achieve the intended results.

On May 19, 2015, we announced that we are pursuing a plan to separate our existing organization into two publicly traded companies: one to serve commercial and government clients globally and one to serve public sector clients in the U.S. We currently expect that the Separation, if completed, will occur by October 2015. Our ability to timely effect the Separation is subject to several customary conditions, including, among others, final approval by our Board of Directors, the receipt of a favorable legal opinion from counsel with respect to the tax-free nature of the transaction and the SEC declaring effective a registration statement relating to the securities of the separated entity. In addition, we currently expect to pay a special dividend to shareholders at closing; however, we cannot assure the amount of the dividend or that any such dividend will be paid in connection with the Separation. For these and other reasons, the Separation may not be completed on the terms or timeline contemplated, if at all. Further, if the Separation is completed, it may not achieve the intended results.

27.
The actions required to implement the complete Separation of our current businesses into two independent, publicly traded companies will take significant management time and attention and may require us to incur significant costs.

The complete Separation of our existing organization into two publicly traded companies will require significant amounts of management's time and efforts, which will be in addition to and may divert management's time and attention from the operation of our business, and the execution of our other strategic initiatives. Additionally, we may incur significant costs in connection with the Separation.

28.	The proposed Separation may result in disruptions to relationships with customers and other business partners.

While we intend to manage our operations to minimize any disruptions to our customers and business partners, uncertainty related to the proposed Separation may nevertheless lead to disruption in those relationships. These disruptions if not managed by us could have an adverse effect on our businesses, financial condition, results of operations and prospects.

29.	The Company’s proposed Separation could result in substantial tax liability to the Company and its shareholders.

Among the conditions to completing the Separation will be our receipt of an legal opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes, the Separation will qualify for tax-free treatment as a spin-off under Section 355 of the Internal Revenue Code. The legal opinions we receive will be based on, among other things, various assumptions and representations we will provide to counsel. If any of those assumptions or representations are or become inaccurate or incomplete, we may not be able to rely on the opinion. Furthermore, a legal opinion of counsel is not binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the opinion and such challenge could prevail. If, notwithstanding receipt of the opinion, the Separation is determined to be taxable, we could be subject to a substantial tax liability. In addition, if the transaction is taxable, each holder of our common stock who receives shares of the new company would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received, thereby potentially increasing such holder’s tax liability.

Even if the Separation otherwise qualifies as a tax-free spin-off transaction, the distribution could be taxable to us (but not to our shareholders) in certain circumstances if future significant acquisitions of our stock or the stock of the new company are deemed to be part of a plan or series of related transactions that include the spin-off. In this event, the resulting tax liability could be substantial. In connection with the Separation, we expect to enter into a tax matters agreement with CSC - U.S. Public Sector, under which it will agree not to enter into any transaction without our consent that could cause any portion of the Separation to be taxable to us and to indemnify us for any tax liabilities resulting from such transactions. These obligations and potential tax liabilities may discourage, delay or prevent a change of control of us or of CSC - U.S. Public Sector.

30.	We cannot predict the effect of the Separation on the market value of our common stock.

We cannot predict the prices at which shares of our common stock may trade after the Separation, nor can we predict whether the combined market value of the shares of our common stock and the shares of CSC - U.S. Public Sector to be spun-off will be less than, equal to or greater than the market value of our common stock immediately prior to the Separation.

Item 1B.	Unresolved Staff Comments

The Company has previously received comment letters from the Staff of the SEC’s Division of Corporation Finance with respect to certain of the Company’s filings for its fiscal years 2011, 2012 and 2013. The Company has responded to each of these letters and believes that it has addressed the Staff’s comments. Further, the Company believes that its Form 10-K/A in respect of its 2014 fiscal year, filed with the SEC on June 5, 2015, also addressed certain of the Staff’s prior comments. Nonetheless, as of the date of this annual report, the Company has not yet received confirmation from the Staff that its review process is complete. The Company intends to continue to work with the Staff to resolve any remaining open issues with respect to the Staff’s prior comments.

On September 25, 2014, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-K for the fiscal year ended March 28, 2014 and the Company's Form 10-Q for the quarter ended July 4, 2014. The Staff requested additional information and provided comments related to certain accounting disclosures, including disclosure relating to software development costs, contingencies and goodwill. The Company responded to that letter on October 16, 2014 and believes that it has addressed the Staff's comments. As of the date of this annual report, the Company has not received confirmation from the Staff that its review process is complete. The Company intends to continue to work with the Staff and respond to any remaining comments.

Item 2.	Properties

Following is a summary of properties owned and leased by CSC or its subsidiaries as of April 3, 2015:

Properties Owned	Approximate Square Footage	General Usage
Blythewood, South Carolina	456,000	Computer and General Office
Falls Church, Virginia	401,000	General Office
Copenhagen, Denmark	368,000	Computer and General Office
Aldershot, United Kingdom	211,000	General Office
Newark, Delaware	176,000	Computer and General Office
Daleville, Alabama	150,000	General Office
Norwich, Connecticut	144,000	Computer and General Office
Petaling Jaya, Malaysia	126,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Jacksonville, Illinois	60,000	General Office
Chesterfield, United Kingdom	51,000	General Office
Tunbridge Wells, United Kingdom	43,000	Computer and General Office
Sterling, Virginia	41,000	General Office
Various other U.S. and foreign locations	76,000	General Office

Properties Leased	Approximate Square Footage	General Usage
India	2,441,000	General Office
Washington, D.C. area	1,500,000	Computer and General Office
Germany	653,000	General Office
Australia & other Pacific Rim locations	635,000	Computer and General Office
Denmark	350,000	General Office
North Carolina	331,000	General Office
Texas	266,000	Computer and General Office
New York	229,000	General Office
New Jersey	223,000	General Office
France	193,000	General Office
United Kingdom	159,000	General Office
Spain	149,000	General Office
Illinois	148,000	General Office
Canada	145,000	General Office
Connecticut	135,000	Computer and General Office
Sweden	126,000	General Office
California	120,000	General Office
China	106,000	General Office
Bulgaria	101,000	General Office
Various other U.S. and foreign locations	1,275,000	Computer and General Office

Upon expiration of its leases, the Company expects to obtain renewals or to lease alternative space. Lease expiration dates range from fiscal 2016 through fiscal 2028. We believe that all of the properties are well-maintained, suitable and adequate to meet current and anticipated requirements.

Item 3.	Legal Proceedings

The information required by this Item is set forth in Note 22, Commitments & Contingencies of the Notes to the Consolidated Financial Statements under the caption “Contingencies”, contained in Part II - Item 8 of this filing. Such information is incorporated herein by reference and made a part hereof.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as an Officer	Position Held With the Registrant as of the filing date	Family Relationship
J. Michael Lawrie	61	2012	Indefinite	President and Chief Executive Officer	None
Paul N. Saleh	58	2012	Indefinite	Executive Vice President and Chief Financial Officer	None
Romil Bahl	46	2014	Indefinite	Executive Vice President and General Manager, Global Industries	None
William L. Deckelman, Jr.	57	2008	Indefinite	Executive Vice President, General Counsel and Secretary	None
Stephen Hilton	45	2015	Indefinite	Executive Vice President and General Manager, Global Infrastructure Services	None
Ashish Mahadwar	48	2014	Indefinite	Executive Vice President and General Manager, Strategic Business	None
Lawrence Prior	59	2014	Indefinite	Executive Vice President & General Manager, North American Public Sector	None
James R. Smith	48	2013	Indefinite	Executive Vice President and General Manager, Global Business Services	None
Diane E. Wilfong	53	2014	Indefinite	Vice President and Controller	None
David W. Zolet	54	2012	Indefinite	Executive Vice President and General Manager, Americas Region	None

Business Experience of Executive Officers

J. Michael Lawrie joined CSC as President and Chief Executive Officer on March 19, 2012 and as a member of its Board of Directors in February 2012. Prior to joining CSC, he served as the Chief Executive Officer of UK-based Misys plc, a leading global IT solutions provider to the financial services industry, from November 2006 to March 2012. Mr. Lawrie also served as the Executive Chairman of Allscripts-Misys Healthcare Solutions, Inc., from October 2008 to August 2010. From 2005 to 2006, Mr. Lawrie was a general partner with ValueAct Capital, a San Francisco-based private investment firm. He also served as Chief Executive Officer of Siebel Systems, Inc., an international software and solutions company, from 2004 to 2005. Mr. Lawrie also spent 27 years with IBM where he rose to Senior Vice President and Group Executive, responsible for sales and distribution of all IBM products and services worldwide. From 1998 to 2001, Mr. Lawrie was General Manager for IBM's business in Europe, the Middle East and Africa, which included operations in 124 countries and 90,000 employees. Prior to that, Mr. Lawrie served as General Manager of Industries for IBM's business operations in Asia Pacific, based in Tokyo. Mr. Lawrie is a Trustee of Drexel University, Philadelphia.

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

William L. Deckelman, Jr. was appointed Executive Vice President, General Counsel and Secretary in August 2014. Mr. Deckelman joined CSC in January 2008 and served as Vice President, General Counsel and Secretary from 2008 to 2012, and as Executive Vice President and General Counsel from 2012 to August 2014. Prior to joining CSC, Mr. Deckelman served as Executive Vice President and General Counsel of Affiliated Computer Services Inc., since March 2000, and served as a director from 2000 to 2003, holding various executive positions there since 1989.

Stephen Hilton is the Executive Vice President and General Manager, Global Infrastructure Services. He joined CSC on March 2, 2015. Prior to joining CSC, from 2006 to 2014, Mr. Hilton served as Managing Director and Chief Information Officer, Technology Infrastructure Services, and as Head of Corporate Real Estate & Services at Credit Suisse. Prior to his tenure at Credit Suisse, Mr. Hilton served from 2003 to 2006 in an Information Technology leadership role at JP Morgan Chase. Prior to that, from 1996 to 2003, Mr. Hilton worked at CSC as a service delivery executive, technical architect and business development/sales director and was based in London, Singapore and New York.

Ashish Mahadwar is the Executive Vice President and General Manager, Strategic Business. Mr. Mahadwar joined CSC in July 2014. Prior to joining CSC, from 2003 to 2014, he served as Senior Vice President and Global Head of Strategic Partnerships at Cognizant Technology Solutions Corp. Prior to that, Mr. Mahadwar co-founded Planetasia.com, and held management positions for Microland and for an HCL Technologies and Hewlett Packard joint venture. He served in analyst roles at A. F. Ferguson & Co. and CMC.

Lawrence Prior was appointed Executive Vice President & General Manager, North American Public Sector in December 2014. Mr. Prior joined CSC in May 2013 as Vice President and General Manager, North American Public Sector. Prior to joining CSC, Mr. Prior served as Executive Vice President of BAE Systems, Inc. from July 2010 to January 2013. Prior to that he served as President & COO of Mantech International Corporation from July 2009 to July 2010.

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

Diane E. Wilfong is the Vice President and Controller. Ms. Wilfong joined CSC on November 3, 2014. Prior to joining CSC, from 2009 to 2014, she served as Senior Vice President-Chief Accounting Officer and Controller of Caesars Entertainment Corporation. Prior to her tenure at Caesars Entertainment Corporation, Ms. Wilfong spent ten years at Eastman Kodak where she held various positions, including Controller and Chief Accounting Officer.

David W. Zolet is the Executive Vice President and General Manager, Americas Region. Mr. Zolet joined CSC as Vice President of Business Development in the North American Public Sector in July 2010 and was promoted to President, North American Public Sector in June 2012. From October 2012 to December 2014, Mr. Zolet served as Executive Vice President and General Manager, North American Public Sector. Prior to his tenure at the Company, from 2008 to 2010, Mr. Zolet was a Vice President of Public Sector Systems Integration at IBM. Prior to that, he held various senior positions at Northrop Grumman Corporation.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Holders

Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange under the ticker symbol “CSC.”

As of May 15, 2015, the number of registered shareholders of Computer Sciences Corporation’s common stock was 5,740. The table shows the high and low sales prices of the Company’s common stock as reported on the composite tape of the New York Stock Exchange for each quarter during the last two fiscal years.

	2015		2014
Fiscal Quarter	High	Low	High	Low
1st	$64.72	$57.46	$50.26	$42.43
2nd	65.52	56.19	54.80	43.99
3rd	66.99	54.23	55.91	46.80
4th	73.29	59.80	64.10	52.92

Cash dividends declared on our common stock for each quarter of fiscal 2015 and fiscal 2014 are included in Selected Quarterly Financial Data (Unaudited) of this Annual Report on Form 10-K. We expect to return excess cash flow to our stockholders from time to time through our common stock repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared or paid. Our share repurchase program and the declaration and payment of future dividends, the amount of any such share repurchases or dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things.

(b) Purchases of Equity Securities

The following table provides information on a monthly basis for the fourth quarter ended April 3, 2015 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 3, 2015 to January 30, 2015	1,730	$62.88	—	$1,113,250,728
January 31, 2015 to February 27, 2015	358,061	$63.01	355,308	$1,090,881,714
February 28, 2015 to April 3, 2015	2,887,006	$70.50	2,864,712	$888,790,474

(1)
The Company accepted 24,503 shares of its common stock in the quarter ended April 3, 2015 from employees in lieu of cash due to the Company in connection with the issuance of shares of common stock related to vested RSUs. The Company accepted 2,274 shares of common stock in the quarter ended April 3, 2015 tendered by employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
During the first quarter of fiscal 2015, the Company's Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock. CSC has been implementing these programs through purchases made in open market transactions in compliance with SEC Rule 10b-18 and Rule 10b5-1, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board of Directors has not established an end date for the repurchase program. The Company repurchased 3,220,020 shares of its common stock in the fiscal quarter ended April 3, 2015 pursuant to the share repurchase program, of which 2,864,712 shares were under Accelerated Share Repurchase arrangement (see Note 16 of the Consolidated Financial Statements). The approximate amount for which shares may yet be purchased under this program at April 3, 2015 is $889 million.

(c) Performance Graph

The following graph compares the cumulative total return on CSC common stock during the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Stock Index and the S&P North American Technology Services Index.

CSC Total Shareholder Return
(Period Ended April 3, 2015)

Indexed Return Chart (2010 = 100)
	Return 2011	Return 2012	Return 2013	Return 2014	Return 2015	CAGR
CSC common stock	-7.61%	-37.74%	68.31%	24.35%	10.04%	5.79%
S&P 500 Index	15.36%	8.00%	13.96%	20.88%	13.59%	14.28%
S&P North American Technology Services Index	18.49%	15.36%	18.02%	22.38%	20.53%	18.93%

Assumes $100 invested on April 2, 2010, in CSC common stock, the S&P 500 Index, and the S&P North American Technology Services Index, formerly the Goldman Sachs Technology Services Index. Indexed amounts and return percentages follow CSC fiscal years.

(d) Equity Compensation Plans

See Item 12 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 6.	Selected Financial Data

	Five Year Review
Amounts in millions, except per share amounts	April 3, 2015	March 28, 2014	March 29, 2013	March 30, 2012	April 1, 2011
Total assets	$10,201	$11,389	$11,251	$11,189	$12,232
Debt
Long-term, net of current maturities	1,765	2,207	2,498	1,486	2,409
Short-term	371	444	—	43	29
Current maturities	533	237	234	1,211	141
Total	2,669	2,888	2,732	2,740	2,579
Stockholders’ equity	2,949	3,944	3,160	2,834	3,662
Net debt-to-total capitalization	10.2%	6.5%	11.5%	29.5%	11.9%

	Five Year Review
	Fiscal Year
Amounts in millions, except per-share amount	2015	2014	2013	2012	2011
Revenues	$12,173	$12,998	$14,195	$14,673	$14,470
Costs of services (excludes depreciation and amortization, contract charge, settlement charge and restructuring costs)	9,534	9,272	11,293	12,643	11,527
Costs of services – specified contract charge (excludes amount charged to revenue of $132)(3)	—	—	—	—	1,026
Costs of services – settlement charge (excludes amount charged to revenue of $42)(2)	—	—	—	227	—
Selling, general and administrative - SEC settlement related charges	197	—	—	—	—
Restructuring costs	261	76	264	140	—
Goodwill impairment(1)	—	—	—	232	2,511
(Loss) income from continuing operations, before taxes	(276)	1,263	235	(992)	(2,703)
Income tax (benefit) expense	(312)	383	(62)	(228)	239
Income (loss) from continuing operations, net of taxes	36	880	297	(764)	(2,942)
(Loss) income from discontinued operations, net of taxes	(29)	88	482	162	131
Net (loss) income attributable to CSC common stockholders	$(8)	$947	$760	$(616)	$(2,832)
Earnings (loss) per common share:
Basic:
Continuing operations	$0.15	$5.81	$1.80	$(5.02)	$(19.18)
Discontinued operations	(0.21)	0.60	3.12	1.05	0.85
	$(0.06)	$6.41	$4.92	$(3.97)	$(18.33)
Diluted:
Continuing operations	$0.15	$5.70	$1.79	$(5.02)	$(19.18)
Discontinued operations	(0.20)	0.58	3.10	1.05	0.85
	$(0.05)	$6.28	$4.89	$(3.97)	$(18.33)

Cash dividend per common share(4)	$0.92	$0.80	$0.80	$0.80	$0.70

(1)	Fiscal 2012 goodwill impairment charge related to one reporting unit in the GBS segment and fiscal 2011 goodwill impairment charge related to the GIS segment and one reporting unit in the GBS segment.

(2)	Fiscal 2012 settlement charge related to the contract settlement with the federal government.

(3)	Fiscal 2011 specified contract charge related to the Company’s contract with the U.K. National Health Service.

(4)	In fiscal 2011, the Company implemented a regular quarterly dividend.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. This discussion should be read in conjunction with the Company's consolidated financial statements and associated notes as of and for the year ended April 3, 2015.

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

To achieve these objectives, the management discussion and analysis is presented in the following sections:

Overview - includes a description of the Company's business, how it earns revenue and generates cash, as well as a discussion of economic and industry factors, key business drivers, key performance indicators and fiscal 2015 highlights.

Results of Operations - discusses year-over-year changes to operating results for fiscal 2013 through fiscal 2015, describing the factors affecting revenue on a consolidated and reportable segment basis, including new contracts, acquisitions and divestitures and currency impacts, and also describing the factors affecting changes in the Company's major cost and expense categories.

Financial Condition - discusses causes of changes in cash flows and describes the Company's liquidity and available capital resources.

Critical Accounting Estimates - discusses the significant accounting policies that require critical judgments and estimates.

Overview

CSC is a global leader of information technology (IT) and professional services and solutions. The Company's mission is to enable superior returns on our clients' technology investments through best-in-class industry solutions, domain expertise and global scale.

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

•
North American Public Sector (NPS) – NPS delivers IT, mission, and operations-related services to the Department of Defense and civil agencies of the U.S. federal government, as well as state and local government agencies. Commensurate with the Company's strategy of leading the next generation of IT services, NPS is leveraging our commercial best practices and next-generation offerings to bring more cost-effective IT solutions to government agencies which are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for NPS offerings are driven by evolving government priorities such as: 1) migration to next-generation IT solutions, which includes hybrid cloud infrastructure, application modernization and orchestration, 2) mission intelligence driven by big data solutions, 3) health IT and informatics, and 4) cyber security.

On May 19, 2015, CSC's board of directors unanimously approved the announcement of a plan to separate (the Separation) CSC’s North American Public Sector business into an independent publicly traded company (CSC - U.S. Public Sector) the shares of which would be spun off in a distribution to holders of CSC shares on the record date. After the Separation, CSC would focus on serving commercial clients globally and public sector clients outside the United States. The Separation is intended to be tax free for federal income tax purposes. CSC also announced an intention to pay a special dividend of approximately $1.5 billion (or $10.50 per share) in cash concurrent with the Separation. It is currently expected that CSC - U.S. Public Sector will consist of substantially all the assets and operations currently comprising CSC's North American Public Sector reportable segment, and shortly prior to the Separation will incur approximately $1.5 billion in principal amount of debt as well as approximately $150 million in principal amount of pre-existing capital lease obligations outstanding. In addition, at the time of the Separation CSC - U.S. Public Sector is expected to have approximately $300 million in cash, and to assume substantially all CSC’s U.S. defined benefit plan obligations, together with receiving associated assets. Any assets and liabilities not transferred to CSC - U.S. Public Sector, including the Company's GBS and GIS reportable segments, will remain with CSC after the Separation.

Economic and Industry Factors

The Company's results of operations are impacted by economic conditions generally, including macroeconomic conditions. CSC monitors the macroeconomic conditions, the credit market conditions, and levels of business confidence, and assesses their potential impact on its customers and its own business. A severe and/or prolonged economic downturn could adversely affect the financial condition and the levels of business activities in the industries and geographies in which CSC operates. This may reduce demand for CSC's services or depress pricing of those services and have a material adverse effect on its new contract bookings and results of operations. Particularly in light of recent economic uncertainty, CSC continues to monitor its costs closely in order to respond to changing conditions and to manage any impact to its results of operations.

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

The NPS segment market is also highly competitive and has unique characteristics. All U.S. federal government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the U.S. federal government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company generally is reimbursed for its allowable costs through the date of termination and is paid a proportionate amount of the stipulated profit or fee attributable to the work performed. Shifting priorities of the U.S. federal government can also impact the future of projects. Management monitors government priorities and industry factors through numerous industry and government publications and forecasts, legislative activity, budgeting and appropriation processes and by participating in industry professional associations.

The U.S. federal government may terminate almost all of CSC's government contracts and subcontracts either at its convenience or for default based on factors set forth in the Federal Acquisition Regulation. Upon termination for convenience of a fixed-price type contract, our U.S. federal government contracts normally entitle us to receive the purchase price for delivered items, reimbursement for contractual commitments and allowable costs for work-in-process, and a reasonable allowance for profit, although there can also be financial impact resulting from the negotiated contract settlement. Upon termination for convenience of a U.S. federal government cost reimbursable or time and material contract, we normally are entitled to reimbursement of allowable costs plus a fee. Allowable costs generally include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, generally is related to the portion of the work completed prior to termination and is determined by negotiation. See Risk Factor number 17 under Item 1A "Risk Factors" in this Annual Report for further discussion.

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

Fiscal 2015 Highlights

The key operating results for fiscal 2015 include:

•	Revenues decreased $825 million, or 6.3%, to $12,173 million compared to fiscal 2014. On a constant currency basis(1), revenues decreased $676 million, or 5.2%.

•
Operating income(2) was $1,088 million as compared to $1,416 million in fiscal 2014. The operating income margins decreased to 8.9% from 10.9% in fiscal 2014. Operating income was adversely impacted by an increase in restructuring costs of $185 million during fiscal 2015. Restructuring costs were $261 million in fiscal 2015, including the fourth quarter special restructuring of $246 million, as compared to $76 million in fiscal 2014.

•
(Loss) earnings before interest and taxes(3) (EBIT) decreased to $(148) million as compared to $1,394 million in fiscal 2014. The EBIT margin decreased to (1.2)% from 10.7% in fiscal 2014, largely as a result of the year-over-year increase in pension and OPEB actuarial losses of $1,041 million, and the SEC settlement related and other charges of $200 million.

(1)
Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a “constant currency basis” are non-U.S. Generally Accepted Accounting Principle (GAAP) measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This approach is used for all results where the functional currency is not the U.S. dollar.

(2)
Operating income is a non-GAAP measure used by management to assess performance of the Company's segments and on a consolidated basis. The Company’s definition of such measure may differ from other companies. CSC defines operating income as revenue less costs of services, segment general and administrative (G&A) expense, depreciation and amortization expense, and restructuring costs. Operating income excludes corporate G&A, actuarial and settlement charges related to CSC's pension and other post-employment benefit (OPEB) plans, and SEC settlement related and other charges. Operating margin is defined as operating income as a percentage of revenue. Management compensates for the limitations of this non-GAAP measure by also reviewing income (loss) from continuing operations before taxes. A reconciliation of consolidated operating income to (loss) income from continuing operations before taxes is as follows:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Operating income	$1,088	$1,416	$961
Corporate G&A	(242)	(263)	(293)
Pension & OPEB actuarial (losses) gains	(782)	259	(297)
SEC settlement related charges and other	(200)	—	—
Interest expense	(148)	(147)	(183)
Interest Income	20	16	22
Other income, net	(12)	(18)	25
(Loss) income from continuing operations before taxes	$(276)	$1,263	$235

(3)
EBIT is a non-U.S. GAAP measure that provides useful information to investors regarding the Company's results of operations as it provides another measure of the Company's profitability, and is considered an important measure by financial analysts covering CSC and its peers. The Company’s definition of such measure may differ from that used by other companies. CSC defines EBIT as income from continuing operations less interest expense, interest income and income tax benefit (expense). EBIT margin is defined as EBIT as a percentage of revenue. A reconciliation of EBIT to income from continuing operations is as follows:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
(Loss) earnings before interest and taxes (EBIT)	$(148)	$1,394	$396
Interest expense	(148)	(147)	(183)
Interest income	20	16	22
Income tax benefit (expense)	312	(383)	62
Income from continuing operations	$36	$880	$297

•
(Loss) income from continuing operations before taxes was $(276) million, compared to $1,263 million in fiscal 2014, a decrease of $1,539 million. The reduction in income from continuing operations was primarily due to recognition of pension actuarial losses of $782 million, as compared to gains of $259 million in fiscal 2014, and the SEC settlement related and other charges of $200 million.(4)

•	(Loss) income from discontinued operations, net of taxes was $(29) million, compared to $88 million in fiscal 2014.

•	Net (loss) income attributable to CSC common shareholders was $(8) million, compared to $947 million in fiscal 2014.

•
Diluted earnings (loss) per share (EPS) from continuing operations was $0.15 as compared to $5.70 in the prior year. Diluted EPS from discontinued operations was $(0.20) as compared to $0.58 in the prior year.

•
In fiscal 2015, the Company recorded restructuring costs of $261 million, of which $137 million related to GBS, $114 million to GIS, $5 million to NPS and $5 million to Corporate. In fiscal 2014, the Company had recorded restructuring costs of $76 million, of which $46 million was related to GBS, $28 million to GIS, and $2 million to NPS.

(4)
Non-GAAP results are financial measures calculated by excluding certain items, which management believes are not indicative of the Company's operating performance. A reconciliation of non-GAAP results to reported results is as follows:

	Twelve Months Ended April 3, 2015
(Amounts in millions, except per-share amounts)	As reported	Pension & OPEB actuarial & settlement losses	SEC Settlement related charges & Other	Special restructuring costs	Tax valuation allowance benefit	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$9,534	$(720)	$—	$—	$—	$8,814

Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)	$1,340	$(62)	$(3)	$—	$—	$1,275

(Loss) income from continuing operations, before taxes	$(276)	$(782)	$(200)	$(246)	$—	$952
Income tax expense (benefit)	(312)	(241)	(3)	(63)	(264)	259
Income from continuing operations	$36	$(541)	$(197)	$(183)	$264	$693

Net income	$7	$(541)	$(197)	$(183)	$264	$664
Less: net income attributable to noncontrolling interest, net of tax	15	(2)	—	—	—	17
Net (loss) income attributable to CSC common stockholders	$(8)	$(539)	$(197)	$(183)	$264	$647

Effective tax rate	113.0%	30.8%	1.5%	25.6%	—%	27.2%

Basic EPS from continuing operations	$0.15	$(3.78)	$(1.38)	$(1.28)	$1.85	$4.74
Diluted EPS from continuing operations	$0.15	$(3.70)	$(1.35)	$(1.26)	$1.81	$4.64

Weighted average common shares outstanding for:
Basic EPS	142.557	142.557	142.557	142.557	142.557	142.557
Diluted EPS	145.780	145.780	145.780	145.780	145.780	145.780

* The net periodic pension cost within income from continuing operations includes $560 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $419 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

	Twelve Months Ended March 28, 2014
(Amounts in millions, except per-share amounts)	As reported	Pension and OPEB actuarial gains	Reversal of contingent consideration	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$9,272	$212	$—	$9,484

Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)	$1,220	$47	$21	$1,288

Income from continuing operations, before taxes	$1,263	$259	$21	$983
Income tax expense	383	64	—	319
Income from continuing operations	$880	$195	$21	$664

Net income	$968	$195	$21	$752
Less: net income attributable to noncontrolling interest, net of tax	21	—	—	21
Net income attributable to CSC common stockholders	$947	$195	$21	$731

Effective tax rate	30.3%	24.7%	—%	32.5%

Basic EPS from continuing operations	$5.81	$1.32	$0.14	$4.35
Diluted EPS from continuing operations	$5.70	$1.29	$0.14	$4.27

Weighted average common shares outstanding for:
Basic EPS	147.647	147.647	147.647	147.647
Diluted EPS	150.761	150.761	150.761	150.761

* The net periodic pension cost within income from continuing operations includes $500 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $384 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

	Twelve Months March 29, 2013
(Amounts in millions, except per-share amounts)	As reported	Pension and OPEB actuarial losses	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$11,293	$(268)	$11,025

Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)	$1,197	$(29)	$1,168

Income (loss) from continuing operations, before taxes	$235	$(297)	$532
Income tax benefit	(62)	(39)	(23)
Income (loss) from continuing operations	$297	$(258)	$555

Net income (loss)	$779	$(258)	$1,037
Less: net income attributable to noncontrolling interest, net of tax	19	—	19
Net income (loss) attributable to CSC common stockholders	$760	$(258)	$1,018

Effective tax rate	(26.4)%	13.1%	(4.3)%

Basic EPS from continuing operations	$1.80	$(1.67)	$3.47
Diluted EPS from continuing operations	$1.79	$(1.66)	$3.45

Weighted average common shares outstanding for:
Basic EPS	154.590	154.590	154.590
Diluted EPS	155.557	155.557	155.557

* The net periodic pension cost within income from continuing operations includes $558 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $292 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

•	The Company announced contract awards(5) of $11.7 billion, including GBS segment awards of $4.7 billion, GIS segment awards of $4.1 billion, and NPS segment awards of $2.9 billion.

•	Total backlog(6) at the end of fiscal 2015 was $26.2 billion of which $8.6 billion is expected to be realized as revenue in fiscal 2016 and $8.5 billion is not yet funded.

•	Days Sales Outstanding (DSO)(7) was 71 days at April 3, 2015, an improvement from 73 days at March 28, 2014.

•	Net debt-to-total capitalization ratio(8) was 10.2% at the end of fiscal 2015, an increase of 3.7 percentage points from 6.5% at the end of fiscal 2014.

•
Cash provided by operating activities was $1,433 million, as compared to $1,560 million during fiscal 2014. Cash used in investing activities was $536 million, as compared to $566 million during fiscal 2014. Cash used in financing activities was $1,038 million, as compared to $599 million during fiscal 2014.

•	Free cash flow(9) was $717 million, as compared to $689 million in fiscal 2014.

(5)
Business awards for GBS & GIS are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include approved option years. For NPS, announced award values for competitive indefinite delivery and approved indefinite quantity (IDIQ) awards represent the expected contract value at the time a task order is awarded under the contract. Announced values for non-competitive IDIQ awards represent management’s estimate at the award date. Segment awards may not add to total awards due to rounding.

(6)
Backlog represents total estimated contract value of predominantly long-term contracts, based on customer commitments that the Company believes to be firm, less the amount of revenue already recognized on those contracts. Backlog value is based on contract commitments, management’s judgment and assumptions about volume of services, availability of customer funding and other factors. Backlog estimates for government contracts include both the funded and unfunded portions and all of the option periods. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. CSC's backlog, for all periods presented, have been recast to exclude the backlog relating to discontinued operations.

(7)
DSO is calculated as total receivables at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenues divided by the number of days in the fiscal period. Total receivables includes unbilled receivables but excludes tax receivables and long-term receivables.

(8)
Net debt-to-total capitalization ratio is defined as total current and long-term debt less total cash and cash equivalents divided by the sum of total debt and equity, including noncontrolling interest.

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

CSC’s free cash flow measure does not distinguish operating cash flows from investing cash flows as they are required to be presented in accordance with GAAP, and should not be considered a substitute for operating and investing cash flows as determined in accordance with GAAP. Free cash flow is one of the factors CSC management uses in reviewing the overall performance of the business. Management compensates for the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing and financing cash flows . A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Net cash provided by operating activities	$1,433	$1,560	$1,119
Net cash (used in) provided by investing activities	(536)	(566)	456
Acquisitions, net of cash acquired	49	190	34
Business dispositions	13	(248)	(1,108)
Short-term investments	—	(5)	—
Payments on capital leases and other long-term asset financings	(242)	(242)	(237)
Free cash flow	$717	$689	$264

Results of Operations

Revenues

Revenues for the GBS, GIS, and NPS segments for fiscal 2015, 2014, and 2013 are as follows:

	Twelve Months Ended
	April 3, 2015		March 28, 2014		March 29, 2013
(Amounts in millions)	Amount	Percent Change	Amount	Percent Change	Amount
GBS	$4,036	(6.6)%	$4,321	(10.8)%	$4,844
GIS	4,080	(10.9)	4,578	(2.4)	4,689
NPS	4,057	(1.0)	4,099	(12.1)	4,662
Total Revenue	$12,173	(6.3)%	$12,998	(8.4)%	$14,195

The major factors affecting the percent change in revenues are presented as follows:

Twelve Months Ended April 3, 2015 vs. March 28, 2014	Acquisitions	Approximate Impact of Currency Fluctuations	Organic Growth (Decline)	Total
GBS	—	(1.9)%	(4.7)%	(6.6)%
GIS	0.5%	(1.5)	(9.9)	(10.9)
NPS	0.4	—	(1.4)	(1.0)
Cumulative Net Percentage	0.3%	(1.1)%	(5.5)%	(6.3)%

Twelve Months Ended March 28, 2014 vs. March 29, 2013	Acquisitions	Approximate Impact of Currency Fluctuations	Organic Growth (Decline)	Total
GBS	—	—	(10.8)%	(10.8)%
GIS	0.4%	(0.6)%	(2.2)	(2.4)
NPS	0.1	(0.1)	(12.1)	(12.1)
Cumulative Net Percentage	0.2%	(0.2)%	(8.4)%	(8.4)%

The Company's fiscal 2015 revenue decreased $825 million as compared to fiscal 2014. This decrease was primarily due to a reduction in organic revenue of $720 million and the adverse impact of foreign currency movement of $149 million, partially offset by $44 million of revenue from acquisitions. The fiscal 2015 revenue reduction was primarily related to CSC's commercial sector, and was due to revenues from new business not keeping pace with revenue reductions due to contract completion and termination and contractual price reductions.

The Company's fiscal 2014 revenue decreased $1,197 million as compared to fiscal 2013. This decrease was primarily due to a reduction in organic revenue of $1,188 million and the adverse impact of foreign currency movement of $33 million, partially offset by $24 million of revenue from acquisitions. The fiscal 2014 revenue reduction was due to lower commercial revenue from new contracts as compared to revenue reduction from contract completion and terminations, and also due to the adverse impact of the budget pressures facing the U.S. federal government and the consequent spending reductions and sequestration.

Global Business Services

Fiscal 2015

GBS segment revenue decreased $285 million, or 6.6%, as compared to fiscal 2014. In constant currency, revenue decreased $205 million or 4.7%. The unfavorable foreign currency impact was due to the strengthening of the U.S. dollar against most currencies except the British pound.

The decrease in GBS' revenue of $205 million was mainly due to lower revenue from its consulting and applications offerings. These consulting revenue decreases were primarily due to project completions not fully offset by new business. The consulting revenue was also adversely impacted by the continuing repositioning of the business from a partner-led model to a more industry-focused technology consulting model. The U.K. region, where the repositioning of the consulting business was first initiated had year-over-year revenue increases. In addition, consulting's year-over-year trend was adversely impacted by $36 million of revenue recognized in fiscal 2014 that did not recur in fiscal 2015, as a result of initiation of revenue recognition on a contract where revenue was previously deferred under software accounting rules. The decrease in applications business was due to the contracts winding down or completed not fully replaced by new business. These decreases in GBS revenue were partially offset by $23 million of adverse fiscal 2014 revenue adjustments, within the industry software and solutions (IS&S) group, which did not repeat in fiscal 2015.

During fiscal 2015, GBS had contract awards of $4.7 billion compared to $6.1 billion in fiscal 2014.

Fiscal 2014

GBS segment revenue decreased $523 million, or 10.8%, as compared to fiscal 2013. In constant currency, revenue decreased $522 million, or 10.8%.

GBS revenue was unfavorably impacted by certain fiscal 2013 revenues that did not recur in fiscal 2014. These principally included revenues from the fiscal 2013 divestiture of the Company's Australian information technology staffing business unit (Paxus) of $216 million (see Note 5 to the Consolidated Financial Statements) and $55 million of milestone revenue realized on the U.K. National Health Service (the NHS) contract during the first quarter of fiscal 2013. In addition, fiscal 2014 GBS revenue was adversely impacted by adjustments of $23 million on certain contracts within the IS&S group and net year-over-year adverse revenue adjustments of $19 million on contracts accounted for under the percentage-of-completion method.

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

Global Infrastructure Services

Fiscal 2015

GIS segment revenue decreased $498 million, or 10.9%, as compared to fiscal 2014. In constant currency, revenue decreased $429 million, or 9.4%. The unfavorable foreign currency impact was due to the strengthening of the U.S. dollar against most currencies except the British pound.

The decrease in GIS' revenue of $429 million was primarily a result of reduced revenue of $252 million from contracts that terminated or concluded, lower revenue of $354 million due to price-downs and restructured contracts, and $31 million of lower pass-through revenue. Partially offsetting these decreases was increased revenue of $208 million from new business and net growth on existing contracts, and from the next generation cloud and cyber security offerings.

During fiscal 2015, GIS had contract awards with a total value of $4.1 billion compared to $4.1 billion during fiscal 2014.

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

The decrease in GIS' net internal revenue for fiscal 2014 of $101 million was due to reduced revenue of $97 million from contracts that terminated or concluded and reduced revenue of $171 million due to price-downs and restructured contracts. Partially offsetting these decreases was increased net revenue of $167 million.

During fiscal 2014, GIS had contract awards with a total value of $4.1 billion as compared to $3.2 billion during fiscal 2013.

North American Public Sector

The Company’s NPS Sector segment revenues were derived from the following sources:

	Twelve Months Ended
	April 3, 2015		March 28, 2014		March 29, 2013
Dollars in millions	Amount	Percent Change	Amount	Percent Change	Amount
Department of Defense	$2,177	(9.3)%	$2,401	(15.7)%	$2,848
Civil agencies	1,543	3.1	1,497	(6.4)	1,600
Other (1)	337	67.7	201	(6.1)	214
Total	$4,057	(1.0)%	$4,099	(12.1)%	$4,662

(1)	Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

Fiscal 2015

NPS segment revenue decreased $42 million, or 1.0%, as compared to fiscal 2014. This decline was primarily attributable to Department of Defense (DOD) contracts, partially offset by revenue increase from Civil Agencies (Civil) and Other contracts.

Revenues from DOD decreased $224 million, or 9.3%. These revenue decreases included reduced revenue of $62 million on certain contracts that either had concluded or were winding down, and reduced revenue of $188 million due to a net reduction in tasking on existing contracts. These decreases were partially offset by revenue of $18 million from an acquired entity and $8 million from a new contract.

Revenue from Civil Agencies contracts increased $46 million, or 3.1%. The revenue increase was due to a net increase in tasking of $65 million on existing contracts, and an increase of $51 million on new contracts. These increases were partially offset by lower revenue of $70 million on contracts that had concluded or were winding down.

NPS won contracts of $2.9 billion during fiscal 2015 compared to $4.3 billion during fiscal 2014.

We see positive signs in this year's federal government budget. The budget request for Defense when coupled with the congressional additions in their budget resolutions will likely continue the trend of the last two years to negotiate sequester relief, first for DoD and then a negotiated increase for non-Defense domestic discretionary spending:

•	DoD budget outlays are projected to increase in fiscal 2016 given the large increase in requested base budget funding. Estimated addressable contract obligations will have positive growth.

•	Overall IT spending in DoD is projected to increase by 1.6% in fiscal 2016 to $30.5 billion.

•	The Intelligence Community budget request increased from $62.7 billion in fiscal 2015 to $72 billion fiscal 2016.

•
We are experiencing increased activity to extend the period of performance for our large and most complex IT contracts; seeing increased procurement activity across the federal government; and expect adjudications to increase.

Fiscal 2014

NPS segment revenue for fiscal 2014 decreased $563 million, or 12.1%, as compared to fiscal 2013. This decline was mainly due to decreases on its DOD and Civil contracts of $447 million, or 15.7%, and $103 million, or 6.4%, respectively.

The revenue decreases on DOD contracts comprised of reduced revenue of $169 million on certain contracts that either had concluded or were winding down. Revenue decreases of $345 million were attributable to a net reduction in tasking on existing contracts and were partially offset by net favorable revenue adjustments of $18 million on contracts accounted for under the percentage-of-completion method. These revenue decreases were further offset by increased revenue of $52 million on new contracts.

Revenue decrease on contracts with Civil Agencies was due to a reduction in scope and tasking on existing contracts of $88 million and reduced revenue of $91 million due to programs winding down or ending. These revenue decreases were partially offset by new tasking on existing contracts of $41 million on contracts and net favorable adjustments of $37 million on contracts accounted for under the percentage-of-completion method.

NPS won new contracts of $4.3 billion during fiscal 2014 as compared to $3.2 billion during fiscal 2013.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Twelve Months Ended			Percentage of Revenue
Dollars in millions	April 3, 2015	March 28, 2014	March 29, 2013	2015	2014	2013
Costs of services (excludes depreciation and amortization and restructuring costs)	$9,534	$9,272	$11,293	78.4%	71.4%	79.6%
Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)	1,340	1,220	1,197	11.0	9.4	8.4
Selling, general and administrative - SEC settlement related charges	197	—	—	1.6	—	—
Depreciation and amortization	977	1,018	1,070	8.0	7.8	7.5
Restructuring costs	261	76	264	2.1	0.6	1.9
Interest expense, net	128	131	161	1.1	1.0	1.1
Other expense (income), net	12	18	(25)	0.1	0.1	(0.2)
Total costs	$12,449	$11,735	$13,960	102.3%	90.3%	98.3%

The year-over-year trend of total costs has been impacted by the recognition of pension actuarial (gains) losses, in accordance with the Company's new accounting policy for defined benefit plans (See Note 15 of the Consolidated Financial Statements for further discussion). Total costs for fiscal 2015 increased by $1,041 million as compared to fiscal 2014, and total costs for fiscal 2014 had decreased $556 million as compared to fiscal 2013, due to pension actuarial losses. Excluding the impact of pension actuarial losses and restructuring costs, the total costs as a percentage of revenue for fiscal 2015, 2014, and 2013 were 93.7%, 91.7%, and 94.4%, respectively.

Costs of services include $720 million, $(212) million, and $268 million of pension actuarial losses (gains) for fiscal 2015, 2014, and 2013, respectively. Similarly, selling, general and administrative expenses include $62 million, $(47) million, and $29 million of pension actuarial losses (gains) for fiscal 2015, 2014, and 2013, respectively.

Costs of Services

Fiscal 2015

Costs of services (COS), excluding restructuring charges ($253 million and $70 million, for fiscal 2015 and 2014, respectively), and depreciation and amortization, as a percentage of revenue, increased to 78.4% for fiscal 2015 from 71.4% for fiscal 2014. The increase in the COS ratio is attributable to the year-over-year unfavorable impact of $932 million resulting from recognition of pension and OPEB actuarial losses associated with the Company's defined benefit plans. For fiscal 2015, the Company recognized $720 million of net actuarial losses, compared to $212 million of net actuarial gains in fiscal 2014. Excluding the impact of the pension adjustments described above, the COS ratio for fiscal 2015 was 72.4%, and it decreased 0.6 percentage points from the fiscal 2014 ratio of 73.0%.

The decrease in the COS ratio, was largely due to lower year-over-year headcount resulting from management's restructuring efforts that were directed to align resources to support business needs, and other initiatives to reduce costs. The reduction in the COS ratio due to these activities more than offset the impact of decreased revenues. In addition, the COS ratio benefited from the gain of $53 million on sale of certain intangible assets.

Fiscal 2014

COS, excluding depreciation and amortization and restructuring charges of $70 million and $238 million, for fiscal 2014 and 2013, respectively, as a percentage of revenue decreased to 71.4% for fiscal 2014 from 79.6% for fiscal 2013. Overall, the fiscal 2014 COS ratio for the Company was favorably impacted by lower headcount resulting from management's restructuring efforts that were directed to align resources to support business needs, including the assessment of management span of control and layers. Lower year-over-year total compensation and overall reduced spending also impacted the COS ratio favorably. In addition, the COS ratio was favorably impacted by certain commercial account management previously engaged in the contract delivery activities (which rolled up under COS) in fiscal 2013, being redirected to focus on sales activities in fiscal 2014. The COS ratio also benefited from a year-over-year favorable cost impact of $480 million resulting from changes in pension actuarial gains and losses. Fiscal 2014 had pension actuarial gains of $212 million, as compared to pension actuarial losses of $268 million in fiscal 2013.

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

Selling, General and Administrative

Fiscal 2015

Selling, general and administrative (SG&A) expense, excluding the SEC settlement related charges of $197 million and restructuring charges of $8 million and $6 million for fiscal 2015 and 2014, respectively, as a percentage of revenue, increased to 11.0% for fiscal 2015 from 9.4% for fiscal 2014.

The increase in the fiscal 2015 SG&A ratio was primarily attributable to the year-over-year unfavorable impact of $109 million resulting from recognition of pension and OPEB actuarial losses associated with the Company's defined benefit plans. For fiscal 2015, the Company recognized $62 million of net actuarial losses, compared to $47 million of net actuarial gains in fiscal 2014. The fiscal 2015 SG&A ratio was also unfavorably impacted by $21 million gain recognized in fiscal 2014, resulting from reversal of contingent consideration related to the fiscal 2014 acquisition of ServiceMesh, Inc., which did not repeat in fiscal 2015 (see Note 4 to the Consolidated Financial Statements). Excluding the impact of the pension and OPEB adjustments and the ServiceMesh related gain described above, the SG&A ratio for fiscal 2015 was 10.5% and it increased 0.6% percentage points from the fiscal 2014 ratio of 9.9%.

The higher SG&A ratio for fiscal 2015 was due to lower revenues, increase in bid and proposal spend mainly within GIS and NPS segments, and greater investments in the sales coverage and sales support functions within the GBS and GIS segments. The year-over-year SG&A ratio comparison was also adversely impacted due to redirecting of certain account-

focused executives, who were previously engaged in contract delivery activities and included within COS, to focus on sales activities effective the second quarter of fiscal 2014.

Corporate general and administrative expenses (Corporate G&A) for fiscal 2015 were $242 million, as compared to $263 million for 2014. The decrease in Corporate G&A was due to management's overhead reduction initiatives.

Fiscal 2014

SG&A expense, excluding restructuring charges ($6 million and $26 million for fiscal 2014 and 2013, respectively), as a percentage of revenue, increased to 9.4% for fiscal 2014 from 8.4% for fiscal 2013. The fiscal 2014 increase was primarily due to management's decision to expand market coverage through a larger dedicated global commercial sales force in line with the overall business strategy surrounding next-generation IT services. As per this strategy, certain account-focused executives in the commercial space, who were previously engaged in the contract delivery activities which rolled up under COS in fiscal 2013, were redirected to focus on sales activities in fiscal 2014. In addition, the Company made new investments in its commercial sales force by making incremental hires of sales personnel. In addition, the SG&A ratio increased due to increased investments in the next-generation offerings. Separately, 0.8% points of the increase in the SG&A ratio was due to reduced fiscal 2014 revenues. Partially offsetting these increases was a favorable year-over-year impact of $76 million resulting from changes in pension actuarial gains and losses.

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

Selling, general and administrative - SEC settlement related charges

During the third quarter of fiscal 2015, the Company reached an understanding with the staff of the SEC regarding a settlement of a formal civil investigation by the SEC that commenced on January 28, 2011 and covered a range of matters as previously disclosed, including certain of the Company's prior disclosures and accounting determinations. As part of the Company’s understanding with the staff of the SEC regarding terms of the settlement, the Company agreed to pay a penalty of $190 million and to implement a review of its compliance policies through an independent compliance consultant. The Company recorded pre-tax charges of $197 million for the penalty and related expenses in fiscal 2015.

During the first quarter of fiscal 2016, the agreed-upon settlement with the SEC was formally approved by the SEC and became effective on June 5, 2015 and the Company has agreed, in addition to the payment of the fine and the engagement of the compliance consultant referenced above, to cease and desist from further violations of the anti-fraud, reporting, and books-and-records provisions of the U.S. securities laws. As part of the settlement, the Company has neither admitted nor denied the SEC’s allegations concerning such matters. Further, as part of the settlement, on June 5, 2015, the Company filed its Form 10-K/A in respect of its fiscal year ended March 28, 2014 in order to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and 2010 reflected in the five year financial data table, all as previously set forth in the Company’s originally filed Form 10-K for its 2014 fiscal year. The restatement had no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss), Statements of Cash Flows and Statements of Changes in Equity for fiscal 2013 or fiscal 2014 or on its financial statements for fiscal 2015. See Note 2 to the Consolidated Financial Statements for additional information regarding the settlement of the SEC investigation.

Depreciation and Amortization

Fiscal 2015

Depreciation and amortization (D&A) as a percentage of revenue increased to 8.0% for fiscal 2015 from 7.8% for fiscal 2014, primarily due to decreased revenues.

Fiscal 2014

D&A as a percentage of revenue increased to 7.8% for fiscal 2014 from 7.5% for fiscal 2013, primarily due to decreased revenues.

Restructuring Costs

Total restructuring costs recorded during fiscal 2015, 2014, and 2013 were $261 million, $76 million, and $264 million, respectively. The net amounts recorded included $3 million, $22 million and $22 million, for fiscal 2015, 2014, and 2013 respectively, of pension benefit augmentations that were due to certain employees in accordance with legal or contractual obligations, and which will be paid out over several years as part of normal pension distributions.

The Company initiated restructuring actions during fiscal 2015 (the Fiscal 2015 Plan) to further reduce headcount in order to align resources to support business needs. As part of this plan, the Company took a special restructuring charge of $246 million in the fourth quarter of fiscal 2015 to accelerate the efforts to optimize the workforce in high cost markets, particularly in Europe, address its labor pyramid and right-shore its labor mix.

During fiscal 2013 and continued into fiscal 2014, the Company continued its efforts to reduce costs, and therefore engaged in additional workforce and facilities related restructuring, under a plan that first commenced during the fourth quarter of fiscal 2012 (the Fiscal 2013 Plan). These actions related primarily to reducing headcount in order to align resources to support business needs, including assessment of management span of control and layers, and to further increase the use of lower cost off-shore resources.

See Note 21 to the Consolidated Financial Statements for further discussion.

Interest Expense and Interest Income

Fiscal 2015

There were no significant year-over-year changes in interest expense and interest income. Interest expense for fiscal 2015 was $148 million as compared to $147 million in fiscal 2014. Interest income for fiscal 2015 was $20 million as compared to $16 million in fiscal 2014.

Fiscal 2014

Interest expense of $147 million in fiscal 2014 decreased $36 million compared to fiscal 2013. The lower interest expense was primarily due to lower interest rates on the term notes and credit facility issued during the third quarter of fiscal 2013, replacing the higher rate term notes which were redeemed during the fourth quarter of fiscal 2013. Interest income decreased $6 million to $16 million in fiscal 2014 due to lower cash balances in jurisdictions with higher interest rates.

Other (Income) Expense, Net

The components of other (income) expense, net for fiscal 2015, fiscal 2014, and fiscal 2013 are:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Foreign currency loss (gain)	$11	$15	$17
Other losses (gains)	1	3	(42)
Total	$12	$18	$(25)

Fiscal 2015

The foreign currency loss decreased by $4 million due to favorable movement in exchange rates between the U.S. dollar and the Indian Rupee, which favorably impacted the Company's foreign currency economic hedges.

Fiscal 2014

The foreign currency loss decreased by $2 million due to currency rate movements which favorably impacted the Company's hedging program. Reduction in other gains is primarily due to fiscal 2013 gains on the sale of Paxus that did not recur in fiscal 2014.

Taxes

The Company's effective tax rate (ETR) on (loss) income from continuing operations for fiscal years 2015, 2014, and 2013 was (113.0)%, 30.3%, and (26.4)%, respectively. As a global enterprise, our ETR is affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the U.S., legislation, acquisitions, dispositions, and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 13 to the Consolidated Financial Statements. For the tax impact of discontinued operations, see Note 5 to the Consolidated Financial Statements.

In fiscal year 2015, the ETR was primarily driven by:

•	The impact of the non-deductible SEC settlement of $190 million, which decreased the income tax benefit and the ETR by $73 million, or 26.4%, respectively.

•
Changes in valuation allowances in certain non-U.S. jurisdictions, including a valuation allowance release in the United Kingdom. The total impact of the valuation allowance release increased the income tax benefit and the ETR by $235 million, or 85.2%. There was a net decrease in valuation allowances in fiscal year 2015.

In fiscal year 2014, the ETR was primarily driven by:

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

•	A decrease in the valuation allowance determined on a tax jurisdictional basis due to a shift in the global mix of income which decreased tax expense and the ETR by $58 million and 4.6%, respectively.

•
Local income on investment recoveries in Luxembourg (i) decreased the valuation allowance and the ETR by $91 million and 7.2%, respectively, and (ii) increased the foreign rate differential and ETR by $91 million and by 7.2%, respectively.

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

•
An increase in the valuation allowance determined on a tax jurisdictional basis due to several factors including: (i) a shift in the global mix of income which increased tax expense and the ETR by $76 million and 32.3%, respectively (ii) capital gains from the sale of certain other assets which decreased tax expense and the ETR by $12 million and 4.9%, respectively and (iii) state capital losses and credits not expected to be fully utilized within the carryforward period which increased tax expense and the ETR by $30 million and 12.6%, respectively.

•
Local losses on investment write-downs in Luxembourg (i) increased the valuation allowance and the ETR by $241 million and 102.3%, respectively, and (ii) decreased the foreign rate differential and ETR by $241 million and 102.3%, respectively.

As of April 3, 2015, in accordance with ASC 740, "Income Taxes," the Company’s liability for uncertain tax positions was $241 million, including interest of $38 million, penalties of $9 million, and net of tax attributes of $115 million. During the year ended April 3, 2015, the Company had a net increase in interest of $11 million ($12 million net of tax) and a reduction in accrued penalties of $10 million.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against deferred tax assets of approximately $958 million as of April 3, 2015 due to uncertainties related to the ability to utilize these assets. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies, and recent financial operations. During 2015, there was a partial valuation allowance release in the United Kingdom which increased the income tax benefit by $264 million. The release was the result of objectively verifiable positive evidence related to both sustained earnings and three years of cumulative profits.

The U.K. Finance Act 2015 received Royal Assent and was enacted on March 26, 2015. This legislation includes a new Diverted Profits Tax (“DPT”). The DPT will apply as of April 1, 2015 to profits of multinationals that are considered to have been diverted from the U.K. taxation as defined under the law. If the U.K. determines that profits have been diverted, such profits will be subject to tax at a rate of 25%. The DPT will apply in two situations; (a) where a foreign company has purposefully avoided having a taxable presence in the U.K, or (b) where a group has entered into a tax advantageous structure or transaction that lacks economic substance. Although the intentions of the legislation are to address aggressive tax planning lacking in economic substance, the legislation may have a wider reach as the guidance was drafted very broadly. Given the uncertainties related to its application and how the U.K. will enforce the newly enacted law, it is difficult to determine the impact of the new DPT on our future operating results.

In May 2013, the India Finance Act 2013 introduced a share buyback tax. Additional legislation was passed effective in May 2015 that increased the share buyback tax rate to 23.07% and increased the dividend distribution tax rate to 20.36%, among other changes. The Company uses the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our India operations as these earnings are permanently reinvested. While the Company has no plans to do so, events may occur in the future that could effectively force management to change its intent not to repatriate our India earnings. If the Company changes its intent and repatriates such earnings, a dividend distribution tax or share buyback tax will be incurred. These additional taxes will be recorded as tax expense in the period in which the Company changes its intent.

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

Income from Discontinued Operations

During fiscal 2015, 2014 and 2013, the Company divested certain businesses as a part of its service portfolio optimization initiative to focus on the next-generation technology services. In fiscal 2015, the Company divested a software business within the GBS segment. Fiscal 2014 divestitures included one business divested from within the NPS segment and one business from within the GBS segment. Fiscal 2013 divestitures included three businesses divested from within the GBS segment. All fiscal 2015, 2014 and fiscal 2013 divestitures have been presented separately as discontinued operations in the Consolidated Statement of Operations, and the prior years' results have been recast to reflect the divested businesses.

The fiscal 2015 loss from discontinued operations, net of taxes, was $29 million, and included $18 million of loss on disposition, net of taxes from the sale of the businesses. The fiscal 2014 income from discontinued operations, net of taxes, was $88 million, and included $86 million gain on disposition, net of taxes. The fiscal 2013 income from discontinued operations, net of taxes was $482 million and included $417 million of gain on disposition, net of taxes (see Note 5 to the Consolidated Financial Statements).

Earnings (Loss) Per Share and Share Base

Fiscal 2015

Diluted earnings (loss) per share (EPS) for fiscal 2015 was $(0.05) and decreased $6.33 compared to prior year. EPS from continuing operations decreased $5.55, and EPS from discontinued operations decreased $0.78.

Diluted EPS from continuing operations decreased primarily due to the following items (on pre-tax basis):

•	Year-over-year increase in pension and OPEB actuarial losses of $1,041 million, or $(5.03);

•	SEC settlement and related charges and other of $200 million, or $(1.35); and,

•	Special restructuring charges of $246 million, or $(1.26);

•	Partially offset by tax benefit from reversal of a valuation allowance of $264 million or $1.81.

Decrease in the diluted EPS from discontinued operations resulted primarily from non-recurrence of fiscal 2014 divestitures of NPS ATD division and GBS flood insurance BPO business.

Fiscal 2014

EPS, on a diluted basis, increased $1.39 to $6.28 fiscal 2014. This increase in total diluted EPS was comprised of an increase in EPS from continuing operations of $3.91, partially offset by a decrease in EPS from discontinued operations of $2.52. The $1.39 increase in total EPS included a $0.14 benefit due to decrease in the weighted average shares outstanding.

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

Financial Condition

Cash Flows

Amounts in millions	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net cash from operations	$1,433	$1,560	$1,119
Net cash (used in) provided by investing	(536)	(566)	456
Net cash used in from financing	(1,038)	(599)	(589)
Effect of exchange rate changes on cash and cash equivalents	(204)	(6)	(25)
Net increase (decrease) in cash and cash equivalents	(345)	389	961
Cash and cash equivalents at beginning of year	2,443	2,054	1,093
Cash and cash equivalents at end of year	$2,098	$2,443	$2,054

Operating Cash Flow

Net cash provided by operating activities during fiscal 2015 was $1,433 million, which decreased $127 million as compared to fiscal 2014. This decrease was primarily the result of lower cash receipts from customers due to decreased fiscal 2015 revenues, partially offset by reduced payroll payments due to lower headcount, lower restructuring payments and lower contributions to defined benefit pension and OPEB plans.

Net cash provided by operating activities during fiscal 2014 was $1,560 million, which increased $441 million as compared to fiscal 2013. During fiscal 2013, the Company received a non-recurring cash inflow of $185 million associated with the NHS contract. Excluding the impact of NHS, net cash provided by operating activities increased $626 million. This increase in net operating cash flow was primarily attributable to $660 million lower pension contributions, $92 million of lower tax payments, $46 million of lower interest payments, lower vendor payments due to cost reductions and lower payroll payments due to reduced headcount. These increases to cash flow were partially offset by lower year-over-year collections from customers.

Investing Cash Flow

Net cash used in investing activities during fiscal 2015 of $536 million decreased $30 million compared to fiscal 2014. The decrease in cash used for investing activities was primarily as a result of $117 million of higher proceeds from sale of contract assets to customers upon contract termination, and $40 million of lower cash outflow for capital expenditures. These cash inflows were partially offset by a net increase of $120 million in cash used for business acquisitions and divestitures. The $120 million consists of lower cash inflows of $261 million from business divestitures, offset by $141 million of lower cash outflows for business acquisitions (see Notes 4 and 5 to the Consolidated Financial Statements).

Net cash used in investing activities during fiscal 2014 of $566 million increased $1,022 million compared to fiscal 2013. The increase is primarily due to lower proceeds from business divestitures and higher payments for business acquisitions.
During fiscal 2014, the Company received an aggregate of $248 million, mostly from the divestitures of its Applied Technology Division and flood-insurance-related business process outsourcing business, compared with $1,108 million net proceeds received from the sale of its credit services business, its Italian consulting and system integration business and its Australian information technology staffing business unit during fiscal 2013. Also, during fiscal 2014, the Company paid an aggregate of $190 million to acquire InfoChimps, Inc. and ServiceMesh, Inc., while during the same period in fiscal 2013, the Company paid $34 million to purchase a privately held entity (see Notes 4 and 5 to the Consolidated Financial Statements).

Financing Cash Flow

Net cash used in in financing activities during fiscal 2015 was $1,038 million, an increase of $439 million from fiscal 2014. The increase was primarily due to $321 million of higher share repurchases, and $221 million lower net proceeds from borrowings, partially offset by $98 million of contingent consideration paid in fiscal 2014 related to the Company's acquisition of ServiceMesh Inc., which did not recur in fiscal 2015 (see Note 4 of the Consolidated Financial Statements). The lower net proceeds from borrowings consists of $439 million of reduced borrowings offset by $218 million of lower principal repayments on borrowings.

Net cash used in financing activities during fiscal 2014 was $599 million, an increase of $10 million from fiscal 2013. The increase was primarily due to an increase in cash payments for share repurchases of $238 million and payment of $98 million for the settlement of the contingent consideration related to the Company's acquisition of ServiceMesh, Inc., partially offset by higher net proceeds from borrowings of $149 million, and higher proceeds from stock option exercises of $159 million. The higher net proceeds from borrowings comprised lower repayments on borrowings of $915 million partially offset by lower proceeds from the issuance of new long-term debt of $766 million.

Effect of exchange rate changes on cash and cash equivalents

In fiscal 2015, the U.S. dollar strengthened against most of the major world currencies resulting in a $204 million adverse effect on cash and cash equivalents. Comparatively, in fiscal 2014 and fiscal 2013, there was $6 million and $25 million of adverse impact of exchange rate changes on cash and cash equivalents, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $2.1 billion and $2.4 billion at April 3, 2015 and March 28, 2014, respectively. Of the total cash at April 3, 2015, $1.2 billion was held outside of the U.S. as compared to $1.0 billion at March 28, 2014. It is generally management's intent to permanently reinvest earnings of its foreign operations. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes. The Company has no current plans and does not anticipate repatriating cash to the U.S. as taxable dividends. The Company is currently considering transactions which would enable it to repatriate some of the cash to the U.S. through settlement of inter-company loans or return of capital distributions in a tax efficient manner. The cash held outside of the U.S. can also be used to fund acquisitions, such as the fiscal 2012 acquisitions of iSOFT and AppLabs.

At the end of fiscal 2015, CSC’s ratio of net debt-to-total capitalization was 10.2%, an increase from 6.5% at the end of fiscal 2014. The increase in the ratio was primarily the result of an increase in net debt, due to the decrease in cash and cash equivalents, and a decrease in equity primarily due to the fiscal 2015 share repurchases and the net loss driven largely by pension actuarial losses. The following table summarizes the Company’s capitalization ratios as of fiscal year end 2015 and 2014:

Amount in millions	April 3, 2015	March 28, 2014
Total debt	$2,669	$2,888
Cash and cash equivalents	2,098	2,443
Net debt	$571	$445

Total debt	$2,669	$2,888
Equity	2,949	3,944
Total capitalization	$5,618	$6,832

Debt-to-total capitalization	47.5%	42.3%
Net debt-to-total capitalization	10.2%	6.5%
At April 3, 2015, the Company had $904 million of short-term borrowings and current maturities of long-term debt, and $1,765 million of long-term debt. There were no borrowings outstanding against the Company's $2.5 billion committed revolving credit facility and the CSC Finance Co. LLC's (CSC Finco) $250 million Lease Credit Facility (see Note 14 to the Consolidated Financial Statements).

During the second quarter of fiscal 2015, CSC modified its existing $2.5 billion credit facility agreement by extending the maturity date from January 15, 2019 to January 15, 2020. Also, the Company extended the maturity date of its £250 million ($371 million) note payable from December 19, 2014 to January 19, 2016, effective December 19, 2014. The Company was in compliance with all financial covenants applicable to the credit facility agreement and note payable as April 3, 2015 and March 28, 2014.

During the first quarter of fiscal 2015, CSC Asset Funding I LLC, which is a special purpose subsidiary of CSC Finance Co. LLC (CSC Finco) which is a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution on behalf of a syndicate of banks which provides for a $250 million committed Lease Credit Facility (Leasing Facility) to finance CSC Finco's capital expenditures of IT equipment and associated software in support of IT services provided to the Company's customers. The draw down availability period for the Leasing Facility is eighteen months, and once drawn, converts into individual term notes of variable terms up to sixty months therefrom, depending on the nature of the underlying equipment being financed. There were no borrowings outstanding under the Leasing Facility as of April 3, 2015. CSC Finco was in compliance with all financial covenants under the Leasing Facility as of April 3, 2015.

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

During fiscal 2015, the Company repurchased 11,715,551 shares for a total consideration of $736 million, at a weighted average price of $62.83. These repurchases were made through open market purchases as well as through accelerated share repurchase arrangements (ASRs). As a part of an ASR arrangement entered into during the fourth quarter of fiscal 2015, the Company received an initial delivery of shares, and may either receive additional shares or may be required to return a number of shares, based on the trading prices of the Company’s stock over the defined trading execution period under the agreement. In addition, this ASR arrangement has a $100 million prepaid contingent delivery provision, which requires the financial institution to deliver additional shares if the Company's stock price is below a predetermined price, on certain predetermined dates. However, in the event the Company's stock price exceeds the predetermined price, the prepaid amounts would be returned to the Company as cash or shares at the Company's option. The final settlement under this ASR agreement is expected to occur during the third quarter of fiscal 2016 (see Note 16 of the Consolidated Financial Statements).

Liquidity Risk

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its revolving credit facility. As of April 3, 2015, the Company’s total liquidity was $4.6 billion, consisting of $2.1 billion of cash and cash equivalents and the full $2.5 billion available under the Company's revolving credit facility. In addition, the Company had access to CSC Finco's undrawn $250 million Leasing Facility at CSC Finco to fund capital expenditures. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and available borrowings under the Company's undrawn credit facilities and CSC Finco's Leasing Facility. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to obtain debt financing on acceptable terms in the future.

As noted above, the Company holds $1.2 billion of cash outside of the U.S. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes.

The Company's exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon the Company's performance as well as customer acceptance. Continuing uncertainty in global economic conditions may also affect the Company's business as customers and suppliers may decide to downsize, defer or cancel contracts which could negatively affect operating cash flow.

On March 6, 2015, Fitch took a rating action by revising the outlook from "positive" to "stable" with no change to the underlying rating. Moody's and S&P did not take ratings actions during fiscal 2015. The most recent ratings and outlooks issued by Moody's, S&P and Fitch are described in the table below:

Rating Agency	Rating	Outlook	Short Term Ratings *
Fitch	BBB	Stable	-
Moody's	Baa2	Stable	-
S&P	BBB+	Stable	-

* The Company elected to suspend its commercial paper program; as a result, the rating agencies withdrew their short-term ratings (S&P's rating was withdrawn on April 14, 2014). The company believes that it can re-activate its commercial paper program at any time it is needed.

Subsequent to the May 19, 2015 announcement of the proposed Separation, all three credit rating agencies took ratings action. Fitch Ratings formally reaffirmed its existing credit ratings of BBB with "Stable" outlook. S&P put the Company's credit ratings on "Credit Watch" but stated its expectations to reaffirm S&P's ratings of BBB+ with "Stable" outlook. Moody's put the Company's ratings of Baa2 and "Stable" under "credit review" and that its expectations were to either reaffirm Moody's existing Baa2 rating or a one-notch downgrade to Baa3, both of which are investment grade credit ratings.

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, CSC is not able to predict whether its current credit ratings will remain as disclosed above. Factors that can affect the Company's credit ratings include changes in its operating performance, its financial position, the outcome of ongoing litigation as well as regulatory action, and changes in its business strategy. If further changes in the Company's credit ratings were to occur, they could impact, among other things, its future borrowing costs and access to capital markets.

Off Balance Sheet Arrangements

As of April 3, 2015, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations
The following table summarizes the expiration of the surety bonds and letters of credit associated with the Company’s performance guarantees and expiration of the stand-by letters of credit used in lieu of cash, outstanding as of April 3, 2015 (see Note 22 of the Consolidated Financial Statements):

(Amounts in millions)	Fiscal 2016	Fiscal 2017	Fiscal 2018 & thereafter	Total
Surety bonds	$28	$—	$—	$28
Letters of credit	47	2	32	81
Stand-by letters of credit	39	—	3	42
Total	$114	$2	$35	$151

The following table summarizes the Company’s future payments, excluding the effects of time value, on contractual obligations by period as of April 3, 2015:

(Amounts in millions)	1 year or less	1-3 years	3-5 years	More than 5 years	Total
Debt (1)	$766	$1,038	$—	$512	$2,316
Interest and preferred dividend payments (2) (3)	91	170	44	56	361
Capitalized lease liabilities	174	169	76	103	522
Operating leases	160	199	85	25	469
Minimum purchase obligations	331	486	16	7	840
Total	$1,522	$2,062	$221	$703	$4,508
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

Regarding minimum purchase obligations included above, the Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing, committed service levels and terms for services necessary for the operation of business activities. The Company is contractually committed to purchase specified service minimums over remaining periods ranging generally from one to six years. If the Company does not meet the specified service minimums, the Company may have an obligation to pay the service provider a portion or the entire shortfall.

During fiscal 2016, the Company expects to make contributions of approximately $54 million to pension and $2 million to postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2016 because it is not possible to predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. During fiscal 2015, pension and other pension benefits contributions amounted to $55 million, a decrease of $39 million from $94 million in fiscal 2014. Refer to the Critical Accounting Estimates section later in this MD&A and to Note 15 to the Consolidated Financial Statements for further discussion.

Dividends

During fiscal 2015, quarterly dividends declared aggregated to $0.92 per share or $131 million. Of the total dividends declared, $32 million was declared but unpaid at April 3, 2015, and was paid on April 24, 2015. Dividends paid during fiscal 2015 were approximately $128 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Board of Directors. On May 19, 2015, the Company's Board of Directors declared a regular quarterly dividend of $0.23 per share.

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

Percentage-of-completion method

Certain software development projects, all long-term construction-type contracts, and certain contracts with the U.S. federal government require the use of estimates at completion in the application of the percentage-of-completion accounting method, whereby the determination of revenues and costs on a contract through its completion can require significant judgment and estimation. Under this method, and subject to the effects of changes in estimates, we recognize revenue using an estimated margin at completion as contract milestones or other input or output-based measures are achieved. This can result in costs being deferred as work in process until contractual billing milestones are achieved. Alternatively, this can result in revenue recognized in advance of billing milestones if output-based or input-based measures are achieved. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 17% of the Company's revenues.

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

Multiple-element arrangements

Many of our contracts call for us to provide a range of services or elements to our customers, which may include any combination of services, products or both. As a result, significant judgment may be required to determine the appropriate accounting, including whether the elements specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the total estimated revenue should be allocated among the elements and when to recognize revenue for each element. Allocation of total contract consideration to each element requires estimating the fair value or selling price of each element based on vendor specific objective evidence (VSOE), third party evidence (TPE) or management's best estimate of selling price (BESP) for the deliverables when VSOE or TPE are not available. VSOE is established for an element based on the price charged when the element is sold separately. TPE is established by considering our competitors' prices for comparable product and service offerings in the market in which we operate. When we conclude that comparable products or services are sold by competitors to similarly situated customers, we consult available information sources to arrive at TPE such as published list prices, quoted market prices, and industry reports. We establish BESP consistent with our existing pricing practices involving a cost-plus-reasonable-margin methodology as well as comparison of the margins to those realized on recent contracts for similar products or services in that market. Once the total estimated revenue has been allocated to the various contract elements, revenue for each element is recognized based on the relevant revenue recognition method for the services performed or elements delivered if the revenue recognition criteria have been met. Estimates of total revenue at contract inception often differ materially from actual revenue due to volume differences, changes in technology or other factors which may not be foreseen at inception.

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

Capitalization of outsourcing contract costs

Certain costs incurred upon initiation of an outsourcing contract are deferred and amortized over the contract life. These costs consist of contract acquisition and transition/set-up costs, costs associated with installation of systems and processes, and amounts paid to customers in excess of the fair market value of assets acquired (i.e., contract premiums). Finance staff, working with program management, reviews costs to determine appropriateness for deferral in accordance with the relevant accounting guidance.

Key estimates and assumptions that we must make include assessing the fair value of assets acquired from a customer in order to calculate the contract premium and projecting future cash flows in order to assess the recoverability of deferred costs. We utilize the experience and knowledge of our professional staff in program management, operations, procurement and finance areas, as well as third parties on occasion, to determine the fair values of assets acquired. To assess recoverability, undiscounted estimated cash flows of the contract are projected over its remaining life and compared to the carrying amount of contract related assets, including the unamortized deferred cost balance. Such estimates require judgment and assumptions, which are based upon the professional knowledge and experience of our personnel. Key factors that are considered in estimating the undiscounted cash flows include projected labor costs and productivity efficiencies. A significant change in an estimate or assumption on one or more contracts could have a material effect on our results of operations. Amortization of contract premiums is recorded as a reduction of revenue.

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

Assumptions related to acquisition-method accounting, acquired intangible assets and goodwill

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

Assumptions to determine retirement benefits costs and liabilities

Effective the first quarter of fiscal 2015, CSC changed its accounting policy for measurement and recognition of actuarial gains and losses and settlements for its defined benefit pension and other post-retirement benefit plans and the calculation of expected return on pension plan assets. Under the new policy, actuarial gains and losses are recognized in earnings at the time of plan remeasurement, typically annually during the fourth quarter, rather than amortized over time (see Note 3 to the Consolidated Financial Statements).

The computation of CSC's pension and other post-retirement benefit costs and obligations is dependent on various actuarial assumptions. Two of the most significant assumptions are the expected long-term rate of return on plan assets and discount rates.

The assumption for the expected long-term rate of return on plan assets is selected by taking into account the asset mix of the plan and other factors. Under its new accounting policy, CSC uses fair value rather than the market-related value of plan assets. The weighted-average of the expected long-term rate of return, for all pension plans, on plan assets utilized for the fiscal 2015 and 2014 pension plan valuations was 7.1% and 6.7%, respectively (see Note 15 to the Consolidated Financial Statements). Holding all other assumptions constant, a one-half percentage increase in the assumed rates of return on plan assets would have increased the fiscal 2015 net periodic pension benefit, excluding mark-to-market (MTM), settlement and contractual termination charges, by approximately $29 million, and increased the fiscal 2015 MTM, settlement, and contractual termination charges by $28 million. Similarly, a one-half percentage decrease would have decreased the fiscal 2015 net periodic pension benefit, excluding MTM benefit, by approximately $29 million, and decreased the MTM, settlement, and contractual termination charges by $28 million.

The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for our pension and postretirement plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2015 net periodic pension cost was 4.4% compared to 4.3% used for fiscal 2014. Holding all other assumptions constant, a one-half percent increase in the assumed discount rates would have decreased the fiscal 2015 net periodic pension benefit, excluding MTM, settlement and contractual termination charges, by approximately $7 million, and increased the fiscal 2015 MTM, settlement and contractual termination charges by approximately $65 million. Similarly, a one-half percentage decrease in discount rates would have increased the fiscal 2015 net periodic pension benefit, excluding MTM, settlement and contractual termination charges, by approximately $11 million, and decreased the fiscal 2015 MTM, settlement and contractual termination charges by approximately $53 million.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

The Company utilizes fixed-rate long-term debt obligations and other borrowings subject to market risk from changes in interest rates.

Pursuant to its interest rate and risk management strategy, during fiscal 2014, CSC entered into multiple interest rate swap transactions to hedge the fair value of $275 million of its 4.45% term notes, due 2022, which effectively converted the debt into floating interest rate debt. For accounting purposes, these interest rate swap transactions were designated as fair value hedges and qualified for the short-cut method of hedge accounting, as defined under ASC 815 "Derivatives and Hedging." At April 3, 2015, the fair value of these derivatives was an asset of $18 million, and is included in the other assets line on the Company's Consolidated Balance Sheet (see Notes 9 and 14 of the Consolidated Financial Statements).

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

The Company has policies and procedures to manage the exposure to fluctuations in foreign currency by using short-term foreign currency forward and option contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency forward and option contracts are not designated as hedges and changes in their fair value are reported in current period earnings within the other (income) expense line of the Consolidated Statements of Operations.

The Company also uses foreign currency forward contracts to reduce foreign currency exchange rate risk related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. For accounting purposes these foreign currency forward contracts are designated as cash flow hedges with critical terms match with the hedged items; therefore, the changes in fair value of these forward contracts are recorded in accumulated Other Comprehensive Income and subsequently classified into earnings in the period during which the hedged transactions are recognized in earnings. CSC does not use derivatives tor trading or speculative purposes.

During fiscal 2015, 39.6% of the Company’s revenue was generated outside of the U.S. The Company uses a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue and earnings. For the year ended April 3, 2015, a hypothetical 10% increase in the value of the U.S. dollar against all currencies would have impacted revenue by approximately 4%, or $482 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase revenue by 4%, or $482 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by approximately $33 million for the year ended April 3, 2015. This amount would be offset, in part, from the impacts of local income taxes and local currency interest expense.

As of April 3, 2015, the Company had approximately $1.2 billion of cash and cash equivalents outside of the U.S. The Company had no borrowings outstanding under committed lines of credit with foreign banks as of April 3, 2015 and March 28, 2014.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of April 3, 2015 and March 28, 2014	52
Consolidated Statements of Operations for the Twelve Months Ended April 3, 2015, March 28, 2014, and March 29, 2013	53
Consolidated Statements of Comprehensive (Loss) Income for the Twelve Months Ended April 3, 2015, March 28, 2014, and March 29, 2013	54
Consolidated Statements of Cash Flows for the Twelve Months Ended April 3, 2015, March 28, 2014, and March 29, 2013	55
Consolidated Statements of Changes in Equity for the Twelve Months Ended April 3, 2015, March 28, 2014, and March 29, 2013	56

Notes to Consolidated Financial Statements
Note 1–Summary of Significant Accounting Policies	57
Note 2–Settlement of SEC Investigation	67
Note 3–Defined Pension Benefit Plan Accounting Methodology	68
Note 4–Acquisitions	70
Note 5-Divestitures	72
Note 6-Earnings Per Share	75
Note 7–Receivables	75
Note 8–Fair Value	76
Note 9–Derivative Instruments	78
Note 10-Property and Equipment	80
Note 11–Intangible Assets	80
Note 12–Goodwill	82
Note 13–Income Taxes	83
Note 14–Debt	89
Note 15–Pension and Other Benefit Plans	90
Note 16–Stockholders' Equity	105
Note 17–Stock Incentive Plans	108
Note 18-Cash Flows	112
Note 19–Other Income/Expense	113
Note 20–Segment and Geographic Information	113
Note 21-Restructuring Costs	115
Note 22–Commitments and Contingencies	118
Note 23–Subsequent Events	121

Selected Quarterly Financial Data (Unaudited)	123

Schedule

Schedule II, Valuation and Qualifying Accounts for the years ended April 3, 2015, March 28, 2014, and March 29, 2013	125

Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Computer Sciences Corporation
Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and subsidiaries (the "Company") as of April 3, 2015 and March 28, 2014, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and changes in equity for each of the three fiscal years in the period ended April 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and subsidiaries as of April 3, 2015 and March 28, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 3, 2015, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 8, 2015

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Amounts in millions)	April 3, 2015	March 28, 2014

Current assets:
Cash and cash equivalents	$2,098	$2,443
Receivables, net of allowance for doubtful accounts of $41 (fiscal 2015) and $48 (fiscal 2014)	2,369	2,759
Prepaid expenses and other current assets	438	426
Total current assets	4,905	5,628
Intangible and other assets:
Software, net of accumulated amortization of $1,642 (fiscal 2015) and $1,680 (fiscal 2014)	751	650
Outsourcing contract costs, net of accumulated amortization of $476 (fiscal 2015) and $1,038 (fiscal 2014)	326	427
Goodwill	1,671	1,667
Other assets	965	986
Total intangible and other assets	3,713	3,730
Property and equipment, net of accumulated depreciation of $3,461 (fiscal 2015) and $3,620 (fiscal 2014)	1,583	2,031
Total Assets	$10,201	$11,389

Current liabilities:
Short-term debt and current maturities of long-term debt	$904	$681
Accounts payable	422	394
Accrued payroll and related costs	356	592
Accrued expenses and other current liabilities	1,239	1,094
Deferred revenue and advance contract payments	618	624
Income taxes payable and deferred income taxes	62	77
Total current liabilities	3,601	3,462

Long-term debt, net of current maturities	1,765	2,207
Income tax liabilities and deferred income taxes	412	557
Other long-term liabilities	1,474	1,219
Commitments and contingencies
CSC stockholders’ equity:
Preferred stock, par value $1 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, par value $1 per share; authorized 750,000,000; issued 148,373,736 (fiscal 2015) and 154,720,451 (fiscal 2014)	148	155
Additional paid-in capital	2,286	2,304
Earnings retained for use in business	912	1,592
Accumulated other comprehensive loss	21	279
Less: common stock in treasury, at cost, 9,600,396 (fiscal 2015) and 9,149,009 (fiscal 2014)	(446)	(418)
Total CSC stockholders’ equity	2,921	3,912
Noncontrolling interest in subsidiaries	28	32
Total Equity	2,949	3,944
Total Liabilities and Equity	$10,201	$11,389

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(Amounts in millions, except per-share amounts)	April 3, 2015	March 28, 2014	March 29, 2013

Revenues	$12,173	$12,998	$14,195

Costs of services (excludes depreciation and amortization and restructuring costs)	9,534	9,272	11,293
Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)	1,340	1,220	1,197
Selling, general and administrative - SEC settlement related charges	197	—	—
Depreciation and amortization	977	1,018	1,070
Restructuring costs	261	76	264
Interest expense	148	147	183
Interest income	(20)	(16)	(22)
Other expense (income), net	12	18	(25)
Total costs and expenses	12,449	11,735	13,960

(Loss) income from continuing operations, before taxes	(276)	1,263	235
Income tax (benefit) expense	(312)	383	(62)
Income from continuing operations	36	880	297
(Loss) income from discontinued operations, net of taxes	(29)	88	482
Net income	7	968	779
Less: net income attributable to noncontrolling interest, net of tax	15	21	19
Net (loss) income attributable to CSC common stockholders	$(8)	$947	$760

Earnings (loss) per common share
Basic:
Continuing operations	$0.15	$5.81	$1.80
Discontinued operations	(0.21)	0.60	3.12
	$(0.06)	$6.41	$4.92
Diluted:
Continuing operations	$0.15	$5.70	$1.79
Discontinued operations	(0.20)	0.58	3.10
	$(0.05)	$6.28	$4.89

Cash dividend per common share	$0.92	$0.80	$0.80

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013

Net income	$7	$968	$779

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (expense) benefit of $(3), $(2), and $12 in fiscal 2015, 2014, and 2013	(310)	(81)	(92)
Foreign currency forward contracts, net of tax expense of $0 in fiscal 2015, 2014, and 2013)	(2)	—	—
Pension and other postretirement benefit plans, net of tax:
Prior service credit, net of tax (expense) benefit of $(37), $0, and $(8) in fiscal 2015, 2014, and 2013	57	265	19
Amortization of transition obligation, net of tax expense of $0 for fiscal 2015, 2014, and 2013	1	1	1
Amortization of prior service cost, net of tax benefit of $7, $1, and $1 in fiscal 2015, 2014, and 2013	(16)	(4)	—
Foreign currency exchange (loss) gain, net of tax benefit (expense) of $0, $0, and $(8) in fiscal 2015, 2014, and 2013	—	2	(8)
Pension and other postretirement benefit plans, net of tax	42	264	12
Other comprehensive (loss) income, net of taxes	(270)	183	(80)

Comprehensive (loss) income	(263)	1,151	699
Less: comprehensive income attributable to noncontrolling interest	15	30	19
Comprehensive (loss) income attributable to CSC common stockholders	$(278)	$1,121	$680

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net income	$7	$968	$779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	977	1,018	1,070
Pension & OPEB actuarial & settlement losses (gains)	782	(259)	297
Stock-based compensation	68	73	49
Deferred taxes	(449)	169	99
Gain on dispositions	(22)	(85)	(797)
Provision for losses on accounts receivable	2	4	18
Excess tax benefit from stock based compensation	(18)	(8)	(3)
Unrealized foreign currency exchange gain	(4)	(29)	(37)
Impairment losses and contract write-offs	—	3	9
Cash surrender value in excess of premiums paid	(9)	(8)	(10)
Other non-cash charges, net	39	55	64
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	237	168	55
(Increase) decrease in prepaid expenses and other current assets	(36)	(40)	22
Decrease in accounts payable and accrued expenses	(335)	(549)	(766)
Increase in accrual for SEC settlement related charges	190	—	—
(Decrease) increase in income taxes payable and income tax liability	(23)	119	40
Increase in advanced contract payments and deferred revenue	11	2	270
Other operating activities, net	16	(41)	(40)
Net cash provided by operating activities	1,433	1,560	1,119

Cash flows from investing activities:
Purchases of property and equipment	(381)	(420)	(395)
Payments for outsourcing contract costs	(68)	(71)	(115)
Software purchased and developed	(199)	(197)	(162)
Payments for acquisitions, net of cash acquired	(49)	(190)	(34)
Proceeds from business dispositions	(13)	248	1,108
Proceeds from sale of assets	155	38	32
Other investing activities, net	19	26	22
Net cash (used in) provided by investing activities	(536)	(566)	456

Cash flows from financing activities:
Borrowings under lines of credit and short-term debt	—	439	128
Repayment of borrowings under lines of credit	(32)	—	(169)
Borrowing on long-term debt, net of discount	—	—	1,077
Principal payments on long-term debt	(242)	(492)	(1,238)
Proceeds from stock options and other common stock transactions	196	214	55
Excess tax benefit from stock based compensation	18	8	3
Repurchase of common stock and advance payment for accelerated share repurchase	(842)	(521)	(283)
Dividend payments	(128)	(119)	(124)
Payment of contingent consideration	—	(98)	—
Other financing activities, net	(8)	(30)	(38)
Net cash used in financing activities	(1,038)	(599)	(589)
Effect of exchange rate changes on cash and cash equivalents	(204)	(6)	(25)
Net (decrease) increase in cash and cash equivalents	(345)	389	961
Cash and cash equivalents at beginning of year	2,443	2,054	1,093
Cash and cash equivalents at end of year	$2,098	$2,443	$2,054
(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 30, 2012	163,720	$164	$2,168	$668	$188	$(390)	$2,798	$36	$2,834
Net income				760			760	19	779
Other comprehensive loss					(80)		(80)		(80)
Stock-based compensation expense			48				48		48
Acquisition of treasury stock						(11)	(11)		(11)
Share repurchase program	(6,708)	(7)	(94)	(204)			(305)		(305)
Stock option exercises and other common stock transactions	1,972	2	45				47		47
Cash dividends declared				(123)			(123)		(123)
Noncontrolling interest distributions and other							—	(29)	(29)
Balance at March 29, 2013	158,984	$159	$2,167	$1,101	$108	$(401)	$3,134	$26	$3,160
Net income				947			947	21	968
Other comprehensive income					183		183		183
Stock-based compensation expense			71				71		71
Acquisition of treasury stock						(17)	(17)		(17)
Share repurchase program	(9,773)	(10)	(145)	(350)			(505)		(505)
Stock option exercises and other common stock transactions	5,510	6	211				217		217
Cash dividends declared				(118)			(118)		(118)
Adjustments from business disposition							—	9	9
Noncontrolling interest distributions and other				12	(12)		—	(24)	(24)
Balance at March 28, 2014	154,721	$155	$2,304	$1,592	$279	$(418)	$3,912	$32	$3,944
Net (loss) income				(8)			(8)	15	7
Other comprehensive loss					(270)		(270)		(270)
Stock-based compensation expense			67				67		67
Acquisition of treasury stock						(28)	(28)		(28)
Share repurchase program	(11,716)	(12)	(295)	(529)			(836)		(836)
Stock option exercises and other common stock transactions	5,369	5	210				215		215
Cash dividends declared				(131)			(131)		(131)
Noncontrolling interest distributions and other				(12)	12		—	(19)	(19)
Balance at April 3, 2015	148,374	$148	$2,286	$912	$21	$(446)	$2,921	$28	$2,949

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

Effective fiscal 2015, the Company changed its inter-company accounting policy. Previously, inter-company transactions between segments were generally reflected as inter-company revenue. Under the new policy, inter-company transactions are now generally treated as cost transfers. The new inter-company policy has been applied retrospectively, adjusting the segment results for all prior periods (see Note 20).

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's income (loss) from continuing operations, before taxes and noncontrolling interests, and diluted earnings per share (EPS) from continuing operations included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method for the fiscal years presented:

	Twelve Months Ended
(Amounts in millions), except per share data	April 3, 2015	March 28, 2014	March 29, 2013
Gross favorable	$112	$125	$142
Gross unfavorable	(40)	(50)	(122)
Total net adjustments, before taxes and noncontrolling interests (1)	$72	$75	$20

Impact on diluted EPS from continuing operations	$0.29	$0.31	$(0.10)

(1)	Quarterly changes in estimated profitability on the same fixed price contract are disclosed gross as either favorable or unfavorable.

Revenue Recognition

The Company's primary service offerings are information technology (IT) outsourcing, other professional services, or a combination thereof. Revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured. For non-software arrangements that include multiple-elements, revenue recognition involves the identification of separate units of accounting after consideration of combining and/or segmenting contracts and allocation of the arrangement consideration to the units of accounting on the basis of their relative selling price. Revenue under such contracts is recognized based upon the levels of services delivered in the periods in which they are provided. Upfront fees billed for the contract set-up include configuring hardware to new service levels, consolidating and migrating customer architecture from physical to virtual servers, and establishing disaster recoverability capability. These activities do not qualify as separate units of accounting, and the related revenues are deferred until service commencement and recognized ratably over the period of performance during the period in which CSC provides the related service, which is typically the life of the contract. Costs are expensed as incurred, except for direct and incremental set-up costs that are capitalized and amortized on a straight-line basis over the life of the contract (see Outsourcing Contract Costs below). See the section below regarding software transactions that include multiple elements.

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

Under the percentage-of-completion method, progress towards completion is measured based on either achievement of specified contract milestones, costs incurred as a proportion of estimated total costs, or other measures of progress when available. Profit in a given period is reported at the estimated profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables, the deferral of costs as work in process, or deferral of profit

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on these contracts. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 16.5% of the Company's revenues for fiscal 2015. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses at completion, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized.

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

Depreciation and Amortization

The Company’s depreciation and amortization policies are as follows:

Property and Equipment:
Buildings	Up to 40 years
Computers and related equipment	3 to 5 years
Furniture and other equipment	2 to 15 years
Leasehold improvements	Shorter of lease term or useful life

Software	2 to 7 years
Outsourcing contract costs	Contract life, excluding option years
Customer related intangibles	Expected customer service life
Acquired contract related intangibles	Contract life and first contract renewal, where applicable

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

Termination Benefits

Termination benefits, offered to employees in connection with workforce reductions, are considered part of an ongoing benefit arrangement and are accounted for in accordance with ASC Topic 712, “Compensation — Non-retirement Post-employment Benefits.” Consequently, such benefits are recorded when payment of the benefits is probable and can be reasonably estimated.

Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement benefits, life insurance benefits, deferred compensation, and other plans. Most of CSC's pension liabilities are frozen to new accruals. All plans are accounted for

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

useful life of the software. Internal-use software assets are evaluated for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Outsourcing Contract Costs

Costs on outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract premiums and transition/set-up costs. Examples of such capitalized costs include labor and related fringe benefits, subcontractor costs, travel costs, and premiums on property and equipment purchases.

Contract premiums are amounts paid to customers in excess of the fair value of assets acquired. Fixed assets acquired in connection with outsourcing contracts are capitalized at fair value and depreciated consistent with the depreciation and amortization policy described above. Contract premiums paid are capitalized as outsourcing contract costs and amortized over the contract life. The amortization of contract premiums is accounted for as a reduction in revenue.

Transition/set-up costs are primarily associated with assuming control over customer IT operations and transforming them in line with contract specifications and are amortized over the contract life.

In the event indications exist that an outsourcing contract cost balance related to a particular contract may be impaired, the remaining estimated undiscounted cash flows of the contract are compared to the associated long-lived asset group including the unamortized outsourcing contract cost balance. If the remaining estimated undiscounted cash flows are not adequate to recover the unamortized cost balance of the asset group, a detailed evaluation is performed and, based on the fair value of the long-lived assets group, any unrecoverable balance is recognized as impairment in the period. Examples of such indicators include situations when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the original bid model or subsequent annual budgets.

In the event of an early termination of an outsourcing contract, the Company and the customer, pursuant to certain contractual provisions, engage in discussions to determine the recovery of unamortized contract costs, lost profits, transfer of personnel, rights to implemented systems and processes, as well as other matters.

Stock-Based Compensation

The Company provides different forms of stock-based compensation to its employees and non-employee directors. This includes stock options and restricted stock units (RSUs), including performance-based restricted stock units (PSUs). The fair value of the awards is determined on the grant date, based on the Company's closing stock price. For awards settled in shares, the Company recognizes compensation expense based on the grant-date fair value net of estimated forfeitures over the vesting period. For awards settled in cash, the Company recognizes compensation expense based on the fair value at each reporting date net of estimated forfeitures.

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted. The expected term is calculated based on the Company’s historical experience with respect to its stock plan activity in combination with an estimate of when vested and unexercised option shares will be exercised. The expected term of options is based on the two separate job tier classifications, which have distinct historical exercise behavior. The risk-free interest rate is based on the zero-coupon interest rate of U.S. government issued Treasury strips with a period commensurate with the expected term of the options. Expected volatility is based on a blended approach, which uses a 2/3 weighting for historical volatility and 1/3 weighting for implied volatility. The Company’s historical volatility calculation is based on either the Company’s six-year or seven-year historical closing prices, based on employee class, in order to bring this factor more closely into alignment with the expected terms of the stock options. The dividend yield assumption was added concurrent with the introduction of a cash dividend in fiscal 2011 and is based on the respective fiscal year dividend payouts. The Company periodically evaluates its significant assumptions used in the fair value calculation.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Accounting and Goodwill

When the Company acquires a controlling financial interest through a business combination, CSC uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are generally recorded at fair value. Any excess of purchase consideration over the fair value of the acquired assets and assumed liabilities is recognized as goodwill.

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

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. The results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.

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

The goodwill impairment test initially involves the assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not, then the subsequent two-step process is not required. However, the Company has the option to bypass this initial qualitative assessment for its annual test and proceed directly to step one of the two-step process for one or more of its reporting units. If the Company determines that it is more likely than not that a reporting unit's carrying value exceeds it fair value, then it proceeds with the subsequent two-step goodwill impairment testing process. The first step is to compare each reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required and no impairment is recorded. However, if a reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring the second step to measure the amount of any impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, for the sole purpose of calculating the implied fair value of goodwill - as if applying the acquisition method of accounting described above to the reporting unit's assets and liabilities. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded in operations for the difference.

When the Company performs step one of the two-step test for a reporting unit, it estimates the fair value of the reporting unit using both the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the specific risk characteristics of each reporting unit, the weighted-average cost of capital and its underlying forecasts. The market approach estimates fair value by applying performance-metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies that have operating and investment characteristics similar to

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

those of the reporting unit. If the fair value of the reporting unit derived using one approach is significantly different from the fair value estimate using the other approach, the Company reevaluates its assumptions used in the two models. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighting ascribed to the market approach fair value, assigned to each reporting unit, is driven by two primary factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

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

The assets and liabilities which are valued using the fair value measurement guidance, on a recurring basis, include the Company’s money market funds and money market deposits, time deposits, short-term investments, pension assets, and derivative instruments including foreign currency forward and option contracts, interest rate swap contracts and total return swaps.

The fair value of foreign currency forward contracts is based on quoted prices for similar but not identical derivative instruments; as such, the inputs are considered Level 2 inputs. Option contracts are valued using inputs which are based on quoted pricing intervals from external valuation models, which do not involve management judgment and as such these inputs are considered Level 2 inputs. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as inputs, which also do not involve management judgment and as such these inputs are considered Level 2 inputs. Total return swaps are settled on the last day of every fiscal month. Certain pension assets are valued using model based pricing methods that use observable market data; as such these inputs are considered Level 2 inputs. There were no significant assets or liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes uncertain tax positions in the financial statements when it is more likely than not that the tax position will be sustained upon examination. Uncertain tax positions are measured based on the probabilities that the uncertain tax position will be realized upon final settlement (see Note 13).

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of time deposits, money market funds and money market deposit accounts with a number of institutions that have high credit ratings.

Foreign Currency

The Company has determined that, generally, the local currency of its foreign affiliates is their functional currency. Accordingly, the assets and liabilities of the foreign affiliates are translated from their respective functional currency to U.S. dollars using year-end exchange rates, income and expense accounts are translated at the average rates in effect during the year, and equity accounts are translated at historical rates. The resulting translation adjustment is reported in the Consolidated Statements of Comprehensive Income and recorded as part of accumulated other comprehensive income (AOCI).

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

The Company designates certain derivative instruments as hedges for purposes of hedge accounting, as defined under ASC 815, “Derivatives and Hedging.” For such derivative instruments, the Company documents its risk management

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

objectives and strategy for undertaking hedging transactions, as well as all relationships between hedging and hedged risks. The Company's derivative instruments designated for hedge accounting consist mainly of interest rate swaps and foreign currency forward contracts. Changes in the fair value measurements of the cash flow hedge derivative instruments are reflected as adjustments to other comprehensive income and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. Changes in fair value measurements of interest rate swaps are recorded in current period earnings and fully offset the changes in the fair value of the hedged debt where such instruments have qualified for the short-cut method of hedge accounting under ASC 815

The derivative instruments not designated as hedges for purposes of hedge accounting include total return swaps and certain short-term foreign currency forward and option contracts. These instruments are recorded at their respective fair values and the change in their value is reported in current period earnings.

All cash flows associated with the Company's derivative instruments are classified as operating activities in the Consolidated Statements of Cash Flows.

Earnings (Loss) Per Share

Basic earnings (loss) per common share (EPS) are computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards.

New Accounting Standards

During fiscal year 2015, the Company adopted the following Accounting Standard Update (ASU):

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-04, "Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Plan Obligation and Plan Assets." The objective of ASU 2015-04 is to provide a practical expedient that permits an entity with a fiscal year end that does not coincide with a month end to measure defined benefit plan assets and obligations using the month end that is closest to the fiscal year end. Effective April 3, 2015, CSC early adopted the ASU for each of its defined benefit plans, and determined that it did not have a material effect on its Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Effective March 29, 2014, CSC adopted the amendments in ASU 2013-04 and determined that they did not have a material effect on CSC’s Consolidated Financial Statements.

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement". The amendment adds guidance to existing GAAP by providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement does not contain a software license, the customer should account for the arrangement as a service contract. The amendment does not change the accounting for a customer's accounting for service contracts. As a result of the amendment, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 will be effective for CSC in fiscal 2017 and early adoption is permitted. The amendment can either be adopted (1) prospectively to all arrangements entered into or

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. CSC is currently evaluating the impact that the adoption of ASU 2015-05 may have on CSC's Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in financial statements. Under the ASU, such costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Early adoption is allowed for all entities for financial statements that have not been previously issued. The guidance is to be applied retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). ASU 2015-03 will be effective for CSC beginning in fiscal 2017. CSC is currently evaluating the impact that the adoption of ASU 2015-03 may have on CSC's Consolidated Financial Statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02). The objective of ASU 2015-02 is to modify the consolidation requirements of Topic 810 to ensure that reporting entities do not consolidate other legal entities in situations where deconsolidation actually more accurately represents operational and economic results. Among other changes, the amendments to ASC 810 include lessening the relevance on fees paid to a decision-maker or service provider and the related party tiebreaker test.
The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2015. This ASU may be adopted using a full retrospective approach or a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. ASU 2015-02 will be effective for CSC beginning in fiscal 2017. CSC is currently evaluating the impact that the adoption of ASU 2015-02 may have on CSC’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. ASU 2014-15 will be effective for CSC for fiscal 2017. CSC believes that the adoption of ASU 2014-15 will not have a material effect on CSC's Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts”. The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which CSC expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of CSC’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. CSC will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require CSC to apply ASU 2014-09 to each prior reporting period presented. The second method would require CSC to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. ASU 2014-09 will be effective for CSC beginning in fiscal 2018; however, a delay in the effective date is currently being considered by the FASB, which we expect will result in at least a one year deferral. The FASB may also permit companies to adopt ASU 2014-09 early, but not before the original public company effective date (that is, annual periods beginning after December 15, 2016). CSC is currently evaluating the impact that the adoption of ASU 2014-09 may have on CSC’s Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not representative of a substantive change in an entity’s strategy, are reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective prospectively for fiscal years, and interim periods, beginning after December 15, 2014. ASU 2014-08 will be effective for CSC beginning in Q1 FY 2016 and CSC will evaluate each divestiture to determine the appropriate presentation and disclosure requirements associated with CSC's Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-05, "Service Concession Arrangements (Topic 853) (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2014-05”). ASU 2014-05 provides guidance on the accounting for service concession arrangements, which are arrangements between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor’s infrastructure (e.g. airports, roads, or bridges). The operating entity also may provide the construction, upgrading, or maintenance services of the grantor’s infrastructure. ASU 2014-05 specifies that an operating entity should not account for a service concession arrangement that is within the scope of this ASU as a lease in accordance with Topic 840, "Leases." ASU 2014-05 also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity. For CSC, ASU 2014-05 will be effective beginning in fiscal 2016. CSC has determined this ASU will not have a material impact on CSC's Consolidated Financial Statements.

Note 2 - Settlement of SEC Investigation

As previously disclosed, on January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation. That investigation covered a range of matters as previously disclosed by the Company, including the Company’s prior use in fiscal years 2009-2012 of the terms of ongoing contract negotiations with the U.K. National Health Service (the NHS) in developing its assumptions and judgments with respect to the margin used in recognizing profit under the percentage of completion accounting method and in evaluating the recoverability of NHS contract assets, as well as the Company’s prior disclosures concerning such matters. On May 2, 2011, the Audit Committee commenced an independent investigation and, in August 2012, determined in that its independent investigation was complete. The Audit Committee instructed its independent counsel to cooperate with the SEC's Division of Enforcement by completing production of documents and providing any further information requested by the SEC's Division of Enforcement.

As a result of findings by the Audit Committee’s independent investigation, the Company has previously acknowledged certain historic errors and irregularities relating to accounting entries arising from the Nordics region, Australia, and the Company’s contractual relationship with the NHS, self-reported these errors and irregularities to the SEC’s Division of Enforcement, and made out of period adjustments to its financial statements as reported in its past filings. In addition, as previously disclosed, certain personnel in certain foreign operations were reprimanded, suspended, terminated and/or resigned and additional controls were implemented. Based on recommendations from the Audit Committee’s independent investigation and discussions with the SEC's staff concerning the SEC's investigation, the Company also instituted comprehensive enhancements beginning in 2011 to its compliance, financial and disclosure controls, and to the function of internal audit. In doing so, the Company made significant changes to prevent the type of misconduct identified by the Audit Committee’s independent investigation from recurring.  The Company also previously took significant steps to enhance its compliance culture and to remediate any deficiencies.

During the third quarter of fiscal 2015, the Company reached an understanding with the staff of the SEC regarding a settlement of a formal civil investigation by the SEC that commenced on January 28, 2011 and covered a range of matters, as previously disclosed, including certain of the Company’s prior disclosures and accounting determinations. As

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

part of the Company’s understanding with the staff of the SEC regarding terms of the settlement, the Company agreed to pay a penalty of $190 million and to implement a review of its compliance policies through an independent compliance consultant. The Company recorded a pre-tax charge of $197 million for the penalty and related expenses in fiscal 2015.

During the first quarter of fiscal 2016, the agreed-upon settlement with the SEC was formally approved by the SEC and became effective on June 5, 2015 and the Company has agreed, in addition to the payment of the fine and the engagement of the compliance consultant referenced above, to cease and desist from further violations of the anti-fraud, reporting, and books-and-records provisions of the U.S. securities laws. As part of the settlement, the Company has neither admitted nor denied the SEC’s allegations concerning such matters. Further, as part of the settlement, on June 5, 2015, the Company filed its Form 10-K/A in respect of its fiscal year ended March 28, 2014 in order to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and 2010 reflected in the five year financial data table, all as previously set forth in the Company’s originally filed Form 10-K for its 2014 fiscal year. The restatement had no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss), Statements of Cash Flows and Statements of Changes in Equity for fiscal 2013 or fiscal 2014 or on its financial statements for fiscal 2015.

Note 3 - Defined Benefit Pension Plan Accounting Policy Changes

During the first quarter of fiscal 2015, the Company changed its accounting policy for the recognition of actuarial gains and losses for its defined benefit pension and other post-retirement benefit plans and the calculation of expected return on pension plan assets. Historically, the Company recognized actuarial gains and losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligations (the “corridor”) as a component of accumulated other comprehensive loss in its Consolidated Balance Sheets and, depending on the benefit plan, the Company amortized these gains and losses to earnings either over the remaining average service period for the active participants or over the average remaining life expectancy of the inactive participants. Additionally, for the Company’s U.S. plans and the Australian plan, the Company previously used a calculated value for the market-related valuation of pension plan assets, reflecting changes in the fair value of plan assets over a three-year and a one-year period, respectively.

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

In addition to the above mentioned accounting policy changes, the Company also changed the way in which it allocates the elements of net periodic pension (benefit) cost to its reportable segments to be aligned with changes in how the Company's chief operating decision maker evaluates segment performance. Historically, total net periodic pension (benefit) cost, including the amortization of deferred actuarial losses/(gains) and changes in fair value of plan assets, were reported within operating income, as defined by the Company, and fully allocated to reportable segments. Under the new allocation approach, net actuarial gains and losses as well as settlement gain and losses components of the net periodic pension (benefit) cost are excluded entirely from the Company’s definition of operating income and not allocated to the reportable segments. All of the other elements of net periodic pension (benefit)/cost, excluding actuarial gains and losses and settlement gains and losses, will continue to be included within operating income of the Company’s reportable segments. The Company has applied the change in the allocation approach retrospectively, adjusting segment reporting for all prior periods presented (see Note 20).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effects of applying the change in the pension accounting policies, on select line items of the accompanying fiscal 2015 Consolidated Financial Statements:

Impact on Consolidated Statements of Operations

	Twelve months ended April 3, 2015
	Previous accounting methods	As Reported	Impact of change in accounting method
(Amounts in millions, except per-share amounts)			Increase/(Decrease)
Costs of services	$9,084	$9,534	$450
Selling, general and administrative expenses	1,271	1,340	69
Income (loss) from continuing operations, before taxes	243	(276)	(519)
Income tax benefit	(164)	(312)	(148)
Income from continuing operations	407	36	(371)
Net income	378	7	(371)
Net income attributable to noncontrolling interest, net of tax	13	15	2
Net income (loss) attributable to CSC common stockholders	365	(8)	(373)
Basic EPS - Continuing operations	$2.76	$0.15	$(2.61)
Diluted EPS - Continuing operations	$2.70	$0.15	$(2.55)

Impact on Consolidated Statements of Comprehensive (Loss) Income

	Twelve months ended April 3, 2015
	Previous accounting methods	As Reported	Impact of change in accounting method
(Amounts in millions)			Increase/(Decrease)
Net income (loss)	$378	$7	$(371)
Foreign currency translation adjustments	(207)	(310)	(103)
Net actuarial gain	(639)	—	639
Amortization of prior service (cost)	(18)	(16)	2
Amortization of net actuarial gain	159	—	(159)
Foreign currency exchange gain (loss)	8	—	(8)
Pension and other post-retirement benefit plans, net of taxes	(432)	42	474
Other comprehensive loss, net of taxes	(641)	(270)	371
Comprehensive income attributable to noncontrolling interest	13	15	2
Comprehensive income (loss) attributable to CSC common stockholders	(276)	(278)	(2)

Impact on Consolidated Balance Sheets

	As of April 3, 2015
	Previous accounting methods	As Reported	Impact of change in accounting method
(Amounts in millions)			Increase/(Decrease)
Earnings retained for use in business	$2,475	$912	$(1,563)
Accumulated other comprehensive (loss) income	(1,539)	21	1,560
Noncontrolling interest in subsidiaries	25	28	3

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact on Consolidated Statements of Cash Flows

	Twelve months ended April 3, 2015
	Previous accounting methods	As Reported	Impact of change in accounting method
(Amounts in millions)			Increase/(Decrease)
Net income (loss)	$378	$7	$(371)
Pension & OPEB actuarial & settlement losses (gains)	—	782	782
Deferred taxes	(301)	(449)	(148)
Increase (decrease) in accounts payable and accrued expenses	(86)	(335)	(249)
Increase (decrease) in income taxes payable and income tax liability	(112)	(23)	89
Other operating activities, net	119	16	(103)

Note 4 - Acquisitions

Fiscal 2015 Acquisitions

During fiscal 2015, CSC's NPS segment acquired two small privately-held companies for an aggregate cash consideration of $49 million. The acquisitions enhance CSC's cyber security, systems engineering, and software development service offerings to the federal intelligence sector, and enhances CSC's ability to provide cloud services under the Federal Risk and Authorization Management Program (FedRAMP) to federal, state and local governments.

The purchase price for these acquisitions has been preliminarily allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition: $5 million to current and long-term assets, $9 million to a customer-related intangible asset, $10 million to current liabilities and other long-term liabilities, and $45 million to goodwill. All of the acquired goodwill is tax deductible. The allocation of purchase prices are preliminary and subject to the final net working capital adjustment and additional information related to the liabilities that existed as of the acquisition date. The useful life of the customer related intangible is 15 years.

The results of the acquired entities are included in the Company's consolidated financial statements from the date of acquisition, within its NPS segment. For the fiscal year ended April 3, 2015, the two acquisitions, in aggregate, contributed revenues of $18 million and operating income of $1 million.

Pro forma financial information for the fiscal 2015 acquisitions is not presented as the effects of the acquisitions are neither individually nor in the aggregate material to CSC's consolidated results.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of contingent consideration was based on a contractually defined multiple of SMI’s revenues during a specified period ending January 31, 2014. The Company determined the fair value of the contingent consideration payable using a probability-weighted approach, which at the end of the third quarter of fiscal 2014 was preliminarily estimated to be $137 million, representing the maximum amount of contingent consideration payable. During the fourth quarter of fiscal 2014, the Company reduced the fair value of the contingent consideration payable and goodwill by $18 million, based on additional facts and circumstances that existed as of the acquisition date but which were not known until the fourth quarter of fiscal 2014. These facts, had they been known, would have reduced the Company's original acquisition-date estimate of the fair value of contingent consideration to $119 million.

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

The allocation of the purchase consideration to the assets acquired and liabilities assumed, including the fourth quarter of fiscal 2014 adjustments to the estimated fair value of contingent consideration, is presented below:

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

The goodwill recognized in the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill arising from the acquisition was allocated to the Company's reportable segments based on the relative fair value of the expected incremental cash flows that the acquisition was expected to provide to each reporting unit within the Company's reportable

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segments. Goodwill was allocated as follows: GBS: $28 million, GIS: $120 million, and NPS: $36 million. The goodwill is not deductible for tax purposes.

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

Fiscal 2013 Acquisition

In the second quarter of fiscal 2013, CSC acquired a privately-held entity for $35 million in an all-cash transaction. The entity was acquired to enhance CSC's capabilities in Big Data processing and analytics. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the acquisition date: $4 million to current assets, $8 million to acquired intangible assets, $2 million to liabilities, and $25 million to goodwill. As of the acquisition date, the fair value of trade receivables approximated book value and was considered fully recoverable. The goodwill is associated with the NPS segment and is tax deductible. The pro forma financial information for this acquisition is not presented because the effects of this acquisition were not material to CSC’s consolidated results.

Note 5 - Divestitures

During fiscal 2015, 2014, and 2013, the Company divested certain non-core businesses as a part of its service portfolio optimization initiative to focus on next-generation technology services. Certain of the divestitures met the criteria for discontinued operations presentation, and their historical results have been presented as discontinued operations in the Company's Consolidated Statement of Operations.

Discontinued Operations

Fiscal 2015 Divestiture

On July 31, 2014, CSC completed the sale of a German software business to a strategic investor for cash consideration of $3 million. This divestiture, which had been included in the GBS segment's healthcare group, resulted in a pre-tax loss of $22 million, representing the excess of the carrying value of the net assets of the business and transaction costs over the net proceeds. The divested assets and liabilities included: current assets of $54 million (including $21 million of cash); noncurrent assets of $25 million; current liabilities of $33 million; and noncurrent liabilities of $23 million. As of March 28, 2014, the assets and liabilities classified as held-for-sale for this business were: current assets of $25 million, property and equipment and other long-term assets of $31 million, current liabilities of $31 million, and long-term liabilities of $25 million.

The historical results of this business have been presented as discontinued operations in the Company's Consolidated Statement of Operations.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2014 Divestitures

On July 19, 2013, CSC completed the sale of its base operations, aviation and ranges services business unit, the Applied Technology Division (ATD) within its NPS Segment, to a strategic investor for cash consideration of $178 million, plus a net working capital adjustment receivable of $6 million, $3 million of which was collected in the first quarter of fiscal 2015. The ATD divestiture resulted in a pre-tax gain of $77 million. During the first quarter of fiscal 2015, NPS recorded a $1 million final net working capital adjustment, which reduced the total gain on sale.

On May 21, 2013, CSC completed the divestiture of its flood insurance-related business process outsourcing practice (flood insurance BPO), within the GBS segment, to a financial investor for cash consideration of $43 million plus a net working capital adjustment receivable of $4 million. The divestiture resulted in a pre-tax gain of $25 million. During the fourth quarter of fiscal 2014, the Company received cash of $3 million, representing the final net working capital adjustment, and reduced the gain on disposal by $1 million. During the first quarter of fiscal 2015, CSC received an additional $2 million as a purchase price adjustment, which was recorded as an additional gain on the sale of this divestiture.

The historical results of these businesses have been presented as discontinued operations in the Company's Consolidated Statement of Operations.

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

The historical results of these businesses have been presented as discontinued operations in the Company's Consolidated Statement of Operations.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is the summary of the results of the discontinued operations:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Operations
Revenue	$10	$235	$1,193

(Loss) income from discontinued operations, before taxes	(11)	9	116
Income tax expense	—	7	51
Net (loss) income from discontinued operations	(11)	2	65

Disposal
(Loss) gain on disposition	$(21)	$101	$769
Income tax (benefit) expense	(3)	15	352
(Loss) gain on disposition, net of taxes	(18)	86	417

(Loss) income from discontinued operations, net of taxes	$(29)	$88	$482

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Earnings (Loss) Per Share

Basic earnings (loss) per common share (EPS) and diluted EPS are calculated as follows:

	Twelve Months Ended
(Amounts in millions, except per-share data)	April 3, 2015	March 28, 2014	March 29, 2013

Net (loss) income attributable to CSC common shareholders:
From continuing operations	$21	$859	$278
From discontinued operations	(29)	88	482
	$(8)	$947	$760
Common share information:
Weighted average common shares outstanding for basic EPS	142.557	147.647	154.590
Dilutive effect of stock options and equity awards	3.223	3.114	0.967
Shares for diluted earnings (loss) per share	145.780	150.761	155.557

Earnings (loss) per share – basic and diluted:
Basic EPS:
Continuing operations	$0.15	$5.81	$1.80
Discontinued operations	(0.21)	0.60	3.12
Total	$(0.06)	$6.41	$4.92

Diluted EPS:
Continuing operations	$0.15	$5.70	$1.79
Discontinued operations	(0.20)	0.58	3.10
Total	$(0.05)	$6.28	$4.89

The computation of diluted earnings (loss) per share excluded stock options and RSUs, whose effect, if included, would have been anti-dilutive. The number of shares related to such stock options were 1,077,891, 4,573,542, and 14,755,024, for the years ended April 3, 2015, March 28, 2014, and March 29, 2013, respectively. The number of shares related to such RSUs were 62,243, 14,953, and 6,131, for the years ended April 3, 2015, March 28, 2014, and March 29, 2013, respectively.

During the fourth quarter of fiscal 2015, the Company entered into an accelerated share repurchase (ASR) arrangement, with a maturity date in the third quarter of fiscal 2016 (see Note 16). The Company evaluated the ASR arrangement for its potential impact on EPS, and excluded 173,779 shares because their effect would have been anti-dilutive. The Company did not enter into any ASR arrangements during fiscal 2014 and fiscal 2013.

Note 7 - Receivables

Receivables consist of the following:

(Amounts in millions)	April 3, 2015	March 28, 2014
Billed trade accounts	$1,224	$1,564
Unbilled recoverable amounts under contracts in progress	963	1,036
Other receivables	182	159
Total	$2,369	$2,759

Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, completion of U.S. federal government audit activities, achievement of project milestones or upon acceptance by the customer.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the U.S. and other governments, which are expected to be collected after fiscal year 2016 totaled $19 million.

Note 8 - Fair Value

Fair value measurements on a recurring basis

The following table presents the Company’s assets and liabilities, excluding pension assets (see Note 15), that are measured at fair value on a recurring basis as of April 3, 2015 and March 28, 2014:

	April 3, 2015
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$344	$344	$—	$—
Time deposits	411	411	—	—
Derivative instruments	20	—	20	—
Total assets	$775	$755	$20	$—

Liabilities:
Derivative instruments	$5	$—	$5	$—
Total liabilities	$5	$—	$5	$—

	March 28, 2014
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$717	$717	$—	$—
Time deposits	693	693	—	—
Derivative instruments	5	—	5	—
Total assets	$1,415	$1,410	$5	$—

Liabilities:
Derivative instruments	$4	$—	$4	$—
Total liabilities	$4	$—	$4	$—

The Company's money market funds, money market deposit accounts and time deposits are included in cash and cash equivalents. The balance sheet classifications of the Company's derivative instruments are presented in Note 9. There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3.

Derivative instruments include foreign currency forward and option contracts, interest rate swap contracts and total return swaps (see Note 9). The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the month-end foreign currency exchange rates and forward points. The fair value of foreign currency options is estimated based on valuation models that use the original strike price, movement and volatility in foreign currency exchange rates, and length of time to expiration as inputs. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as inputs. Total return swaps are settled on the last day of every fiscal month. Therefore, there are no such swaps outstanding as of any balance sheet date. The inputs used to estimate the fair value of the Company's derivatives are classified as Level 2.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, intangible assets and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the fiscal years ended April 3, 2015 and March 28, 2014.

Financial Instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases, was $1,550 million and $1,874 million and the estimated fair value was $1,681 million and $2,057 million as of April 3, 2015, and March 28, 2014, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

The Company is subject to counterparty risk in connection with its derivative instruments (see Note 9). With respect to its foreign currency derivatives, as of April 3, 2015, there were six counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is less than $2 million. With respect to its interest rate swaps, there were three counterparties with concentration of risk and the maximum amount of loss that the Company could incur was $19 million as of April 3, 2015.

The primary financial instruments other than derivatives (see Note 9) that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies, the U.S. federal and other governments and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivable and records provisions for doubtful accounts as needed.

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of April 3, 2015, the Company had $13 million of accounts receivable, $9 million of related allowance for doubtful accounts, $1 million of other assets, and $4 million of accounts payable with customers involved in bankruptcy proceedings.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Derivative Instruments

The following table presents the fair values of derivative instruments included on the Consolidated Balance Sheets as of April 3, 2015 and March 28, 2014:

	Derivative Assets			Derivative Liabilities
(Amounts in millions)	Balance Sheet line item	As of April 3, 2015	As of March 28, 2014	Balance Sheet line item	As of April 3, 2015	As of March 28, 2014

Derivatives designated for hedge accounting:
Interest rate	Other assets	$18	$3	Other long-term liabilities	$—	$—
Foreign Currency forward contracts	Prepaid expense and other current assets	$1	$—	Accrued expenses and other current liabilities	3	—
Total fair value of derivatives designated for hedge accounting		$19	$3		$3	$—

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Prepaid expense and other current assets	$1	$2	Accrued expenses and other current liabilities	$2	$4
Total fair value of derivatives not designated for hedge accounting		$1	$2		$2	$4

Derivative instruments designated as hedges

Fair value hedges

Pursuant to its interest rate and risk management strategy, during the second quarter of fiscal 2014, the Company entered into multiple interest rate swap transactions to hedge the fair value of $275 million of the Company's 4.45% term notes, due 2022, which effectively converted the debt into floating interest rate debt. For accounting purposes, these interest rate swap transactions were designated as fair value hedges and qualified for short-cut method of hedge accounting, as defined under ASC 815, “Derivatives and Hedging.” Accordingly, changes in the fair values of the interest rate swaps are reported in earnings and fully offset changes in the fair value of the hedged debt (see Note 14); therefore, no net gain or loss is recognized in the Consolidated Statement of Operations.

The following table presents the pre-tax gains (losses) related to the fair value hedges and the related hedged items, for the twelve months ended April 3, 2015 and March 28, 2014, respectively:

	Derivative Instrument			Hedged Item
(Amounts in millions)	Statement of Operations line item	Gain (Loss) for the Twelve Months Ended		Balance Sheet line item	Gain (Loss) for the Twelve Months Ended
		April 3, 2015	March 28, 2014		April 3, 2015	March 28, 2014
Interest rate swaps	Other Income (Expense)	$15	$3	Debt	$(15)	$(3)

Cash flow hedges

During the first quarter of fiscal 2015, the Company designated certain foreign currency forward contracts as cash flow hedges, to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions. As of April 3, 2015, the notional amount of foreign currency forward contracts designated as cash flow hedges was $383 million, and the related forecasted transactions extend through March 2017. The Company did not enter into any transactions designated as cash flow hedges in fiscal 2014 and 2013.

The Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched; therefore there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated OCI and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period.

During the year ended April 3, 2015, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of April 3, 2015, less than $1 million of the existing amount of losses related to the cash flow hedge reported in accumulated OCI is expected to be reclassified into earnings within the next 12 months.

The following table presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in accumulated OCI, for the twelve months ended April 3, 2015:

(Amounts in millions)	Gain (Loss) recognized in Accumulated OCI (effective portion) for the Twelve Months Ended	Gain (Loss) reclassified into cost of services from Accumulated OCI (effective portion) for the Twelve Months Ended	Gain (Loss) recognized in Other Income (Expense) (ineffective portion) for the Twelve Months Ended
	April 3, 2015
Foreign currency forward and option contracts	$(2)	$—	$—

Derivatives not designated for hedge accounting

Total return swaps

Beginning in the first quarter of fiscal 2015, the Company entered into total return swaps derivative contracts (TRS) to manage exposure to market volatility of the notional investments underlying the Company's deferred compensation obligations. For accounting purposes, these TRS are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value and changes in the associated deferred compensation liabilities are recorded in cost of services and selling, general and administrative expenses. The TRS are entered into monthly and are settled on the last day of every fiscal month. The Company did not enter into TRS in fiscal 2014 and 2013.

Foreign currency derivatives

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward and option contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the Consolidated Statements of Operations.

The notional amount of the foreign currency forward contracts outstanding as of April 3, 2015 and March 28, 2014 was $700 million and $816 million, respectively. The notional amount of option contracts outstanding as of April 3, 2015 and March 28, 2014 was $0 million and $81 million, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pretax amounts affecting income related to derivatives not designated for hedge accounting for the years ended April 3, 2015, March 28, 2014, and March 29, 2013 respectively:

		Twelve Months Ended
(Amounts in millions)	Statement of Operations line item	April 3, 2015	March 28, 2014	March 29, 2013
Total return swaps	Cost of services and Selling, general & administrative expenses	$8	$—	$—
Foreign currency forwards and options	Other Income (Expense)	(11)	(15)	(17)
Total		$(3)	$(15)	$(17)

Other risks

As discussed further in Note 8, the Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However for financial reporting purposes it is the Company’s policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties. As of April 3, 2015, the amount that the Company elected to not offset for derivatives subject to master netting arrangements was approximately $1 million. As of March 28, 2014 there were no amounts that the Company elected to offset. The Company's derivative contracts do not require it to hold or post collateral.

Note 10 - Property and Equipment

Property and equipment consisted of the following:

(Amounts in millions)	April 3, 2015	March 28, 2014
Property and equipment — gross:
Land, buildings and leasehold improvements	$1,107	$1,226
Computers and related equipment	3,609	4,051
Furniture and other equipment	305	346
Construction in progress	23	28
	5,044	5,651
Less: accumulated depreciation and amortization	3,461	3,620
Property and equipment, net	$1,583	$2,031

Depreciation expense for fiscal years 2015, 2014, and 2013 was $606 million, $661 million, and $709 million, respectively.

Note 11 - Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of
	April 3, 2015
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$802	$476	$326
Software	2,393	1,642	751
Customer and other intangible assets	476	327	149
Total intangible assets	$3,671	$2,445	$1,226

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of
	March 28, 2014
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$1,465	$1,038	$427
Software	2,330	1,680	650
Customer and other intangible assets	588	315	273
Total intangible assets	$4,383	$3,033	$1,350
Amortization expense for the years ended April 3, 2015, March 28, 2014, and March 29, 2013 was $408 million, $402 million, and $414 million, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $27 million, $34 million, and $40 million and for amortization of contract related intangible asset of $10 million, $11 million and $11 million in each of the respective years (see Note 1).

Estimated amortization related to intangible assets, including amortization of contract cost premium, as of April 3, 2015, for fiscal 2016 through fiscal 2020, is as follows: $330 million, $261 million, $212 million, $176 million, and $138 million, respectively.

During fiscal 2015, CSC sold certain intangible assets to a third party for total consideration of $53 million of which cash consideration was received of $31 million. As a result, CSC recorded a gain on sale of $53 million as a reduction of cost of sales in its GIS segment. As of April 3, 2015, CSC had $22 million of outstanding receivables related to these sales, which will be paid in quarterly installments.

Purchased and internally developed software, net of accumulated amortization, consisted of the following:

(Amounts in millions)	April 3, 2015	March 28, 2014
Purchased software	$256	$287
Internally developed commercial software	364	308
Internally developed internal-use software	131	55
Total	$751	$650

Amortization expense related to purchased software was $143 million, $130 million, and $143 million, for the years ended April 3, 2015, March 28, 2014, and March 29, 2013, respectively. Amortization expense related to internally developed commercial software was $63 million, $56 million, and $53 million, for the years ended April 3, 2015, March 28, 2014, and March 29, 2013, respectively. Amortization expense related to internally developed internal-use software was $6 million, $2 million, and $2 million, for the years ended April 3, 2015, March 28, 2014, and March 29, 2013, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Goodwill

The following tables summarize the changes in the carrying amount of goodwill, by segment, for the years ended April 3, 2015 and March 28, 2014, respectively.

(Amounts in millions)	GBS	GIS	NPS	Total
Goodwill, gross	$1,381	$2,260	$788	$4,429
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of March 28, 2014, net	680	199	788	1,667

Additions	—	—	45	45
Foreign currency translation	(41)	—	—	(41)

Goodwill, gross	1,340	2,260	833	4,433
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of April 3, 2015, net	$639	$199	$833	$1,671

(Amounts in millions)	GBS	GIS	NPS	Total
Goodwill, gross	$1,346	$2,139	$793	$4,278
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of March 29, 2013, net	645	78	793	1,516

Additions	55	120	36	211
Deductions	(12)	—	(41)	(53)
Foreign currency translation	(8)	1	—	(7)

Goodwill, gross	1,381	2,260	788	4,429
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of March 28, 2014, net	$680	$199	$788	$1,667

The fiscal 2015 additions to goodwill of $45 million were due to the two fiscal 2015 NPS acquisitions. The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

The fiscal 2014 additions to goodwill of $211 million were due to the third quarter fiscal 2014 acquisition of ServiceMesh, which resulted in allocation of goodwill to all three reportable segments, and the second quarter fiscal 2014 GBS acquisition of InfoChimps (see Note 4). The reductions in goodwill were due to the first quarter fiscal 2014 divestiture of GBS' flood insurance BPO business and the second quarter fiscal 2014 divestiture of NPS' ATD business (see Note 5). No goodwill was allocated to the GBS software business that was classified as discontinued operations in the second quarter fiscal 2014 (see Note 5). The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2015

As of the beginning of fiscal 2015, the Company reallocated goodwill among certain of its GBS reporting units due to 1) changes in the structure of segment management reporting; and 2) the availability of discrete financial information. Goodwill was reallocated using a relative fair value allocation approach. CSC performed a quantitative and qualitative goodwill impairment assessment for the changed reporting units and determined that there was no indication that goodwill was impaired for those reporting units as of the reallocation date.

For the Company’s annual goodwill impairment assessment as of July 5, 2014, the Company assessed qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude that it was more likely than not that the fair value of any of its reporting units was below their carrying amounts. The Company determined that, based on its qualitative assessment of such factors for all reporting units, no reporting units met the more-likely-than-not threshold. Accordingly, the Company did not perform further analysis.

At the end of the fourth quarter of fiscal 2015, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require further analysis. The Company determined that there were no such indicators and, as a result, it was unnecessary to perform an interim impairment test as of April 3, 2015.

Fiscal 2014

As of the beginning of the first quarter of fiscal 2014, the Company performed the first step of the traditional two-step goodwill impairment test for all reporting units due to a reallocation of goodwill caused by segment changes impacting the composition of certain reporting units. Based on the results of the first step of the impairment test, the Company concluded that the fair value of each reporting unit significantly exceeded its carrying value and therefore the second step of the goodwill impairment test was not required as of the goodwill reassignment date.

Fiscal 2013

In connection with the fiscal 2013 annual impairment assessment, the Company chose to bypass the initial qualitative assessment and proceeded directly to the first step of the traditional two-step impairment test for all reporting units, and concluded that no impairment had occurred. The fair values of all of CSC's reporting units were significantly in excess of their carrying values.

Note 13 - Income Taxes

The sources of (loss) income from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the United States, are as follows:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Domestic entities	$(369)	$574	$(113)
Entities outside the United States	93	689	348
Total	$(276)	$1,263	$235

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax (benefit) expense on income (loss) from continuing operations is comprised of:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Current:
Federal	$49	$81	$(330)
State	(10)	7	(5)
Foreign	98	126	174
	137	214	(161)
Deferred:
Federal	(126)	119	76
State	(21)	25	(18)
Foreign	(302)	25	41
	(449)	169	99
Total income tax expense (benefit)	$(312)	$383	$(62)

The current (benefit) provision for fiscal years 2015, 2014, and 2013, includes interest and penalties of $1 million, $(9) million, and $10 million, respectively, for uncertain tax positions.

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35% and the effective tax rate (ETR) for continuing operations are as follows:

	Twelve Months Ended
	April 3, 2015	March 28, 2014	March 29, 2013
Statutory rate	(35.0)%	35.0%	35.0%
State income tax, net of federal tax	(4.0)	1.8	(2.6)
Change in uncertain tax positions	0.6	2.9	2.4
Foreign tax rate differential	(127.2)	2.8	(126.7)
Income tax credits	(2.0)	(0.3)	(0.1)
Valuation allowance	32.6	(11.8)	175.2
Change in entity tax status	—	—	(0.7)
Loss on sale of securities	—	0.8	(105.4)
SEC settlements	26.4	—	—
Other items, net	(4.4)	(0.9)	(3.5)
Effective tax rate	(113.0)%	30.3%	(26.4)%

In fiscal year 2015, the ETR was primarily driven by:

•	The impact of the non-deductible SEC settlement of $190 million, which decreased the income tax benefit and the ETR by $73 million and 26.4%, respectively.

•
Local losses on investments in Luxembourg increased the foreign rate differential and increased the ETR by $325 million and by 117.8%, respectively, with an offsetting decrease in the ETR due to an increase in the valuation allowance of the same amount.

•
Changes in valuation allowances in certain jurisdictions, including a valuation allowance release in the United Kingdom. The total impact of the valuation allowance release increased the income tax benefit and the ETR by $235 million and 85.2%, respectively. There was a net decrease in valuation allowances in fiscal year 2015.

In fiscal year 2014, the ETR was primarily driven by:

•	The Company recorded a tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR by 0.8%.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
Local income on investment recoveries in Luxembourg (i) decreased the valuation allowance and the ETR by $90.6 million and 7.2%, respectively, and (ii) increased the foreign rate differential and ETR by $90.6 million and by 7.2%, respectively.

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

For the tax impact of discontinued operations, see Note 5.

The deferred tax assets (liabilities) are as follows:

(Amounts in millions)	April 3, 2015	March 28, 2014
Deferred Tax Assets
Employee benefits	$431	$333
Tax loss/credit carryforwards	1,083	919
Accrued interest	24	20
State taxes	7	10
Cumulative foreign exchange gain/loss	6	2
Contract accounting	38	38
Other assets	80	66
Total Deferred Tax Assets	1,669	1,388
Valuation allowance	(958)	(1,006)
Net Deferred Tax Assets	711	382

Deferred Tax Liabilities
Depreciation and amortization	(287)	(341)
Investment basis differences	(110)	(126)
Other liabilities	(97)	(112)
Total Deferred Tax Liabilities	(494)	(579)

Total Deferred Tax Assets	$217	$(197)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax related assets are included in the accompanying balance sheet as follows:

(Amounts in millions)	April 3, 2015	March 28, 2014
Current:
Prepaid Expenses and Other Current Assets	$52	$11
Income Tax Receivables	107	92
	$159	$103
Non-current:
Income Taxes Receivable and Prepaid Taxes	$109	$123
Other Deferred tax Assets	375	123
	$484	$246

Total	$643	$349

Income tax related liabilities are included in the accompanying balance sheet as follows:

(Amounts in millions)	April 3, 2015	March 28, 2014
Current:
Deferred Income Taxes	(39)	(25)
Income Taxes Payable	(23)	(52)
	(62)	(77)
Non-current:
Deferred Taxes	(171)	(307)
Non-current Tax Liability for Uncertain Tax Positions	(241)	(250)
	(412)	(557)

Total	$(474)	$(634)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance decreased by $48 million in fiscal year 2015. This net decrease is primarily due to the following:

•
A decrease in the valuation allowance in the United Kingdom (U.K.) of approximately $264 million, primary related to the release of valuation allowances due to objectively verifiable positive evidence, improved earnings and three years of cumulative profits.

•
An increase in valuation allowance of approximately $325 million in Luxembourg due to significant losses on investments. These losses can only be utilized against changes in the fair market value of investments which cannot be forecasted.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against deferred tax assets of approximately $958 million as of April 3, 2015 due to uncertainties related to the ability to utilize these assets. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies, and recent financial operations. During 2015, there was a partial valuation allowance release in the U.K. which increased the income tax benefit by $264 million. The release was the result of objectively verifiable positive evidence related to

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

both sustained earnings and three years of cumulative profits. The remaining valuation allowance in the U.K., which relates to non-trade loss tax attributes, is approximately $54 million.

The Company has available foreign net operating loss (NOL) carryforwards of $4,013 million and $3,417 million, federal NOL carryforwards of $48 million and $73 million, and state NOL carryforwards of $655 million and $818 million as of April 3, 2015 and March 28, 2014, respectively. The Company has foreign capital loss carryforwards of $39 million and $80 million as of April 3, 2015 and March 28, 2014, respectively. The Company has state credit carryforwards of $53 million and $53 million and state capital loss carryforwards of $364 million and $428 million as of April 3, 2015 and March 28, 2014, respectively. The Company also has federal foreign tax credit carryforwards of $11 million and $6 million as of April 3, 2015 and March 28, 2014. The foreign NOL carryforwards as of April 3, 2015 can be carried over indefinitely, except for $99 million which expire at various dates through 2024. The federal NOL and credit carryforwards as of April 3, 2015 expire at various dates through 2034. The state NOL and credit carryforwards as of April 3, 2015 expire at various dates through 2034. The state capital loss carryforwards as of April 3, 2015 expire in 2018.

The Company is currently the beneficiary of tax holiday incentives in India, which expire in various fiscal years through 2026. As a result of the India tax holiday incentives, the Company recorded an income tax benefit of approximately $3 million, $3 million, and $3 million, during fiscal years 2015, 2014, and 2013, respectively. The per share effects were $0.02, $0.02, and $0.02, for fiscal years 2015, 2014, and 2013, respectively.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of April 3, 2015, the Company has not made a provision for U.S. income tax or additional foreign withholding taxes with respect to accumulated earnings of foreign subsidiaries where the foreign investment of such earnings is essentially permanent in duration. Generally, such amounts would become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The cumulative undistributed positive earnings of the Company's foreign subsidiaries were approximately $2,552 million as of April 3, 2015. It is not practicable to estimate the tax cost of repatriating the cumulative undistributed taxable earnings of these foreign subsidiaries to the United States.

In May 2013, the India Finance Act 2013 introduced a share buyback tax. Additional legislation was passed effective in May 2015 that increased the share buyback tax rate to 23.07% and increased the dividend distribution tax rate to 20.36%, among other changes. The Company uses the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our India operations as these earnings are permanently reinvested. While the Company has no plans to do so, events may occur in the future that could result in management changing its intent not to repatriate our India earnings. If the Company changes its intent and repatriates such earnings, a dividend distribution tax or share buyback tax will be incurred. These additional taxes will be recorded as tax expense in the period in which the Company changes its intent.

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

As of April 3, 2015, in accordance with ASC 740, "Income Taxes," the Company’s liability for uncertain tax positions was $241 million, including interest of $38 million, penalties of $9 million, and net of tax attributes of $115 million. As of March 28, 2014, the Company’s liability for uncertain tax positions was $250 million, including interest of $27 million, penalties of $19 million, and net of tax attributes of $95 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Balance at Beginning of Fiscal Year	$299	$294	$340
Gross increases related to prior year tax positions	45	31	7
Gross decreases related to prior year tax positions	(11)	(27)	(40)
Gross increases related to current year tax positions	12	10	8
Settlements and statute of limitation expirations	(25)	(1)	(18)
Foreign exchange and others	(11)	(8)	(3)
Balance at End of Fiscal Year	$309	$299	$294

The Company’s liability for uncertain tax positions at April 3, 2015, March 28, 2014, and March 29, 2013, includes $153 million, $161 million, and $148 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended April 3, 2015, the Company had a net increase in interest of $11 million ($12 million net of tax) and a reduction in accrued penalties of $10 million, and as of April 3, 2015, has recognized a liability for interest of $38 million ($32 million net of tax) and penalties of $9 million. During the year ended March 28, 2014, the Company had a net reduction in interest of $11 million ($7 million net of tax) and accrued penalties of $2 million, and as of March 28, 2014, recognized a liability for interest of $27 million ($21 million net of tax) and penalties of $19 million. During the year ended March 29, 2013, the Company accrued interest expense of $7 million ($5 million net of tax) and accrued penalties of $2 million, and as of March 29, 2013, recognized a liability for interest of $38 million ($28 million net of tax) and penalties of $17 million.

Tax Examination Status:

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2008 and forward
United States – Various States	2005 and forward
Australia	2011 and forward
Canada	2008 and forward
Denmark	2010 and forward
France	2012 and forward
Germany	2006 and forward
India	2009 and forward
United Kingdom	2010 and forward

It is reasonably possible that during the next twelve months the Company's liability for uncertain tax positions may change by a significant amount. The Internal Revenue Service (IRS) is examining the Company's federal income tax returns for fiscal years 2008 through 2013. The IRS examined several issues for the fiscal years 2008 through 2010 that resulted in audit adjustments to the Company’s federal income tax return. The Company does not agree with many of the proposed adjustments and has filed an Appeals brief. Therefore, the Company now expects to reach a resolution for fiscal years 2008 through 2010 no earlier than fiscal year 2017. The significant items subject to examination primarily relate to foreign

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange losses and other US international tax issues. The IRS has not proposed any adjustments for the fiscal years 2011 through 2013. In addition, the Company may settle certain other tax examinations, have lapses in statutes limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position though payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of up to $59 million excluding interest and penalties.

Note 14 - Debt

The following is a summary of the Company's debt as of April 3, 2015 and March 28, 2014:

(Amounts in millions)	April 3, 2015	March 28, 2014
4.45% term notes, due September 2022	$451	$434
6.50% term notes, due March 2018	917	917
2.50% term notes, due September 2015	350	350
Note payable, due January 2016	371	413
Mandatorily redeemable preferred stock outstanding	61	61
Note payable of consolidated subsidiary	68	68
Capitalized lease liabilities	353	511
Borrowings for assets acquired under long-term financing	95	98
Other borrowings	3	36
Total debt	2,669	2,888
Less: short term debt and current maturities of long term debt	904	681
Total long-term debt	$1,765	$2,207

During fiscal 2015, CSC modified its existing $2.5 billion credit facility agreement by extending the maturity date from January 15, 2019 to January 15, 2020. There were no borrowings outstanding against the credit facility as of April 3, 2015 and March 28, 2014. The Company also extended the maturity date of its £250 million or $371 million (at the April 3, 2015 exchange rates) short-term note payable from December 2014 to January 19, 2016. The Company was in compliance with all financial covenants associated with both the £250 million short-term note payable and the $2.5 billion credit facility as of April 3, 2015 and March 28, 2014.

The increase in the balance of the 4.45% term notes includes $15 million of change in the fair value of the interest rate swaps (see Note 9).

During fiscal 2015, CSC Asset Funding I LLC, which is a special purpose subsidiary of CSC Finance Co. LLC (CSC Finco) which is a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution which provides for a $250 million committed Lease Credit Facility (Leasing Facility) to finance CSC Finco's capital expenditures for IT equipment and associated software in support of IT services provided to the Company's customers. The drawdown availability period for the Leasing Facility is eighteen months, and once drawn, converts into individual term notes of variable terms up to sixty months therefrom, depending on the nature of the underlying equipment being financed. There were no borrowings against the Lease Credit Facility as of April 3, 2015. CSC Finco was in compliance with all financial covenants associated with the leasing facility at April 3, 2015.

During fiscal 2015 the Company elected to suspend its commercial paper program. As of April 3, 2015 and March 28, 2014, the Company had no borrowings outstanding against commercial paper.

Capitalized lease liabilities represent obligations due under capital leases for the use of computers and other equipment. The gross amount of assets recorded under capital leases was $1,043 million with accumulated amortization of $622 million, as of April 3, 2015, and $1,208 million with accumulated amortization of $609 million, as of March 28, 2014.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain asset purchases under outsourcing contracts were financed by borrowings from customers. These borrowings carry a rate of interest from 0.0% to 5.0% and will mature over the next four years. Gross amounts of assets purchased under long-term financings included $58 million and $88 million in property and equipment, $97 million and $76 million in software, $44 million and $93 million in outsourcing contract costs and $0 million and $10 million in other intangible assets as of April 3, 2015 and March 28, 2014, respectively.

Foreign subsidiaries of the Company had $0 million and $31 million of borrowings outstanding as of April 3, 2015 and March 28, 2014, respectively, under uncommitted lines of credit with certain foreign banks. CSC has provided parent guarantees for these short-term lines of credit which carry no commitment fees or significant covenants. In addition, the Company had $3 million and $5 million of other borrowings outstanding as of April 3, 2015 and March 28, 2014, respectively, consisting of other interest bearing debt and notes payable.

Expected maturities of long-term debt, including borrowings for asset financing but excluding future minimum capital lease payments, for years subsequent to April 3, 2015, are as follows:

Fiscal Year	Amount (in millions)
2016	$766
2017	45
2018	993
2019	—
2020	—
Thereafter	512
Total	$2,316

The future minimum lease payments required to be made under the capital leases as of April 3, 2015, are as follows:

Fiscal Year	Amount (in millions)
2016	$174
2017	110
2018	59
2019	41
2020	35
Thereafter	103
Total minimum lease payments	522
Less: Amount representing interest and executory costs	(169)
Present value of net minimum lease payments	353
Less: Current maturities of capital lease obligations	(138)
Long-term capitalized lease liabilities	$215

Note 15 - Pension and Other Benefit Plans

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

During the third quarter of fiscal 2015, the Company offered lump sum settlements to the vested participants of certain of its U.S. defined benefit pension plans, who were no longer with the Company. The lump-sum settlement required interim remeasurement of the plans' assets and liabilities, as of the end of the third quarter of fiscal 2015, which resulted in a net loss of $430 million, comprising actuarial losses of $374 million and a settlement loss of $56 million. The actuarial and settlement losses were primarily a result of the adoption of the new mortality tables issued by the Society of Actuaries in October 2014. The economic benefit realized due to the lump sum payments was $98 million which was included in the net loss of $430 million. The lump sum settlement resulted in reduction of the aggregate pension benefit obligation (PBO) of these U.S. defined benefit plans by $583 million, whereas the interim remeasurement resulted in an increase in PBO of $474 million. A weighted average discount rate of 4.13% was used to remeasure the plans; a decrease from 4.58% used in the prior fiscal year. The average funded status of the impacted U.S. pension plans, after remeasurement, was 87%. The weighted-average expected long-term rate of return on plan assets, after remeasurement, is 7.60% which was consistent with the rate used at the beginning of the fiscal year 2015.

On April 30, 2014, one of the U.S. pension plans was curtailed, which resulted in a settlement loss of $2 million, caused by amortization of the prior service cost. The plan was remeasured using a discount rate of 4.14%, a decrease from 4.23% at the prior fiscal year end, which resulted in an increase to the fair value of actuarial PBO of $1 million, increasing the plan’s unfunded obligations.

On July 19, 2013, CSC completed the sale of ATD (see Note 5), which had a pension and a retiree medical plan. The divestiture of these plans resulted in the recognition of a settlement gain of $36 million that was recorded as part of the gain on sale of ATD, and a reduction to long-term liabilities of $28 million. The net periodic pension cost related to the divested plans, excluding the settlement gain, for the years ended March 28, 2014 and March 29, 2013 was $1 million and $6 million respectively.

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

Non-US Plans

Eligible non-U.S. employees are enrolled in defined benefit pension plans in their country of domicile. The Contributory defined benefit pension plan in the U.K. represents the largest plan outside of the U.S. Effective July 1, 2010, the accrual of future benefits was discontinued for certain U.K. pension plans. In addition, healthcare, dental and life insurance benefits are also provided to certain non-U.S. employees. A significant number of employees outside the U.S. are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

On December 31, 2014, a defined benefit pension plan in Switzerland was subject to interim remeasurement due to the significant amount of settlement payments from the plan. The interim remeasurement of the plan assets and liabilities resulted in an aggregate charge of $29 million, comprising actuarial losses of $26 million and a settlement loss of $3 million. A discount rate of 1.20% was used to remeasure the plans; a decrease from 2.10% in the prior fiscal year. As a result of the remeasurement, the plan's PBO decreased by $38 million and the funded status was 78%. The weighted-

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

average expected long-term rate of return on plan assets, after remeasurement, is 3.60%, which was consistent with the rate used at the beginning of fiscal 2015.

On July 31, 2014, CSC completed the sale of a German software business, which had a pension plan. The plan was remeasured as of the date of the sale, resulting in settlement gain totaling $3 million, which has been reported within discontinued operations.

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

In connection with the restructuring plans (see Note 21), the Company accrued $3 million, $17 million, and $20 million, for fiscal years 2015, 2014 and 2013, respectively, as additional contractual termination benefits, for certain employees participating in a U.K. pension plan. These amounts are reflected in the projected benefit obligation and in the net periodic pension cost. The fiscal 2013 amount of $20 million was net of a $3 million reduction to the fiscal 2012 estimated contractual benefits to be paid.

On March 26, 2013, the Company made a discretionary cash contribution of $20 million to its largest Canadian pension plan.

Effective July 1, 2012, a Norway pension plan was amended to change the index used to benchmark pension payment increases. The plan was remeasured at July 1, 2012 resulting in a reduction to the projected benefit obligation of $28 million, improving the plan's funded status. The plan's fiscal 2013 expense was also remeasured for the remaining nine months of the fiscal year using a discount rate of 4.0%.

The following tables provide reconciliations of the changes in the pension plans’ projected benefit obligations and assets, and a statement of their funded status:

Reconciliation of Projected Benefit Obligation	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Projected benefit obligation at beginning of year	$3,409	$3,506	$2,873	$3,012
Service cost	4	5	23	25
Interest cost	147	149	117	124
Plan participants’ contributions	1	1	4	6
Amendments	—	—	1	(254)
Business/contract acquisitions/divestitures	—	(107)	(6)	9
Contractual termination benefits	—	—	3	17
Settlement/curtailment	(487)	—	(25)	(46)
Actuarial loss (gain)	460	3	491	(135)
Benefits paid	(148)	(148)	(95)	(88)
Foreign currency exchange rate changes	—	—	(384)	205
Other	(1)	—	4	(2)
Projected benefit obligation at end of year	$3,385	$3,409	$3,006	$2,873

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Fair Value of Plan Assets	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Fair value of plan assets at beginning of year	$3,263	$3,125	$2,824	$2,550
Actual return on plan assets	187	364	367	129
Employer contribution	8	7	45	81
Plan participants’ contributions	1	1	4	6
Benefits paid	(148)	(148)	(95)	(88)
Business/contract acquisitions/divestitures	—	(86)	—	9
Contractual termination benefits	—	—	23	—
Plan settlement	(488)	—	(25)	(46)
Foreign currency exchange rate changes	—	—	(340)	183
Other	—	—	(1)	—
Fair value of plan assets at end of year	$2,823	$3,263	$2,802	$2,824

Funded status at end of year	$(562)	$(146)	$(204)	$(49)

The following table provides the amounts recorded in the Company’s Consolidated Balance Sheet:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Non-current assets	$—	$—	$83	$166
Current liabilities - Accrued expenses and other current liabilities	(8)	(8)	(4)	(7)
Non-current liabilities - Other long-term liabilities	(554)	(138)	(283)	(208)
Net amount recorded	$(562)	$(146)	$(204)	$(49)

The following is a summary of amounts in accumulated other comprehensive loss, before tax effects, as of April 3, 2015 and March 28, 2014 that have not been recognized in the Consolidated Statements of Operations as components of net periodic pension cost:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Net transition obligation	$—	$—	$2	$3
Prior service cost	—	2	(273)	(279)
Accumulated other comprehensive loss	$—	$2	$(271)	$(276)

The following table summarizes the weighted average assumptions used in the determination of the Company’s pension plans’ benefit obligations as of April 3, 2015 and March 28, 2014:

	U.S. Pension Plans		Non-U.S. Pension Plans
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Discount rate	3.9%	4.6%	3.0%	4.3%
Rates of increase in compensation levels	4.4%	4.3%	2.8%	3.4%

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table lists selected information for the pension plans as of April 3, 2015 and March 28, 2014:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Projected benefit obligation	$3,385	$3,409	$3,006	$2,873
Accumulated benefit obligation	3,372	3,394	2,948	2,833
Fair value of plan assets	2,823	3,263	2,802	2,824

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets (U.S. and Non-U.S.)		Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets (U.S. and Non-U.S.)
(Amounts in millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Projected benefit obligation	$4,035	$3,945	$4,007	$3,917
Accumulated benefit obligation	3,976	3,906	3,958	3,888
Fair value of plan assets	3,186	3,585	3,166	3,564

The net periodic pension cost for U.S. and non-U.S. pension plans included the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013	April 3, 2015	March 28, 2014	March 29, 2013
Service cost	$4	$5	$10	$23	$25	$25
Interest cost	147	149	153	117	124	123
Expected return on assets	(233)	(216)	(170)	(181)	(166)	(122)
Amortization of transition obligation	—	—	—	1	1	1
Amortization of prior service costs	—	2	2	(10)	(5)	(1)
Contractual termination benefit	—	—	—	3	17	20
Settlement loss(gain)	59	(28)	—	1	—	(8)
Recognition of actuarial loss/(gain)	450	(138)	115	274	(101)	199
Net periodic pension expense/(income)	$427	$(226)	$110	$228	$(105)	$237

Other before tax changes in plan assets and benefit obligations recognized in other comprehensive income during fiscal years 2015, 2014 and 2013 included the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013	April 3, 2015	March 28, 2014	March 29, 2013
Prior service (credit)/cost	$—	$—	$—	$2	$(265)	$(27)
Amortization of:
Transition (asset)/obligation	—	—	—	(1)	(1)	(1)
Prior service (credit)/cost	(2)	(2)	(2)	10	5	1
Foreign currency exchange rate changes	—	—	—	—	(2)	—
Total recognized in other comprehensive income	$(2)	$(2)	$(2)	$11	$(263)	$(27)

Other comprehensive (income) loss related to unamortized pension costs for the years ended April 3, 2015, March 28, 2014, and March 29, 2013 was $7 million (net of tax impact of $2 million), $(265) million (net of taxes of $0 million), and $(14) million (net of tax impact of $15 million), respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net transitional obligation and prior service credit for defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1 million, and $(9) million respectively.

The weighted-averages of the assumptions used to determine net periodic pension cost were:

	U.S. Pension Plans			Non-U.S. Pension Plans
	April 3, 2015	March 28, 2014	March 29, 2013	April 3, 2015	March 28, 2014	March 29, 2013
Discount or settlement rates	4.5%	4.4%	4.6%	4.2%	4.1%	4.7%
Expected long-term rates of return on assets	7.6%	7.2%	6.8%	6.5%	6.2%	5.4%
Rates of increase in compensation levels	4.3%	4.3%	4.1%	3.4%	3.5%	4.1%

Information about the expected cash flows for pension plans as of April 3, 2015, is as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Employer contributions:
2016	$8	$46

Benefit Payments:
2016	$161	$104
2017	164	111
2018	173	119
2019	180	128
2020	186	136
2021-2025	990	835

Defined Benefit Other Postretirement Benefit Plans

The Company provides subsidized healthcare and life insurance retirement benefits for certain U.S. employees and retirees, generally for those employed prior to August 1992. In response to the passage of the Patient Protection and Affordable Care Act of 2010 (PPACA), a number of changes were made to the underlying healthcare coverage offered to certain U.S. retirees. In conjunction with those changes, the Company established limits on the level of employer subsidy it will provide to some retirees. Several plans were amended and the impact of these changes was first reflected on April 1, 2011. In 2012, several retiree medical plans were further amended to allow Medicare Part D subsidies from 2012 and beyond to be collected by the healthcare provider and was reflected on March 30, 2012. The Company further amended its retiree healthcare plans effective February 1, 2015. Under the amended plans, Medicare eligible and Medicare ineligible retirees receive healthcare benefits through different means.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide reconciliations of the changes in postretirement plans’ benefit obligations and assets and a statement of their funded status:

Reconciliation of Accumulated Postretirement Benefit Obligation
(Amounts in millions)	April 3, 2015	March 28, 2014
Accumulated benefit obligation at beginning of year	$221	$253
Service cost	2	3
Interest cost	7	10
Plan amendments	(96)	—
Business/contract acquisitions/divestitures	—	(15)
Actuarial loss/(gain)	(4)	(16)
Benefits paid	(10)	(11)
Retiree drug subsidy reimbursement	—	1
Foreign currency exchange rate changes	(1)	(1)
Other	—	(3)
Accumulated benefit obligation at end of year	$119	$221

Reconciliation of Fair Value of Plan Assets
(Amounts in millions)	April 3, 2015	March 28, 2014
Fair value of plan assets at beginning of year	$82	$84
Actual return on plan assets	6	10
Employer contribution	2	6
Retiree drug subsidy	—	1
Business contract/acquisitions/divestitures	—	(8)
Benefits paid	(10)	(11)
Fair value of plan assets at end of year	$80	$82

Funded status at end of year	$(39)	$(139)

The following table provides the amounts recorded in the Company’s Consolidated Balance Sheets:

(Amounts in millions)	April 3, 2015	March 28, 2014
Non-current assets	$2	$—
Current liabilities - Accrued expenses and other current liabilities	(2)	(4)
Non-current liabilities - Other long-term liabilities	(39)	(135)
Net amount recorded	$(39)	$(139)

The following is a summary of amounts in accumulated other comprehensive loss as of April 3, 2015 and March 28, 2014 that have not been recognized in the Consolidated Statements of Operations as components of net periodic benefit cost:

(Amounts in millions)	April 3, 2015	March 28, 2014
Prior service (credit)/cost	$(95)	$(15)
Accumulated other comprehensive loss	$(95)	$(15)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table lists selected information for other postretirement benefit plans as of April 3, 2015 and March 28, 2014:

			Plans with Accumulated Postretirement Benefit Obligation in Excess of the Fair Value of Plan Assets
(Amounts in millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Accumulated postretirement benefit obligation	$119	$221	$41	$221
Fair value of plan assets	80	82	—	82

As of April 3, 2015 and March 28, 2014, the Company had no postretirement healthcare plan assets outside the U.S. Benefits paid include amounts paid directly from plan assets and amounts paid by the Company.

The following table summarizes the weighted average assumptions used in the determination of the Company’s postretirement benefit obligations as of April 3, 2015 and March 28, 2014:

	April 3, 2015	March 28, 2014
Discount rate	3.7%	4.3%

The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.8% for fiscal 2015, declining to 5.0% for 2024 and subsequent years for all retirees. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in the assumed healthcare cost trend rates would have had the following effect:

	One Percentage Point
(Amounts in millions)	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of April 3, 2015	$2	$(2)

The net periodic benefit cost for other postretirement benefit plans included the following components:

(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Service cost	$2	$3	$4
Interest cost	7	10	11
Expected return on assets	(6)	(5)	(5)
Amortization of transition obligation	—	—	—
Amortization of prior service costs	(15)	(2)	(2)
Settlements loss(gain)	—	(8)	—
Recognized actuarial loss/(gain)	(5)	(20)	(8)
Net periodic pension expense/(income)	$(17)	$(22)	$—

Other before tax changes in plan assets and benefit obligations recognized in other comprehensive income during fiscal years 2015, 2014 and 2013 included the following components:

(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Prior service (credit)/cost	(96)	—	—
Amortization of:
Transition (asset)/obligation	—	—	—
Prior service (credit)/cost	15	2	2
Total recognized in other comprehensive income	$(81)	$2	$2

Other comprehensive (income) loss related to unamortized postretirement benefit plan costs for the years ended April 3, 2015, March 28, 2014, and March 29, 2013 was $(49) million (net of tax impact of $32 million), $1 million (net of tax impact of $1 million), and $2 million (net of taxes of $0 million), respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated prior service credit for other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $(25) million.

The weighted-averages of the assumptions used to determine net periodic benefit cost were as follows.

Fiscal Year End	2015	2014	2013
Discount or settlement rates	4.2%	4.1%	4.5%
Expected long-term rates of return on assets	7.5%	5.9%	6.5%

Following are the expected cash flows for both U.S. and Non-U.S.based other post-retirement benefit plans:

(Amounts in millions)	U.S. and Non-U.S. Plans

Employer Contributions:
2016	$2

Benefit Payments:
2016	$7
2017	7
2018	7
2019	8
2020	8
2021-2025	38

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

The Company’s investment goals and risk management strategy for plan assets takes into account a number of factors, including the time horizon of the pension plans’ obligations. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and a reasonable amount of investment return over the long term. Sufficient liquidity is maintained to meet benefit obligations as they become due. Third party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies. Equities are primarily invested broadly in domestic and foreign companies across market capitalizations and industries. Fixed income securities are invested broadly, primarily in government treasury, corporate credit, mortgage backed and asset backed investments. Alternative investment allocations are included in selected pension plans to achieve greater portfolio diversity intended to reduce the overall risk of the plans.

Risks include, but are not limited to, longevity risk, inflation risk, and the risk of other changes in market conditions that reduce the value of plan assets. Also, a decline in the yield of high quality corporate bonds may adversely affect discount rates resulting in an increase in the pension and other post retirement obligations. These risks, among others, could cause the plans’ funded status to deteriorate, increasing reliance on Company contributions. Derivatives are permitted although their current use is limited within traditional funds and broadly allowed within alternative funds. They are used in the U.S. pension trust traditional fixed income portfolios for duration and interest rate risk management and traditional equity portfolios to gain market exposure, and are used in the U.K. pension schemes for inflation risk management and within the liability driven investing strategy. The Company also has investments in insurance contracts to pay plan benefits in certain countries.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the U.S. pension trust, an allocation range by asset class is developed. The allocation has a significant weighting to equity investments in part due to the relatively long duration of the plans’ obligations. As of March 2015, the plan fiduciaries adopted investment allocation targets for the U.S. pension trust of 30% equities, 30% fixed income securities, and 40% alternative investments. Alternatives include risk parity, global tactical, hedge fund and hedge fund of fund allocations. An allocation range is established for each asset class and cash equivalents may represent 0%-10% of the fund. Asset allocations are monitored closely and investment reviews are conducted regularly. The Company consults with internal and external advisors regarding asset strategy.

For the U.K. pension plans, the Company's second largest pension plans by assets and projected liabilities, a target allocation by asset class is developed to achieve their long term objectives. As of March 2015, the plans held investment allocation targets of 35% equities, 33% fixed income (including 23% corporate bonds and 10% in liability-driven investment products), and 32% alternatives. Alternatives include risk parity, hedge fund, multi-asset credit, and property fund allocations. Asset allocations are monitored closely by the plan trustees and investment reviews are conducted regularly. The plan trustees consult with internal and external advisors regarding asset strategy.

CSC early adopted the provisions of ASU No. 2015-04 (see Note 1) and used March 31, 2015 as the date closest to its fiscal year end, to value plan assets of all its defined benefit plans. There was no material impact of adoption of this ASU on the fair value of plan assets.

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

The fair value of pension plan assets and postretirement benefit plans by investment category and the corresponding level within the fair value hierarchy as of April 3, 2015 are as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Fair value of pension plan assets	$2,823	$2,802
Fair value of other postretirement benefit plan assets	80	—
Total fair value of retirement plan assets as of April 3, 2015	$2,903	$2,802

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Pension and Other Postretirement Benefit Plans
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Equity:
U.S. Domestic Stocks	$149	$—	$—	$149
Global/International	23	—	—	23
Domestic Equity commingled funds	4	451	—	455
Global Equity commingled funds	—	154	—	154
Fixed Income:
Fixed income mutual funds	102	—	—	102
Fixed income commingled funds	3	495	—	498
Mortgage and asset backed securities	—	52	—	52
Corporate	—	41	—	41
U.S. Treasuries	—	23	—	23
Non U.S. Government	—	2	—	2
U.S. Government Agencies	—	1	—	1
Alternatives:
Other Alternatives (a)	305	528	—	833
Hedge Funds (b)	—	—	548	548
Cash and Cash equivalents	1	29	—	30
Total	$587	$1,776	$548	$2,911
Unsettled Trade Receivable and Accrued Income				21
Unsettled Trade Payable and Accrued Expenses				(29)
Fair value of assets for U.S. pension and postretirement medical plans as of April 3, 2015				$2,903
(a) Represents institutional funds consisting mainly of equities, bonds, or commodities.
(b) Represents investments in diversified fund of hedge funds in which the CSC pension plans are the sole investor.

Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

(Amounts in millions)	Level 3
Beginning balance as of March 28, 2014	$328
Actual return on plan assets held at the reporting date	20
Purchases, sales, and settlements	200
Ending balance as of April 3, 2015	$548

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-U.S. Pension Plan Assets
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	—	817	—	817
Global equity mutual funds	—	122	—	122
U.S./North American Equity commingled funds	$—	$64	$—	$64
Fixed Income:
Fixed income commingled funds	—	944	—	944
Alternatives:
Other Alternatives (a)	3	392	116	511
Hedge Funds (b)	—	—	169	169
Insurance contracts	—	137	4	141
Cash and cash equivalents	30	4	—	34
Total	$33	$2,480	$289	$2,802
Unsettled Trades				—
Fair value of non-U.S. pension assets as of April 3, 2015				$2,802

(a) Represents real estate, and other commingled funds consisting mainly of equities, bonds, or commodities.
(b) Represents investments in diversified fund of hedge funds.

Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

Non-U.S. Plans Insurance Contracts
(Amounts in millions)
Beginning balance as of March 28, 2014	$209
Actual return on plan assets held at the reporting date	18
Purchases, sales, and settlements	(13)
Transfers in and / or out of Level 3	105
Changes due to exchange rates	(30)
Ending balance as of April 3, 2015	$289

The fair value of our pension plan assets and postretirement benefit plans by investment category and the corresponding level within the fair value hierarchy as of March 28, 2014, are as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Fair value of pension plan assets	$3,263	$2,824
Fair value of other postretirement benefit plan assets	82	—
Total fair value of retirement plan assets as of March 28, 2014	$3,345	$2,824

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Pension and Other Postretirement Benefit Plans
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Equity:
U.S. Domestic Stocks	$256	$—	$—	$256
Global/International	38	—	—	38
Domestic Equity commingled funds	5	577	—	582
Global Equity commingled funds	—	312	—	312
Fixed Income:
Fixed income commingled funds	3	771	—	774
Mortgage and asset backed securities	—	89	—	89
Corporate	—	54	—	54
U.S. Treasuries	—	57	—	57
Non U.S. Government	—	2	—	2
U.S. Government Agencies	—	3	—	3
Alternatives:
Other Alternatives (a)	324	499	—	823
Hedge Funds (b)	—	—	328	328
Cash and cash equivalents	—	54	—	54
Total	$626	$2,418	$328	$3,372
Unsettled Trade Receivable and Accrued Income				28
Unsettled Trade Payable and Accrued Expenses				(55)
Fair value of assets for U.S. pension and postretirement medical plans as of March 28, 2014				$3,345

(a) Represents institutional funds consisting mainly of equities, bonds, or commodities.
(b) Represents investments in diversified fund of hedge funds in which the CSC pension plans are the sole investor.

Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

(Amounts in millions)	Level 3
Beginning balance as of March 29, 2013	$—
Actual return on plan assets held at the reporting date	(2)
Purchases, sales, and settlements	330
Ending balance as of March 28, 2014	$328

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NON-U.S. PENSION PLAN ASSETS
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$—	$899	$—	$899
Global equity mutual funds	—	81	—	81
U.S./North American Equity commingled funds	—	47	—	47
Fixed Income:
Fixed income commingled funds	—	951	—	951
Alternatives:
Other Alternatives (a)	—	460	26	486
Hedge Funds (b)	—	—	177	177
Insurance contracts	—	161	6	167
Cash equivalents	—	16	—	16
Total	$—	$2,615	$209	$2,824
Unsettled Trades				—
Fair value of non-U.S. pension assets as of March 28, 2014				$2,824

(a) Represents real estate, and other commingled funds consisting mainly of equities, bonds, or commodities.
(b) Represents investments in diversified fund of hedge funds.

Below is a reconciliation of the assets valued using significant unobservable inputs (Level 3):

Non-U.S. Plans Insurance Contracts
(Amounts in millions)
Beginning balance as of March 29, 2013	$6
Purchases, sales, and settlements	164
Transfers in and / or out of Level 3	32
Changes due to exchange rates	7
Ending balance as of March 28, 2014	$209

The asset allocation of pension plans at April 3, 2015 and March 28, 2014, respectively, is as follows:

	U.S. Plans		Non-U.S. Plans
Asset Category	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Equity securities	27%	35%	36%	36%
Debt securities	25%	29%	34%	34%
Alternatives	47%	34%	24%	24%
Cash and other	1%	2%	6%	6%
Total	100%	100%	100%	100%

The asset allocation for U.S. other postretirement benefit plans at April 3, 2015 and March 28, 2014, respectively, is as follows:

	Percentage of Plan Assets at Year End
Asset Category	April 3, 2015	March 28, 2014
Equity securities	55%	59%
Debt securities	39%	38%
Cash and other	6%	3%
Total	100%	100%

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Return on Assets

The Company consults with internal and external advisors regarding the expected long-term rate of return on assets. In the U.S. and U.K., the Company uses a "building block" approach to compute the expected long-term rate of return of the major asset classes expected in each of the plans. CSC utilizes long-term, typically 30 years, asset class return assumptions provided by external advisors. Consideration is also given to the extent active management is employed in each asset class and also to management expenses. A single expected long-term rate of return is calculated for each plan by assessing the plan's expected asset allocation strategy, the benefits of diversification therefrom, historical excess returns from actively managed traditional investments, expected long-term returns for alternative investments and expected investment expenses. The resulting composite rate of return is reviewed by internal and external parties for reasonableness.

Retirement Plan Discount Rate

The U.S. discount rate assumption is prepared with a two-step process; the first step is a yield curve developed as of the measurement date using high-quality corporate bond yields. In step two, each plan's future cash flows are applied to the appropriate years on the yield curve and the weighted value of the cash flows is used to determine a single equivalent discount rate. In fiscal 2015, the discount rates were developed separately for each U.S. pension and other postretirement plan to the nearest basis point using a single yield curve, the Aon Hewitt AA Only Above Median Curve. This yield curve is a hypothetical AA or greater yield curve represented by a series of annualized individual spot discount rates going out 100 years. This curve provides a more transparent view to the underlying bonds and is available daily which provides for a discount rate to be calculated specific to the Company's fiscal year end. For years prior to fiscal 2014, the U.S. discount rates were determined using an average of the Citigroup yield curve and the AON Hewitt yield curve rounded to the nearest 10bps.

In fiscal 2015 , the U.K. pension plans began using the AON Hewitt Single Agency Yield Curve to set the discount rate. This bond universe includes all non-gilt bonds which are rated AA by at least one of the main ratings agencies. Cash flow data is applied to yields of different durations to determine a single equivalent discount rate. For fiscal 2014, the U.K. discount rate assumption was set by reference to the AA Corporate Bond Mercer Pension Discount Yield Curve. For years prior to fiscal 2014, the U.K. discount rate assumption was set by reference to the yield on the iBoxx GBP AA rated +15 years corporate bond index with an appropriate adjustment for duration if necessary after considering yield curve models and conditions in credit markets.

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees.
The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. Effective January 1, 2014, matching contributions are made once annually in January following the end of the calendar year. In order to receive such contributions, a participant must be employed on December 31 of the plan year. However, if a participant retires (or should decease) from CSC prior to December 31, the participant will be eligible to receive matching contributions approximately 30 days following separation from service. The plan was also amended so participants vest after one year of service from a five-year graded vest. During fiscal 2015, fiscal 2014, and fiscal 2013, the Company contributed $177 million, $179 million, and $213 million, respectively. At April 3, 2015, plan assets included 8,231,499 shares of the Company’s common stock.

Deferred Compensation Plan

Effective August 14, 1995, the Company adopted the Computer Sciences Corporation Deferred Compensation Plan (the Plan). The Plan consists of two separate plans, one for the benefit of key executives and one for the benefit of non-employee directors. Pursuant to the Plan, certain management and highly compensated employees are eligible to defer all or a portion of their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation, and non-employee directors are eligible to defer up to 100% of their compensation. The liability, which is included in “Other long-term liabilities” under the Plan, amounted to $117 million as

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of April 3, 2015 and $129 million as of March 28, 2014. The Company’s expense under the Plan totaled $2 million, $9 million, and $8 million, for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

Multi-employer Pension Fund

In connection with certain multi-employer pension funds that are pursuant to collective bargaining agreements, the Company made contributions, generally at a stated hourly rate, to one multi-employer pension funds on behalf of its union-represented employees. This plan is within the Company's NPS segment. None of the contributions by the Company are individually significant to the multi-employer plans nor do they have a material impact on the Company's financial statements. The risks of participating in these multi-employer plans are different from single-employer plans. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The Company's contributions for fiscal year 2015 was negligible.

Note 16 - Stockholders’ Equity

Share Repurchase Program

In May 2014, the Company’s Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock, after completion of the prior $1 billion share repurchase program.

The Company repurchased shares through a combination of open market purchases and Accelerated Share Repurchase (ASR) arrangements, in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. No end date was established for the current repurchase program. The shares repurchased are retired immediately and included in the category of authorized but unissued shares. For accounting purposes, the excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings.

The Company's repurchases, under both the open market purchases and the ASR arrangements, is shown below:

Fiscal year	Number of shares repurchased	Average price per share	Amount (In millions)
2015
Open market purchases (1)	7,560,358	$60.71	$459
ASR (3)	4,155,193	$66.69	277
Total	11,715,551	$62.83	$736
2014
Open market purchases (2)	9,773,469	$51.65	$505
2013
Open market purchases	6,707,652	$45.47	$305

(1)	Includes $6 million paid during the first quarter of fiscal 2015 for shares purchased during the fourth quarter of fiscal 2014 that had not yet settled as of March 28, 2014.

(2)	Includes $22 million paid during the first quarter of fiscal 2014 for shares purchased during the fourth quarter of fiscal 2013 that had not yet settled as of March 29, 2013.

(3)	Reflects initial number of shares repurchased. Final number of shares repurchased will be determined at the maturity of the ASR arrangement.

During fiscal 2015, the Company entered into two ASR arrangements with a financial institution. Both of these ASR arrangements are characterized by a) upfront cash payments by the Company against which it received an initial delivery of shares, and b) a true-up of the number of shares received, at maturity of the ASR arrangement, based on the volume weighted-average price of shares during the term of the ASR arrangement. In addition, both the ASR arrangements have prepaid contingent delivery provisions, which require the financial institution to deliver additional shares if the Company's stock price is below a predetermined price, on certain predetermined dates. However, in the event the Company's stock

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price exceeds the predetermined price, the prepaid amounts would be returned to the Company as cash or shares at the Company's option. Both the ASR arrangements met all applicable criteria for equity classification and, therefore, were not accounted for as derivative instruments. The amount of prepaid consideration for contingent delivery of shares, associated with the fourth quarter ASR arrangement, was recorded as contra-equity.

The details of the two fiscal 2015 ASR arrangements are as follows:

Program	Contract maturity	Total value of ASR (in millions)	Number of shares repurchased	Consideration for initial purchase (in millions)	Average price per share
Second quarter ASR arrangement (1)	November 6, 2014	$125	1,290,481	$75	$58.12
Fourth quarter ASR arrangement (2)	November 8, 2015	302	2,864,712	202	$70.55
Total		$427	4,155,193	$277	$66.69

(1)	In the third quarter of fiscal 2015, the Company received an additional 31,830 shares and a refund of the $50 million prepayment in cash upon settlement of the second quarter ASR arrangement.

(2)
Consideration includes transaction costs. The final number of shares ultimately delivered and therefore the average price paid per share will be determined at maturity of the fourth quarter ASR arrangement. CSC may receive a refund of $100 million prepayment in cash or shares upon settlement of the fourth quarter ASR arrangement.

Treasury Stock Transactions

In fiscal 2015, 2014, and 2013 the Company accepted 121,350, 168,739, and 91,921 shares of its common stock, respectively, in lieu of cash in connection with exercise of stock options. In fiscal 2015, 2014, and 2013, the Company accepted 330,037, 160,753, and 209,056 shares of its common stock, respectively, in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and restricted stock units.

Dividends

During fiscal 2015, the Company declared cash dividends per common share of $0.92 totaling $131 million. Of the total dividends declared, $32 million was declared but unpaid as of April 3, 2015. Such dividends were paid on April 24, 2015.

During fiscal 2014, the Company declared cash dividends per common share of $0.80 totaling $118 million. Of the total dividends declared, $29 million was unpaid as of March 28, 2014.

Similarly, during fiscal 2013, the Company declared cash dividends per common share of $0.80 totaling $123 million. Of the total dividends declared, $30 million was unpaid as of March 29, 2013.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss (Income)

The following tables show the activity in the components of other comprehensive loss, including the respective tax effects, and reclassification adjustments for the years ended April 3, 2015, March 28, 2014, and March 29, 2013, respectively:

For the year ended April 3, 2015 (Amounts in millions)	Before Tax Amount	Tax Impact Increase/(Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$(307)	$(3)	$(310)
Loss on foreign currency forward and option contracts	(2)	—	(2)
Pension and other post-retirement benefit plans adjustments:
Prior service credit (1)	94	(37)	57
Amortization of transition obligation (2)	1	—	1
Amortization of prior service (cost) (2)	(23)	7	(16)
Total pension and other post-retirement benefit plans	72	(30)	42
Total other comprehensive loss	$(237)	$(33)	$(270)

(1)	Represents the result of remeasurement of the U.S. OPEB benefit obligations (see Note 15).

(2)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic post-retirement benefit cost (see Note 15).

For the year ended March 28, 2014 (Amounts in millions)	Before Tax Amount	Tax Impact Increase/(Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$(79)	$(2)	$(81)
Pension and other post-retirement benefit plans:
Prior service credit (1)	265	—	265
Amortization of transition obligation (2)	1	—	1
Amortization of prior service (cost) (2)	(5)	1	(4)
Foreign currency exchange (loss) gain	2	—	2
Total pension and other post-retirement benefit plans	263	1	264
Total other comprehensive income (loss)	$184	$(1)	$183

(1)	Represents the result of remeasurement of the pension liability associated primarily with plans in the U.K.(see Note 15).

(2)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic post-retirement benefit cost (see Note 15).

For the year ended March 29, 2013 (Amounts in millions)	Before Tax Amount	Tax Impact Increase/(Decrease)	Net of Tax Amount
Foreign currency translation adjustments	$(104)	$12	$(92)
Pension and other post-retirement benefit plans:
Prior service (cost)	27	(8)	19
Amortization of transition obligation (1)	1	—	1
Amortization of prior service (costs) (1)	(1)	1	—
Foreign currency exchange loss	—	(8)	(8)
Total pension and other post-retirement benefit plans	27	(15)	12
Total other comprehensive loss	$(77)	$(3)	$(80)

(1)
Represents current period reclassification out of accumulated other comprehensive loss. The reclassified amounts are included in the net periodic pension cost and net periodic post-retirement benefit cost (see Note 15).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in accumulated other comprehensive gain (loss) for fiscal 2015, 2014, and 2013:

(Amounts in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 30, 2012	$167	$—	21	188
Current-period other comprehensive (loss), net of taxes	(92)	—	11	(81)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	1	1
Balance at March 29, 2013	$75	$—	33	108
Current-period other comprehensive income (loss), net of taxes	(81)	—	267	186
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(15)	(15)
Balance at March 28, 2014	$(6)	$—	$285	$279
Current-period other comprehensive (loss) income, net of taxes	(310)	(2)	57	(255)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(3)	(3)
Balance at April 3, 2015	$(316)	$(2)	$339	$21

Note 17 - Stock Incentive Plans

Employee Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company’s overall stock-based compensation granting practice has not changed significantly year over year. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock awards and the settlement of restricted stock units (RSU). There were no restricted stock awards outstanding during fiscal years 2015, fiscal 2014, and fiscal 2013. As of April 3, 2015, 15,959,036 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees.

The Company recognized stock-based compensation expense for fiscal 2015, fiscal 2014, and fiscal 2013 as follows:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Cost of services	$19	$25	$22
Selling, general and administrative	49	48	27
Total	$68	$73	$49
Total, net of tax	$43	$46	$31

Stock-based compensation for fiscal 2015 decreased $5 million when compared to the prior year. The decrease was primarily due to $25 million of lower expense on account of higher forfeitures for terminating employees. The decrease was partially offset by $12 million of fiscal 2015 option and RSU grants, impacted by the Company's higher stock price, and $8 million higher expense associated with the RSUs granted to the employees of ServiceMesh, which was acquired in the third quarter of fiscal 2014.

The $24 million increase in the stock-based compensation expense during fiscal 2014 was primarily due to adjustments for actual and expected achievement of the specified performance criteria for certain performance-based RSUs that increased the expense by $21 million, and due to an increased number of RSUs granted during fiscal 2014 at a higher CSC stock price, which increased expense by $13 million. Included in the $13 million increase was an increase of $6 million due to RSUs granted to ServiceMesh employees. These increases in expense were partially offset by an adjustment to reflect actual forfeitures of stock options and RSUs during fiscal 2014 that reduced expense by $9 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. In determining the overall risk-free interest rate for fiscal 2015, a range of interest rates from 1.54% to 2.35% was applied depending on the expected life of the grant. The range of volatility used for fiscal 2015 was 30% to 34%. The dividend yield assumption was based on the respective fiscal year dividend payouts. Forfeitures are estimated based on historical experience and adjustments are made annually to reflect actual forfeiture experience.

The weighted average grant date fair values of stock options granted during fiscal 2015, fiscal 2014, and fiscal 2013 were $18.32, $13.34, and $7.37 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Fiscal Year
	2015	2014	2013
Risk-free interest rate	2.07%	1.32%	1.15%
Expected volatility	33%	34%	36%
Expected term (in years)	6.22	6.48	6.59
Dividend yield	1.50%	1.71%	2.86%

During fiscal 2015, fiscal 2014, and fiscal 2013, the Company's actual tax benefit realized for tax deductions from exercising stock options was of $51 million, $26 million, and $9 million, respectively, and an excess tax benefit of $18 million, $8 million, and $3 million, respectively, related to all of its stock incentive plans.

Stock Options

The Company’s standard vesting schedule for stock options is one-third on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans during fiscal 2015, fiscal 2014, and fiscal 2013 is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding as of March 30, 2012	17,733,562	$46.13	5.08	$1
Granted	3,707,172	27.46
Exercised	(1,497,686)	39.27		10
Canceled/Forfeited	(1,113,422)	35.36
Expired	(3,689,059)	45.28
Outstanding as of March 29, 2013	15,140,567	43.23	5.45	113
Granted	2,199,369	45.20
Exercised	(5,015,849)	44.10		53
Canceled/Forfeited	(1,247,511)	33.89
Expired	(1,246,965)	52.05
Outstanding as of March 28, 2014	9,829,611	43.30	5.73	167
Granted	1,331,862	60.89
Exercised	(4,476,715)	45.19		82
Canceled/Forfeited	(1,057,332)	42.67
Expired	(71,117)	45.53
Outstanding as of April 3, 2015	5,556,309	46.08	5.93	107
Vested and expected to vest in the future as of April 3, 2015	5,436,550	45.84	5.87	106
Exercisable as of April 3, 2015	3,318,051	43.19	4.20	74

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	April 3, 2015
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$23.06 - $44.65	2,706,562	$36.39	6.64	1,675,961	$34.65
$44.89 - $60.90	2,756,837	55.03	5.15	1,633,753	51.85
$61.93 - $63.06	92,910	62.62	8.58	8,337	62.36
	5,556,309			3,318,051

The total grant date fair value of stock options vested during fiscal 2015, fiscal 2014, and fiscal 2013, was $9 million, $14 million, and $20 million, respectively. The cash received from stock options exercised during fiscal 2015, fiscal 2014, and fiscal 2013, was $196 million, $214 million, and $55 million, respectively.

As of April 3, 2015, there was $28 million of unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 1.69 years.

Restricted Stock Units

RSUs consist of equity awards with the right to receive one share of common stock of the Company issued at a price of $0. RSUs generally vest over periods of three to five years. Upon the settlement date, RSUs are settled in shares of CSC common stock and dividend equivalents. If, prior to the vesting of the RSU grant in full, the employee’s status as a full-time employee is terminated, then the RSU grant is automatically canceled on the employment termination date and any unvested shares and dividend equivalents are forfeited.

Certain executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive's separation from service as a full-time employee, provided the executive complies with certain non-competition covenants during the ten-year period following the executive's separation of service. For certain executives who joined the company in fiscal year 2013 and after, the awards vest at age 62, or 50% of the award vests at age 55 with 5 years' service with an additional 10% vesting each additional year of service up to 10 years of service. Prior to fiscal year 2013, awards vested at age 65 or age 55 with 10 years of service.

The Company also grants performance-based restricted stock units (PSUs). PSUs, generally vest over period of three years. The number of performance-based RSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a three-year period. Awards are settled for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period if the specified performance criteria is met. Beginning in fiscal 2013, PSU awards granted include the potential for accelerated vesting of 25% of the shares granted after the first and second fiscal years if certain company performance targets are met early. Compensation expense during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. In the first quarter of fiscal 2015, shares were settled due to meeting the company performance targets in fiscal year 2014. The probable achievement was also increased to the maximum payout based on management's expectation of meeting the performance criteria resulting in additional expense recognized. In the table below, such awards are reflected at the number of shares originally granted.

Information concerning RSUs (including PSUs) granted under the stock incentive plans during fiscal 2015, fiscal 2014, and fiscal 2013, is as follows:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Fair Value
Outstanding as of March 30, 2012	1,740,925	$40.29
Granted	1,724,639	26.12
Settled	(423,321)	33.17
Canceled/Forfeited	(778,971)	38.27
Outstanding as of March 29, 2013	2,263,272	31.53
Granted	2,018,416	49.05
Settled	(464,293)	33.06
Canceled/Forfeited	(629,654)	38.11
Outstanding as of March 28, 2014	3,187,741	41.34
Granted	1,000,150	60.91
Settled	(829,861)	40.81
Canceled/Forfeited	(778,355)	42.62
Outstanding as of April 3, 2015	2,579,675	48.70

As of April 3, 2015, there was $78 million total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.86 years.

Non-employee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to non-employee directors upon terms approved by the Company’s Board of Directors. As of April 3, 2015, 175,300 shares of CSC common stock remained available for the grant to nonemployee directors of future RSUs or other stock-based incentives.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning RSUs granted to non-employee directors during fiscal 2015, fiscal 2014, and fiscal 2013 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of March 30, 2012	196,361	$42.81
Granted	42,800	30.30
Settled	(50,716)	43.30
Canceled/Forfeited	—	—
Outstanding as of March 29, 2013	188,445	39.85
Granted	25,000	51.55
Settled	(29,299)	35.81
Canceled/Forfeited	—	—
Outstanding as of March 28, 2014	184,146	42.07
Granted	22,100	59.63
Settled	(62,260)	44.10
Canceled/Forfeited	—	—
Outstanding as of April 3, 2015	143,986	43.88

Note 18 - Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Interest	$144	$140	$186
Taxes on income, net of refunds	146	122	214

Non-cash investing activities include the following:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Capital expenditures in accounts payable and accrued expenses	$39	$45	$32
Capital expenditures through capital lease obligations	24	149	181
Assets acquired under long-term financing	64	49	26

Non-cash financing activities for the years ended April 3, 2015, March 28, 2014 and March 29, 2013 included common stock dividends declared but not yet paid of $32 million, $29 million and $30 million, respectively. Non-cash financing activities also included shares repurchased under the stock repurchase plan but not settled of $6 million and $22 million as of March 28, 2014 and March 29, 2013, respectively. All shares repurchased under the stock repurchase plan in fiscal 2015 were settled as of April 3, 2015.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Other (Income) Expense, Net

The components of other (income) expense, net for fiscal 2015, fiscal 2014, and fiscal 2013 are:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Foreign currency loss	$11	$15	$17
Other losses (gains)	1	3	(42)
Total	$12	$18	$(25)

Foreign currency losses are due to the impact of movement in foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities, the related hedges including options to manage its exposure to economic risk, and the cost of the Company’s hedging program.

For fiscal years 2015, 2014, and 2013 the net foreign currency losses were $11 million, $15 million, and $17 million, respectively, including forward point (income) expense of $(6) million, $(2) million, and $5 million, respectively. The foreign currency losses were primarily a result of unfavorable movements of foreign currency exchange rates used to fair value the Company's foreign currency option and forward contracts and the related foreign currency denominated assets and liabilities.

Other gains for fiscal 2013 primarily included a gain of $38 million related to the sale of Paxus, the Company's Australian staffing business.

Note 20 - Segment and Geographic Information

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
North American Public Sector (NPS) – NPS delivers IT, mission, and operations-related services to the Department of Defense, civil agencies of the U.S. federal government, as well as state and local government agencies. Commensurate with the Company's strategy of leading the next generation of IT services, NPS is leveraging our commercial best practices and next-generation offerings to bring more cost-effective IT solutions to government agencies which are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for NPS offerings are driven by evolving government priorities such as: 1) migration to next-generation IT solutions, which includes hybrid cloud infrastructure, application modernization and orchestration, 2) mission intelligence driven by big data solutions, 3) health IT and informatics, and 4) cyber security.

The following table summarizes the operating results by reportable segment:

Twelve Months Ended
(Amounts in millions)	GBS	GIS	NPS	Corporate	Total
April 3, 2015
Revenues	$4,036	$4,080	$4,057	$—	$12,173
Operating income (loss)	405	162	591	(70)	1,088
Depreciation and amortization	149	673	137	18	977

March 28, 2014
Revenues	$4,321	$4,578	$4,099	$—	$12,998
Operating income (loss)	574	382	524	(64)	1,416
Depreciation and amortization	152	704	148	14	1,018

March 29, 2013
Revenues	$4,844	$4,689	$4,662	$—	$14,195
Operating income (loss)	401	162	511	(113)	961
Depreciation and amortization	176	722	158	14	1,070

Operating income (loss) provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation.

Reconciliation of consolidated operating income to (loss) income from continuing operations before taxes is as follows:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Operating income (1)	$1,088	$1,416	$961
Corporate G&A	(242)	(263)	(293)
Pension & OPEB actuarial (losses) gains	(782)	259	(297)
SEC settlement related charges and other (2)	(200)	—	—
Interest expense	(148)	(147)	(183)
Interest income	20	16	22
Other income (expense), net	(12)	(18)	25
(Loss) income from continuing operations before taxes	$(276)	$1,263	$235

(1) The impact of the change in pension accounting policy was an increase in operating income of $263 million, $94 million, and $83 million for the twelve months ended April 3, 2015, March 28, 2014, and March 29, 2013, respectively.
(2) This item primarily relates to the SEC investigation settlement (see Note 2).

Revenue by country is based on the location of the selling business unit. Property and equipment, total assets and capital expenditures (purchase of property and equipment) information is based on the physical location of the asset. Geographic

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenue, property and equipment, net, total assets, and capital expenditures for the three years ended April 3, 2015, March 28, 2014, and March 29, 2013, are as follows:

	April 3, 2015
(Amounts in millions)	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$7,322	$1,721	$1,928	$1,202	$12,173
Property and Equipment, net	978	257	176	172	1,583
Total Assets	5,956	1,620	1,189	1,436	10,201
Capital Expenditures	225	58	73	50	406

	March 28, 2014
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$7,766	$1,699	$2,150	$1,383	$12,998
Property and Equipment, net	1,177	335	253	266	2,031
Total Assets	6,728	1,614	1,473	1,574	11,389
Capital Expenditures	333	89	85	88	595

	March 29, 2013
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$8,571	$1,729	$2,193	$1,702	$14,195
Property and Equipment, net	1,273	320	217	374	2,184
Total Assets	6,454	1,389	1,487	1,921	11,251
Capital Expenditures	290	70	80	128	568

The Company derives a significant portion of its revenues from departments and agencies of the U.S. federal government, which accounted for 31%, 30%, and 31% of the Company’s revenues for fiscal 2015, fiscal 2014, and fiscal 2013, respectively. As of April 3, 2015 and March 28, 2014, approximately 30% and 25% of the Company’s net accounts receivables was due from the U.S. federal government. No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2015, fiscal 2014, or fiscal 2013.

Note 21 - Restructuring Costs

The Company recorded restructuring costs of $261 million, $76 million, and $264 million for fiscal years 2015, 2014, and 2013, respectively.

Fiscal 2015 Plan

In June 2014, the Company initiated restructuring actions (the Fiscal 2015 Plan) across its business segments. The objectives of the Fiscal 2015 Plan are to further reduce headcount in order to align resources to support business needs. Total restructuring costs for the Fiscal 2015 Plan recorded during fiscal 2015 were $273 million, and consisted mainly of termination benefits associated with the workforce reductions, including $10 million of pension benefit augmentation. As part of this plan, the Company took a restructuring charge of $246 million in the fourth quarter of fiscal 2015 to accelerate the efforts to optimize the workforce in high cost markets, particularly in Europe, address its labor pyramid and right-shore its labor mix.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the restructuring liability for the Fiscal 2015 Plan as of April 3, 2015 is as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Less: costs not affecting restructuring liability (1)	Cash Paid	Other(2)	Restructuring liability as of April 3, 2015
Workforce reductions	$—	$265	$(10)	$(21)	$(4)	$230
Facilities costs	—	8	(3)	—	—	$5
	$—	$273	$(13)	$(21)	$(4)	$235

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

(2)	Foreign currency translation adjustments.

Fiscal 2013 Plan

In September 2012, the Company initiated restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan were to (i) further increase the use of lower cost off-shore resources, (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers and (iii) optimize utilization of facilities. Actions under the Fiscal 2013 Plan commenced in September 2012 and continued through fiscal 2014. The expense reduction in fiscal 2015 was due to cancellation of a portion of a restructuring plan in a region, as well as revisions on plans that were executed at lower than expected costs.

Total restructuring costs for the Fiscal 2013 Plan recorded during fiscal 2015, 2014, and 2013 were $(12) million, $74 million, and $233 million, respectively, including pension benefit augmentations of $(7) million, $22 million, and $21 million, respectively, that are owed to certain employees in accordance with legal or contractual obligations, and which will be paid out over several years as part of normal pension distributions. The total restructuring costs recorded during fiscal 2013 also included $17 million of professional fees incurred for restructuring related consultancy.

The composition of the restructuring liability for the Fiscal 2013 Plan as of April 3, 2015 is as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Less: costs not affecting restructuring liability (1)	Cash paid	Other(2)	Restructuring liability as of April 3, 2015
Workforce reductions	$70	$(13)	$7	$(57)	$(4)	$3
Facilities costs	13	1	—	(8)	—	6
	$83	$(12)	$7	$(65)	$(4)	$9

(1)    Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.
(2)    Foreign currency translation adjustments.

The composition of the restructuring liability for the Fiscal 2013 Plan as of March 28, 2014 was as follows:

(Amounts in millions)	Restructuring liability as of March 29, 2013	Costs expensed in fiscal 2014	Less: costs not affecting restructuring liability (1)	Cash paid	Other(3)	Restructuring liability as of March 28, 2014
Workforce reductions	$155	$63	$(22)	$(130)	$4	$70
Facilities costs	10	11	—	(8)	—	13
Other(2)	11	—	—	(11)	—	—
	$176	$74	$(22)	$(149)	$4	$83

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

(2)	Other direct costs associated with the restructuring program.

(3)	Foreign currency translation adjustments.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The restructuring costs for the Fiscal 2012 plan recorded during fiscal 2015, 2014, and 2013 were $0 million, $2 million, and $31 million, respectively, and were associated primarily with employee terminations.

The composition of the restructuring liability for the Fiscal 2012 plan as of April 3, 2015 is as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Less: costs not affecting restructuring liability	Cash paid	Other (1)	Restructuring liability as of April 3, 2015
Facilities costs	2	—	—	(2)	1	1

(1) Foreign currency translation adjustments.

The composition of the restructuring liability for the Fiscal 2012 plan as of March 28, 2014 was as follows:

(Amounts in millions)	Restructuring liability as of March 29, 2013	Costs expensed in fiscal 2014	Cash paid	Other (1)	Restructuring liability as of March 28, 2014
Workforce reductions	$9	$2	$(10)	$(1)	$—
Facilities costs	5	—	(3)	—	2
Total	$14	$2	$(13)	$(1)	$2

(1) Foreign currency translation adjustments and reclassification of $1 million to liabilities held for sale related to the small software business that CSC committed to sell in fiscal 2014 and completed in fiscal 2015 (see Note 5).

The composition of restructuring costs by segment for fiscal years 2015, 2014, and 2013 is as follows:

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
GBS	$137	$46	$87
GIS	114	28	142
NPS	5	2	13
Corporate	5	—	22
Total	$261	$76	$264

Of the total $245 million restructuring liability as of April 3, 2015, $244 million is included in accrued expenses and other current liabilities and $1 million is included in other long-term liabilities. Of the total $85 million restructuring liability as of March 28, 2014, $83 million was included in accrued expenses and other current liabilities and $2 million was included in other long-term liabilities.

The composition of restructuring expenses for fiscal years 2015, 2014, and 2013 by financial statement line item is as follows:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
(Amounts in millions)	April 3, 2015	March 28, 2014	March 29, 2013
Cost of services	$253	$70	$238
Selling, general and administrative	8	6	26
Total	$261	$76	$264

Note 22 - Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $209 million, $280 million, and $319 million, for the years ended April 3, 2015, March 28, 2014, and March 29, 2013, respectively. In addition, the Company also has $22 million of sublease income to be received through fiscal 2020.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at April 3, 2015, are as follows:

Fiscal Year
(Amounts in millions)	Real Estate	Equipment
2016	$134	$26
2017	111	13
2018	71	4
2019	50	2
2020	33	—
Thereafter	25	—
	$424	$45

The Company has signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to six years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all or a portion of the shortfall. Minimum purchase commitments are $331 million in fiscal 2016, $308 million in fiscal 2017, $178 million in fiscal 2018, $8 million in fiscal 2019, $8 million in fiscal 2020, and $7 million thereafter.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of April 3, 2015, the Company had $81 million of outstanding letters of credit and $28 million of surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of April 3, 2015, the Company had $42 million of outstanding stand-by letters of credit. Generally, such guarantees have a one-year term and are renewed annually.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of April 3, 2015:

(Amounts in millions)	Fiscal 2016	Fiscal 2017	Fiscal 2018 and thereafter	Total
Surety bonds	$28	$—	$—	$28
Letters of credit	47	2	32	81
Stand-by letters of credit	39	—	3	42
Total	$114	$2	$35	$151

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

Contingencies

As previously disclosed, on January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation. That investigation covered a range of matters as previously disclosed by the Company, including certain of the Company’s prior disclosures and accounting determinations. During the first quarter of fiscal 2016, the Company’s previously agreed upon settlement with the SEC was formally approved by the SEC and became effective on June 5, 2015. For additional information, see Note 2.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As the result of the 90-day suspension, as extended, and other actions and inactions by the State in performance of its obligations under and management of the Contract, the Company filed a second set of Claims with the State Board (Claims #2A-D). Claim #2A, in the amount of $77 million, asserts that the Company's contractual undertaking did not include an agreement to receive reduced and delayed payments, and the State's unilateral imposition of such reductions and delays, together with the other factors result in a material change to the Contract entitling the Company to compensation for all costs incurred to date, including all liabilities incurred, and fee, as well as expected profit under the full contract. Alternatively, Claim #2B, in the amount of $65 million, asserts that the Maryland General Assembly's reduction to the appropriations for the MERP Project for fiscal 2015 effectively cancels the MERP Contract, entitling the Company to recover all costs incurred to date including all liabilities incurred, and a reasonable allowance for profit on costs and liabilities. Similarly, Claims #2C, also in the amount of $65 million, asserts that the State's actions, inactions, and decisions amount to a constructive termination for convenience entitling the Company to recover all costs incurred to date including, all liabilities incurred, and reasonable allowance for profit on costs and liabilities. Claim #2D is a claim for suspension costs during the 90-day period of $3 million, including labor costs, facilities costs and other costs needed to remain ready to re-start program. Due to the new claims, management assessed the adequacy of contract reserves and concluded that such reserves were adequate. Since April 2015, CSC and the State have been in negotiations, including the matters in litigation before the State Board, and the contract has been extended to accommodate those discussions.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 12, 2015, the Company and its wholly owned subsidiary, ServiceMesh Inc. (SMI), filed a civil complaint in the Court of Chancery of the State of Delaware against Eric Pulier (C.A. No. 11011-VCP). The Company acquired SMI on November 15, 2013. The purchase consideration included a cash payment at closing, as well as additional contingent consideration based on a contractually defined multiple of SMI’s revenues during a specified period ending January 31, 2014 (the Earnout Payment), all as set forth in the purchase agreement governing the acquisition. Before the acquisition, Mr. Pulier was the chief executive officer, chairman and one of the largest equity holders of SMI. Following the acquisition, Mr. Pulier became employed by the Company, at which time he executed a retention agreement pursuant to which he received a grant of restricted stock units of the Company and agreed to be bound by the Company’s rules and policies, including the Company’s Code of Business Conduct.

In March 2015, the Company became aware of, and began its own investigation into the circumstances surrounding, the arrests of two former employees of the Commonwealth Bank of Australia Ltd. (CBA) in connection with payments allegedly received by them, either directly or indirectly, from Mr. Pulier. SMI and CBA had entered into several contracts with each other, including contracts that contributed to the Earnout Payment. In April 2015, the Company was contacted by the Australian Federal Police regarding the alleged payments. The Company is cooperating with and assisting the Australian authorities in their investigation of this matter.

The Company and SMI’s complaint against Mr. Pulier asserts claims for (i) breach of the purchase agreement, (ii) breach of the implied covenant of good faith and fair dealing in the purchase agreement, (iii) fraud, (iv) fraud by omission, (v) breach of his retention agreement, (vi) breach of the implied covenant of good faith and fair dealing in his retention agreement and (vii) breach of fiduciary duty. The complaint seeks recovery of payments made to Mr. Pulier under the purchase agreement, the value of Mr. Pulier’s vested restricted stock units of the Company granted to him under his retention agreement and the full amount of the Earnout Payment, which was approximately $98 million. Mr. Pulier filed a motion to dismiss the complaint on May 28, 2015, but has not yet filed an opening brief in support of such motion. The Company also has asserted claims for indemnification related to this matter under the purchase agreement. The Company’s investigation of this matter is ongoing.

Publicity surrounding any of the foregoing matters could have an adverse impact on the Company’s reputation, financial condition, results of operations or cash flows. The Company is unable to estimate with confidence or certainty any possible loss or range of loss associated with these matters at this time.

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

Note 23 - Subsequent Events

On April 21, 2015, CSC entered into a Master Accounts Receivable Purchase Agreement with The Royal Bank of Scotland, Plc. as Purchaser along with Mitsubishi UFJ Financial Group Ltd. and Bank of Nova Scotia, each as a Participant. The agreement results in the continuous non-recourse true sale of eligible receivables, and establishes a receivables purchase facility (the "Facility") that provides for up to $450 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions. The Facility is an uncommitted facility that has a term of one year, unless terminated earlier. Under the Facility, the Company will sell eligible NPS segment receivables, including both receivables that have already been billed under an invoice and also certain unbilled receivables arising from contracts where the Company has performed work under a “cost plus fixed fee” or “time and materials” contract and other required

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conditions. The Company expects to use the proceeds from receivables sales under the Facility for general corporate purposes.

On April 27, 2015, the Company completed the divestiture of its wholly-owned subsidiary, Welkin Associates Limited (Welkin), a provider of systems engineering and technical assistance services to the intelligence community and other Department of Defense clients. Total consideration received was $34 million, and the after-tax gain on sale is estimated to be $14 million. The Welkin business was a part of CSC's NPS segment.

On May 19, 2015, the Company's board of directors unanimously approved the announcement of a plan to separate (the “Separation”) CSC’s North American Public Sector business into an independent publicly traded company ("CSC - U.S. Public Sector"), the shares of which would be spun off in a distribution to holders of CSC shares on the record date. After the Separation, CSC would focus on serving commercial clients globally and public sector clients outside the United States. The Separation is intended to be tax free for federal income tax purposes. The Company also announced an intention to pay a special dividend of approximately $1.5 billion (or $10.50 per share) in cash concurrent with the Separation. Completion of the Separation will be subject to customary conditions, including final approval of the Company's board of directors, the receipt of a favorable legal opinion from counsel with respect to the tax-free nature of the Separation, and the effectiveness of a Form 10 filing with the U.S. Securities and Exchange Commission.

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2015
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,237	$3,080	$2,947	$2,909
Costs of services (excludes depreciation and amortization and restructuring costs)	2,364	2,207	2,530	2,433
Selling, general, and administrative - SEC settlement related charges	—	—	195	2
Restructuring costs	10	(7)	12	246
Income (loss) from continuing operations before taxes	214	245	(418)	(317)
Income (loss) from continuing operations, net of taxes	159	177	(313)	13
(Loss) income from discontinued operations, net of taxes	(8)	(21)	—	—
Net income (loss) attributable to CSC common shareholders	146	151	(314)	9

Earnings (loss) per common share continuing operations(1)
Basic
Income (loss) from continuing operations	$1.06	$1.20	$(2.23)	$0.06
Loss from discontinued operations	$(0.06)	$(0.15)	$—	$—
Diluted
Income (loss) from continuing operations	$1.03	$1.18	$(2.23)	$0.06
Loss from discontinued operations	$(0.05)	$(0.14)	$—	$—

Cash dividend per common share	$0.23	$0.23	$0.23	$0.23

	Fiscal 2014(2)
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,254	$3,187	$3,228	$3,329
Costs of services (excludes depreciation and amortization and restructuring costs)	2,437	2,317	2,261	2,257
Restructuring costs	7	15	11	43
Income from continuing operations before taxes	234	239	358	432
Income from continuing operations, net of taxes	161	162	281	276
Income (loss) from discontinued operations, net of taxes	16	80	(5)	(3)
Net income attributable to CSC common shareholders	174	232	271	270

Earnings (loss) per common share continuing operations(1)
Basic
Income from continuing operations	$1.05	$1.03	$1.88	$1.87
Income (loss) from discontinued operations	$0.11	$0.54	$(0.03)	$(0.02)
Diluted
Income from continuing operations	$1.03	$1.01	$1.84	$1.83
Income (loss) from discontinued operations	$0.11	$0.53	$(0.03)	$(0.02)

Cash dividend per common share	$0.20	$0.20	$0.20	$0.20

(1)
Quarterly earnings per share (EPS) amounts may not total to the full year EPS. EPS is calculated based on weighted average shares outstanding for the period. Quarterly weighted average shares may not equal the full year weighted average shares for the fiscal year.

As noted in Note 3, the Company has changed its accounting policy for the recognition of actuarial gains and losses and settlements for its defined benefit pension and other post-employment benefit plans. The following tables present the effects of retrospectively applying the change in the pension accounting policies on select line items of the Consolidated Statement of Operations for the fourth quarter of fiscal 2015 and fiscal 2014:

Impact on Consolidated Statements of Operations

	Quarter ended April 3, 2015
	Previous accounting methods	As Reported	Impact of change in accounting method
(Amounts in millions, except per-share amounts)			Increase/(Decrease)
Costs of services	$2,177	$2,433	$256
Selling, general and administrative expenses	243	294	51
Loss from continuing operations, before taxes	(10)	(317)	(307)
Income tax benefit	(282)	(330)	(48)
Income from continuing operations	272	13	(259)
Net income	272	13	(259)
Net income attributable to CSC common stockholders	270	9	(261)
Basic EPS - Continuing operations	$1.92	$0.06	$(1.86)
Diluted EPS - Continuing operations	$1.89	$0.06	$(1.83)

	Quarter ended March 28, 2014
	As previously reported	As Reported	Impact of change in accounting method
(Amounts in millions, except per-share amounts)			Increase/(Decrease)
Costs of services	$2,411	$2,257	$(154)
Selling, general and administrative expenses	316	300	(16)
Income from continuing operations, before taxes	262	432	170
Income tax expense	83	156	73
Income from continuing operations	179	276	97
Net income	176	273	97
Net income attributable to noncontrolling interest, net of tax	2	3	1
Net income attributable to CSC common stockholders	174	270	96
Basic EPS - Continuing operations	$1.21	$1.87	$0.66
Diluted EPS - Continuing operations	$1.19	$1.83	$0.64

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)	Balance, beginning of period	Charged to cost and expenses	Other(1)	Deductions	Balance, end of period
For the year ended April 3, 2015:
Allowance for doubtful receivables	$48	$2	$(4)	$(5)	$41
For the year ended March 28, 2014:
Allowance for doubtful receivables	48	4	(2)	(2)	48
For the year ended March 29, 2013:
Allowance for doubtful receivables	51	16	(1)	(18)	48

(1)	Includes balances from acquisitions and changes in foreign currency exchange rates.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of April 3, 2015 to ensure (i) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2015.

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

As of the end of the Company’s fiscal year 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of April 3, 2015, was effective.

The Company’s internal control over financial reporting as of April 3, 2015, has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on page 128.

Date: June 8, 2015

Changes in Internal Controls Over Financial Reporting

There were no changes in internal controls during the quarter ended April 3, 2015, which materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Computer Sciences Corporation
Falls Church, Virginia

We have audited the internal control over financial reporting of Computer Sciences Corporation and subsidiaries (the "Company") as of April 3, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2015, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended April 3, 2015 of the Company and our report dated June 8, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 8, 2015

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers of the Company is included in Part I under the caption “Executive Officers of the Registrant.” Other information required by this Item will appear in the Proxy Statement under the headings “Proposal 1-Election of Directors”; "Additional Information-Section 16(a) Beneficial Ownership Reporting Compliance"; “Corporate Governance”; and “Additional Information-Business for 2015 Annual Meeting,” which sections are incorporated herein by reference.

Information about the Code of Business Conduct governing our Chief Executive Officer, Chief Financial Officer, and Controller can be found on our website, www.csc.com, under the Investor Relations - Corporate Governance tab.

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

The following table gives information about our Common Stock that may be issued under our equity compensation plans as of April 3, 2015. See Note 17, “Stock Incentive Plans,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,279,970	$30.92	16,134,336	[1]
Equity compensation plans not approved by security holders	—	—	—
Total	8,279,970		16,134,336

1Includes 3,000 shares available for future issuance under the 2006 Non-Employee Director Incentive Plan. This plan permits shares to be issued pursuant to stock options, restricted stock, and RSUs. Includes 172,300 shares available for future issuance under the 2010 Non-Employee Director Incentive Plan. This plan permits shares to be issued pursuant to RSUs and restricted stock.

Includes 2,960,106 shares available for future issuance under the 2007 Incentive Plan. This plan permits shares to be issued pursuant to stock options, restricted stock or RSUs, or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs or any combination of the foregoing. Of the shares available for issuance under the 2007 plan, 2,960,106 shares are available for future grant as stock options with each option granted counted as one share against the available shares under such plan or assuming no options are granted, 1,480,053 shares are available for future awards of restricted stock or RSUs, after giving effect to the requirement set forth in the 2007 plan that a grant of one share of restricted stock or one RSU be counted as two shares against the available shares under such plan.

Includes 12,998,930 shares available for future granting under the 2011 Omnibus Incentive Plan. This plan permits shares to be issued pursuant to stock options, restricted stock or RSUs, or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs or any combination of the foregoing. Of the shares available for issuance under the 2011 Omnibus Incentive Plan, 12,998,930 shares are available for future grant as stock options with each option granted counted as one share against the available shares under such plan or assuming no options are granted, 6,499,465 shares are available for future awards of restricted stock or RSUs, after giving effect to the requirement set forth in the 2011 Omnibus Incentive Plan that a grant of one share of restricted stock or one RSU be counted as two shares against the available shares under such plan.

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

3.4
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
10.5
Master Loan and Security Agreement, dated as of May 28, 2014, among CSC Asset Funding I LLC, as Borrower, Computer Sciences Corporation, as Guarantor, Bank of America Leasing & Capital, LLC as Lender and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed May 30, 2014) (file number 14878500))

10.6
Master Accounts Receivable Purchase Agreement, dated as of April 21, 2015, by and between the Company, as seller, and The Royal Bank of Scotland PLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed April 27, 2015) (file number 15795683))

10.7
1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998) (filed August 14, 1998) (file number 98687059)

10.8
2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001) (filed June 29, 2001) (file number 1672145)

10.9
2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004) (filed June 30, 2004) (file number 04890067)

10.10
2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007) (filed June 29, 2007) (file number 07948632)

10.11
2011 Omnibus Incentive Plan(1), as amended and restated effective May 14, 2013 (incorporated by reference to Appendix C to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2013) (filed June 28, 2013) (file number 13940391)

10.12
Form of Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.13
Form of Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.14
Form of Stock Option Award Agreement under the 2004 Incentive Plan(1) (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.15
Form of International Stock Option Agreement for Employees(1) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.16
Form Stock Option Schedule for United Kingdom Employees under the 2001 Employee Incentive Plan(1) (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

10.17
Form of Restricted Stock Agreements for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005) (filed August 5, 2005) (file number 051002523)

10.18
Form of Service Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.19
Form of Performance Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.20
Form of Performance Based Restricted Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan(1) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.21
Form of Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.22
Form of Career Shares Restricted Stock Unit Award Agreement with J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.23
Form of Career Shares Restricted Stock Unit Award Agreement with Paul N. Saleh(1) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.24
Form of Career Shares Restricted Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan(1) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.25
Form of Career Shares Restricted Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan(1) (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.26
Form of International Service Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

10.27
Form of International Performance Based Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

10.28
Form of International Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) filed August 10, 2011) (file number 111024699)

10.29
Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2009) (filed May 29, 2009) (file number 09858607)

10.30
Supplemental Executive Retirement Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K) (filed December 4, 2007) (file number 071283050)

10.31
First Amendment to Supplemental Executive Retirement Plan(1) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31 , 2013) (file number 131180353)

10.32
Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K) (filed December 4, 2007) (file number 071283050)

10.33
First Amendment to the Supplemental Executive Retirement Plan No. 2(1) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31, 2013) (file number 131180353)

10.34	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K) (filed December 4, 2007) (file number 071283050)
10.35
First Amendment to the Excess Plan(1) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31, 2013) (file number 131180353)

10.36
Employment Agreement, dated February 7, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 7, 2012) (filed February 8, 2012) (file number 12581529)

10.37
Service Based Inducement Restricted Stock Unit Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012) (filed May 29, 2012) (file number 12874585)

10.38
Fiscal Year 2013 CEO Stock Option Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012) (filed May 29, 2012) (file number 12874585)

10.39
Fiscal Year 2014 CEO Stock Option Award Agreement, dated May 20, 2013, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.40
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

10.42
Form of International Performance Based Restricted Stock Unit Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file number 121016715)

10.43
Deferred Compensation Plan, amended and restated effective December 31, 2012(1) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2012) (filed February 6, 2013) (file number 13575189)

10.44	First Amendment to Deferred Compensation Plan(1) (filed herewith)

10.45
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 28, 2007) (filed November 1, 2007) (file number 071207160)

10.46
First Amendment to the Severance Plan for Senior Management and Key Employees(1) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31, 2013) (file number 131180353)

10.47
Form of Indemnification Agreement for officers and directors(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 2010) (filed February 22, 2010) (file number 10622679)

10.48
2010 Non-Employee Director Stock Incentive Plan(1), as amended and restated effective May 24, 2013 (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2013) (filed June 28, 2013) (file number 13940391)

10.49
1997 Nonemployee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997) (filed July 2, 1997) (file number 97635310)

10.50
2006 Nonemployee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006) (filed June 22, 2006) (file number 06918523)

10.51
Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005) (filed August 5, 2005) (file number 051002523)

10.52
Form of Amendment to Restricted Stock Unit Agreement for directors (1) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 5, 2005) (filed December 6, 2005) (file number 051246311)

10.53
Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

10.54
Form of Performance Stock Unit Agreement with Mr. J. Michael Lawrie (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2014 (filed August 12, 2014) (file number 141034640))

10.55	Service Based Restricted Stock Unit Award Agreement, dated May 15, 2014, between the Company and Romil Bahl (filed herewith)
10.56	Service Based Restricted Stock Unit Award Agreement, dated August 15, 2014, between the Company and Ashish Mahadwar (filed herewith)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
18.1
Preferability Letter on Change in Accounting Principle (incorporated by reference to Exhibit 18.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2014 (filed August 12, 2014) (file number 141034640))

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

COMPUTER SCIENCES CORPORATION

Dated:	June 8, 2015	By:	/s/ J. Michael Lawrie
		Name:	J. Michael Lawrie
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Lawrie	President, Chief Executive Officer and Director	June 8, 2015
J. Michael Lawrie	(Principal Executive Officer)

/s/ Paul N. Saleh	Executive Vice President and Chief Financial Officer	June 8, 2015
Paul N. Saleh	(Principal Financial Officer)

/s/ Diane E. Wilfong	Vice President and Controller	June 8, 2015
Diane E. Wilfong	(Principal Accounting Officer)

/s/ Rodney F. Chase	Chairman of the Board of Directors	June 8, 2015
Rodney F. Chase

/s/ David J. Barram	Director	June 8, 2015
David J. Barram

/s/ Erik Brynjolfsson	Director	June 8, 2015
Erik Brynjolfsson

/s/ Bruce B. Churchill	Director	June 8, 2015
Bruce B. Churchill

/s/ Nancy Killefer	Director	June 8, 2015
Nancy Killefer

/s/ Brian P. MacDonald	Director	June 8, 2015
Brian P. MacDonald

/s/ Sean O'Keefe	Director	June 8, 2015
Sean O'Keefe