Form 10-Q
period 2015-07-03
COMPUTER SCIENCES CORP
filed 2015-08-12
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 3, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
138,331,545 shares of Common Stock, $1.00 par value, were outstanding on July 24, 2015.

PART I. ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended
(Amounts in millions, except per-share amounts)	July 3, 2015	July 4, 2014

Revenues	$2,761	$3,237

Costs of services (excludes depreciation and amortization and restructuring costs)	2,026	2,364
Selling, general and administrative (excludes restructuring costs)	284	344
Depreciation and amortization	207	272
Restructuring costs	—	10
Separation costs	18	—
Interest expense	35	39
Interest income	(11)	(5)
Other income, net	(26)	(1)
Total costs and expenses	2,533	3,023

Income from continuing operations, before taxes	228	214
Income tax expense	64	55
Income from continuing operations	164	159
Loss from discontinued operations, net of taxes	—	(8)
Net income	164	151
Less: net income attributable to noncontrolling interest, net of tax	4	5
Net income attributable to CSC common stockholders	$160	$146

Earnings (loss) per common share
Basic:
Continuing operations	$1.16	$1.06
Discontinued operations	—	(0.06)
	$1.16	$1.00
Diluted:
Continuing operations	$1.14	$1.03
Discontinued operations	—	(0.05)
	$1.14	$0.98

Cash dividend per common share	$0.23	$0.23

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014

Net income	$164	$151

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	53	34
Gain (loss) on foreign currency forward contracts	2	(1)
Unrealized gain on available-for-sale securities	6	—
Pension and other post-retirement benefit plans	(7)	(1)
Other comprehensive income, net of taxes	54	32

Comprehensive income	218	183
Less: comprehensive income attributable to noncontrolling interest, net of taxes	4	5
Comprehensive income attributable to CSC common stockholders	$214	$178

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per-share data)	July 3, 2015	April 3, 2015

Current assets:
Cash and cash equivalents	$2,199	$2,098
Receivables, net of allowance for doubtful accounts of $43 (fiscal 2016) and $41 (fiscal 2015)	2,123	2,369
Prepaid expenses and other current assets	474	438
Total current assets	4,796	4,905

Property and equipment, net of accumulated depreciation of $3,599 (fiscal 2016) and $3,461 (fiscal 2015)	1,558	1,583
Software, net of accumulated amortization of $1,691 (fiscal 2016) and $1,642 (fiscal 2015)	747	751
Outsourcing contract costs, net of accumulated amortization of $490 (fiscal 2016) and $476 (fiscal 2015)	332	326
Goodwill, net	1,671	1,671
Other assets	1,012	965
Total Assets	$10,116	$10,201

Current liabilities:
Short-term debt and current maturities of long-term debt	$911	$904
Accounts payable	412	422
Accrued payroll and related costs	450	356
Accrued expenses and other current liabilities	1,060	1,239
Deferred revenue and advance contract payments	645	618
Income taxes payable and deferred income taxes	55	62
Total current liabilities	3,533	3,601

Long-term debt, net of current maturities	1,707	1,765
Income tax liabilities and deferred income taxes	415	412
Other long-term liabilities	1,447	1,474

CSC stockholders' equity
Common stock, par value $1 per share; authorized 750,000,000; issued 147,999,556 (fiscal 2016) and 148,373,736 (fiscal 2015)	148	148
Additional paid-in capital	2,282	2,286
Earnings retained for use in business	954	912
Accumulated other comprehensive income	75	21
Less common stock in treasury, at cost, 9,946,066 (fiscal 2016) and 9,600,396 (fiscal 2015)	(469)	(446)
Total CSC stockholders’ equity	2,990	2,921
Noncontrolling interest in subsidiaries	24	28
Total Equity	3,014	2,949
Total Liabilities and Equity	$10,116	$10,201

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014
Cash flows from operating activities:
Net income	$164	$151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207	272
Stock-based compensation	(12)	19
Net gain on dispositions of businesses and assets	(51)	(20)
Excess tax benefit from stock based compensation	(14)	(9)
Other non cash charges, net	13	14
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets	211	(19)
Decrease in liabilities	(194)	(135)
Net cash provided by operating activities	324	273

Cash flows from investing activities:
Purchases of property and equipment	(90)	(102)
Payments for outsourcing contract costs	(21)	(14)
Software purchased and developed	(35)	(52)
Business dispositions	34	5
Proceeds from sale of assets	43	49
Other investing activities, net	(15)	—
Net cash used in investing activities	(84)	(114)

Cash flows from financing activities:
Borrowings under lines of credit and short-term debt	3	—
Repayment of borrowings under lines of credit	—	(17)
Principal payments on long-term debt	(69)	(84)
Proceeds from stock options and other common stock transactions	24	88
Excess tax benefit from stock-based compensation	14	9
Repurchase of common stock	(118)	(148)
Dividend payments	(32)	(29)
Net cash used in financing activities	(178)	(181)
Effect of exchange rate changes on cash and cash equivalents	39	19
Net increase (decrease) in cash and cash equivalents	101	(3)
Cash and cash equivalents at beginning of year	2,098	2,443
Cash and cash equivalents at end of period	$2,199	$2,440

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 3, 2015	148,374	$148	$2,286	$912	$21	$(446)	$2,921	$28	$2,949
Net income				160			160	4	164
Other comprehensive income					54		54		54
Stock based compensation expense			(12)				(12)		(12)
Acquisition of treasury stock						(23)	(23)		(23)
Stock option exercises and other common stock transactions	1,406	2	38				40		40
Share repurchase program	(1,780)	(2)	(30)	(86)			(118)		(118)
Cash dividends declared				(32)			(32)		(32)
Non controlling interest distributions and other							—	(8)	(8)
Balance at July 3, 2015	148,000	$148	$2,282	$954	$75	$(469)	$2,990	$24	$3,014

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 28, 2014	154,721	$155	$2,304	$1,592	$279	$(418)	$3,912	$32	$3,944
Net income				146			146	5	151
Other comprehensive income					32		32		32
Stock based compensation expense			19				19		19
Acquisition of treasury stock						(16)	(16)		(16)
Stock option exercises and other common stock transactions	2,516	2	100				102		102
Share repurchase program	(2,408)	(2)	(40)	(108)			(150)		(150)
Cash dividends declared				(34)			(34)		(34)
Noncontrolling interest distributions and other							—	(10)	(10)
Balance at July 4, 2014	154,829	$155	$2,383	$1,596	$311	$(434)	$4,011	$27	$4,038

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the interim period unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarters ended July 3, 2015 and July 4, 2014, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Condensed Financial Statements and the accompanying notes. The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2015 (fiscal 2015).

In the opinion of management, the unaudited Consolidated Condensed Financial Statements included herein reflect all adjustments necessary, including those of a normal recurring nature, to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the Company's actual or expected results for the full year ending April 1, 2016 (fiscal 2016).

The Company reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date. As a result, the first quarter of fiscal 2015 was a fourteen-week quarter.

The Company's income from continuing operations, before taxes and noncontrolling interest, and diluted earnings per share (EPS) from continuing operations, included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method, for the quarters ended July 3, 2015 and July 4, 2014:

	Quarter Ended
(Amounts in millions, except per-share data)	July 3, 2015	July 4, 2014
Gross favorable	$22	$29
Gross unfavorable	(9)	(10)
Total net adjustments, before taxes and non-controlling interest	$13	$19

Impact on diluted EPS from continuing operations	$0.06	$0.06

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the United States (U.S.) and other governments, that are expected to be collected after one year totaled $15 million and $19 million as of July 3, 2015 and April 3, 2015, respectively.

Depreciation expense was $134 million and $169 million for the quarters ended July 3, 2015 and July 4, 2014, respectively.

Note 2 - Recent Accounting Pronouncements

New Accounting Standards

During the first quarter of fiscal 2016, the Company adopted the following Accounting Standard Update (ASU):

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08), which changes the requirements for reporting discontinued operations in Subtopic 205-20

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

“Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under the previous guidance , many disposals, some of which may have been routine in nature and not representative of a substantive change in an entity’s strategy, were reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The adoption of ASU 2014-08, effective as of April 4, 2015, did not have a material impact on CSC's Consolidated Condensed Financial Statements.

Standards Issued But Not Yet Effective

The following ASU was recently issued but has not yet been adopted by CSC:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which CSC expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of CSC's financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. CSC will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption is not allowed. ASU 2014-09 provides two methods of retrospective application. The first method would require CSC to apply ASU 2014-09 to each prior reporting period presented. The second method would require CSC to retrospectively apply ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. CSC expects that ASU 2014-09 will be effective for CSC beginning in fiscal 2019 as a result of an amendment approved by the FASB in July 2015 that permits a one-year delay of the original effective date. CSC is currently evaluating the impact that the adoption of ASU 2014-09 may have on CSC's Consolidated Condensed Financial Statements.

Other recently issued ASUs effective after July 3, 2015 are not expected to have a material effect on CSC's Consolidated Condensed Financial Statements.

Note 3 - Settlement of SEC Investigation

During the first quarter of fiscal 2016, the previously disclosed agreed-upon settlement with the SEC was formally approved by the SEC. The settlement became effective on June 5, 2015 and the Company paid a penalty of $190 million on June 11, 2015. As part of the settlement, the Company has also agreed to implement a review of its compliance policies through an independent compliance consultant and to cease and desist from further violations of the anti-fraud, reporting, and books-and-records provisions of the U.S. securities laws. As part of the settlement, the Company has neither admitted nor denied the SEC’s allegations concerning such matters. Further, as part of the settlement, on June 5, 2015, the Company filed its Form 10-K/A in respect of its fiscal year ended March 28, 2014 in order to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and 2010 reflected in the five year financial data table, all as previously set forth in the Company’s originally filed Form 10-K for its 2014 fiscal year. The restatement had no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss), Statements of Cash Flows and Statements of Changes in Equity for fiscal 2013 or fiscal 2014 or on its financial statements for fiscal 2015.

Note 4 - Divestitures

Fiscal 2016 Divestiture

On April 27, 2015, the Company divested its wholly-owned subsidiary, Welkin Associates Limited (Welkin), a provider of systems engineering and technical assistance services to the intelligence community and other U.S. Department of

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Defense clients. The Welkin business was part of the NPS segment. CSC received consideration of $34 million, and recorded a pre-tax gain on sale of $22 million, which is included in Other income, net on the unaudited Consolidated Condensed Statement of Operations. Included in the divested net assets of $10 million was $7 million of goodwill, and the transaction costs approximated $2 million. The divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on CSC's operations and financial results.

Fiscal 2015 Divestiture

On July 31, 2014, CSC completed the sale of a German software business to a strategic investor for cash consideration of $3 million. This divestiture, which was a part of the GBS segment's healthcare group, resulted in a pre-tax loss of $22 million. Net assets divested were $23 million. The historical results of this business have been presented as discontinued operations in the Company's unaudited Consolidated Condensed Statement of Operations.

A summary of the results of the discontinued operations is presented below:

	Quarter Ended
	July 3, 2015	July 4, 2014
Operations
Revenue	$—	$7

(Loss) income from discontinued operations, before taxes	—	(9)
Tax expense	—	—
Net (loss) income from discontinued operations	$—	$(9)

Disposal
(Loss) gain on disposition, before taxes	$—	$1
Tax (benefit) expense	—	—
(Loss) gain on disposition, net of taxes	$—	$1

(Loss) income from discontinued operations, net of taxes	$—	$(8)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 5 - Earnings Per Share

Basic earnings per common share (EPS) and diluted EPS are calculated as follows:

	Quarter Ended
(Amounts in millions, except per-share amounts)	July 3, 2015	July 4, 2014

Net income attributable to CSC common stockholders
From continuing operations	$160	$154
From discontinued operations	—	(8)
	$160	$146
Common share information:
Weighted average common shares outstanding for basic EPS	137.917	145.338
Dilutive effect of stock options and equity awards	2.884	2.913
Shares for diluted earnings per share	140.801	148.251

Earnings per share – basic and diluted:
Basic EPS:
Continuing operations	$1.16	$1.06
Discontinued operations	—	(0.06)
Total	$1.16	$1.00

Diluted EPS:
Continuing operations	$1.14	$1.03
Discontinued operations	—	(0.05)
Total	$1.14	$0.98

The computation of diluted EPS, for the quarter ended July 3, 2015 excluded stock options and restricted stock units (RSUs) whose impact would have been anti-dilutive. The number of shares related to such stock options was 1,534,173 for the quarter ended July 3, 2015 and 712,051 for the quarter ended July 4, 2014. The number of shares related to such RSUs was 80,994 for the quarter ended July 3, 2015, and 589,871 for the quarter ended July 4, 2014.

Note 6 - Sale of Receivables

On April 21, 2015, CSC entered into a Master Accounts Receivable Purchase Agreement (the Purchase Agreement) with The Royal Bank of Scotland, PLC (RBS) as Purchaser, along with Mitsubishi UFJ Financial Group Ltd. and Bank of Nova Scotia, each as a Participant, for the continuous non-recourse sale of its eligible NPS segment trade receivables. The agreement established a one-year uncommitted receivables purchase facility (the Facility) for amounts up to $450 million. The Company expects to use the proceeds from receivable sales under the Facility for general corporate purposes. Under the Facility, CSC sells eligible NPS receivables including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts. CSC has no retained interests in the transferred receivables, and only performs collection and administrative functions for the Purchaser for a servicing fee.

CSC accounts for these receivable transfers as sales under ASC 860 "Transfers and Servicing" and derecognizes the sold receivables from its Consolidated Condensed Balance Sheets. The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on sale of receivables was recorded. CSC estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized as of July 3, 2015.

During the first quarter of fiscal 2016, CSC sold $794 million of billed and unbilled receivables to RBS for cash and remitted $548 million to RBS as first quarter collections. As of July 3, 2015, there was also $13 million of cash collected but not remitted to RBS, which was recorded as restricted cash, and included in prepaid expenses and other current assets with the offsetting liability included within accrued expenses and other current liabilities, on the unaudited

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Consolidated Condensed Balance Sheet. As a result, during the first quarter of fiscal 2016, the Company had net proceeds of $233 million related to the sale of receivables to RBS. The Company also holds $2 million in restricted cash as recourse for RBS for accrued purchase discount and administrative fees. This restricted cash balance, being long-term in nature, is included in Other Assets on the unaudited Consolidated Condensed Balance Sheets. CSC incurred purchase discount and administrative fees of under $1 million associated with the transaction, which was recorded, net of servicing income, within Other Income (Expense), net in the unaudited Consolidated Condensed Statement of Operations.

The net cash proceeds under the Facility, except for the $2 million escrow and $13 million of cash collected but not remitted to RBS, are reported as operating activities in the unaudited Consolidated Condensed Statement of Cash Flows because both cash received from RBS and cash collections are not subject to significant interest rate risk. The $2 million escrow is reported as investing activity, and the $13 million of cash collected but not remitted to RBS is reported as a financing inflow and a corresponding investing outflow, in the unaudited Consolidated Condensed Statement of Cash Flows.

Note 7 - Fair Value

Fair value measurements on a recurring basis

The following tables present the Company’s assets and liabilities, excluding pension assets that are measured at fair value on a recurring basis as of July 3, 2015 and April 3, 2015:

	As of July 3, 2015
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$427	$427	$—	$—
Time deposits	201	201	—	—
Available for sale securities	7	7	—	—
Derivative instruments	16	—	16	—
Total assets	$651	$635	$16	$—

Liabilities:
Derivative instruments	$4	$—	$4	$—
Total liabilities	$4	$—	$4	$—

	As of April 3, 2015
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$344	$344	$—	$—
Time deposits	411	411	—	—
Derivative instruments	20	—	20	—
Total assets	$775	$755	$20	$—

Liabilities:
Derivative instruments	$5	$—	$5	$—
Total liabilities	$5	$—	$5	$—

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company's money market funds, money market deposit accounts and time deposits are reported in cash and cash equivalents and short-term investments are included in prepaid expenses and other current assets. Available for sale securities are included in other assets. The balance sheet classifications of the Company's derivative instruments are presented in Note 8. There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3.

Fair value of the available-for-sale securities is based on quoted market prices which is a Level 1 input. Derivative instruments include foreign currency forward and option contracts, interest rate swap contracts and total return swaps (see Note 8). The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the month-end foreign currency exchange rates and forward points. The fair value of currency options is estimated based on valuation models that use the original strike price, movement and volatility in foreign currency exchange rates, and length of time to expiration as inputs. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as inputs. Total return swaps are settled on the last day of every fiscal month. The inputs used to estimate the fair value of the Company's derivative instruments are classified as Level 2.

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, intangible assets, and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the quarters ended July 3, 2015 and July 4, 2014.

Financial instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases was $1,514 million and $1,550 million, and the estimated fair value was $1,638 million and $1,681 million, as of July 3, 2015 and April 3, 2015, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

The Company is subject to counterparty risk in connection with its derivative instruments (see Note 8). With respect to its foreign currency derivatives, as of July 3, 2015 there were seven counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is less than $4 million. With respect to its interest rate swaps, there were three counterparties with concentration of risk and the maximum amount of loss that the Company could incur was $15 million as of July 3, 2015.

The primary financial instruments other than derivatives (see Note 8) that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies, the U.S. federal government and other governmental bodies and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivable and records provisions for doubtful accounts as needed.

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of July 3, 2015, the Company had $17 million of accounts receivable, $11 million of related allowance for doubtful accounts, $1 million of other assets, and $4 million of accounts payable with customers involved in bankruptcy proceedings.

Note 8 - Derivative Instruments

The following table presents the fair values of derivative instruments included on the unaudited Consolidated Condensed Balance Sheets as of July 3, 2015 and April 3, 2015:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Derivative Assets			Derivative Liabilities
		As of			As of
(Amounts in millions)	Balance sheet line item	July 3, 2015	April 3, 2015	Balance sheet line item	July 3, 2015	April 3, 2015

Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$12	$18	Other long-term liabilities	$—	$—
Foreign Currency forward contracts	Prepaid expense and other current assets	3	1	Accrued expenses and other current liabilities	3	3
Total fair value of derivatives designated for hedge accounting		$15	$19		$3	$3

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Prepaid expense and other current assets	$1	$1	Accrued expenses and other current liabilities	$1	$2
Total fair value of derivatives not designated for hedge accounting		$1	$1		$1	$2

Derivative instruments designated as hedges

Fair value hedges

Pursuant to its interest rate and risk management strategy, during the second quarter of fiscal 2014, the Company entered into multiple interest rate swap transactions to hedge the fair value of $275 million of the Company’s 4.45% term notes, due 2022, which effectively converted the debt into floating interest rate debt. For accounting purposes, these interest rate swap transactions were designated as fair value hedges and qualified for the short-cut method of hedge accounting, as defined under ASC Topic 815, “Derivatives and Hedging.” Accordingly, changes in the fair values of the interest rate swaps are reported in earnings and fully offset changes in the fair value of the underlying debt (see Note 10); therefore, no net gain or loss is recognized in the unaudited Consolidated Condensed Statements of Operations.

The following table presents the pre-tax gains (losses) related to the fair value hedges and the related hedged items for the quarters ended July 3, 2015 and July 4, 2014, respectively:

	Derivative Instrument			Hedged Item
(Amounts in millions)	Statement of Operations line item	Gain (Loss) for the Quarter Ended		Balance Sheet line item	Gain (Loss) for the Quarter Ended
		July 3, 2015	July 4, 2014		July 3, 2015	July 4, 2014
Interest rate swaps	Other Income (Expense)	$(6)	$5	Debt	$6	$(5)

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges, to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of July 3, 2015 and April 3, 2015 was $562 million and $383 million, respectively, and the related forecasted transactions extend through September 2017.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the quarters ended July 3, 2015 and July 4, 2014, the Company performed an assessment at the inception of the cash flow hedge transactions that determined all critical terms of the hedging instruments and hedged items match; therefore there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive income (OCI) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the quarters ended July 3, 2015 and July 4, 2014, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of July 3, 2015, approximately $1 million of the existing amount of losses related to the cash flow hedge reported in accumulated OCI are expected to be reclassified into earnings within the next 12 months.

The following table presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in accumulated OCI, for the quarters ended July 3, 2015 and July 4, 2014, respectively:

(Amounts in millions)	Gain (Loss) recognized in Accumulated OCI (effective portion) for the Quarter Ended		Gain (Loss) reclassified into cost of services from Accumulated OCI (effective portion) for the Quarter Ended		Gain (loss) recognized in Other Income (Expense) (ineffective portion) for the Quarter Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Foreign currency forward contracts	$2	$(1)	$—	$—	$—	$—

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

Foreign currency derivatives

The Company manages exposure to fluctuations in foreign currencies by using short-term foreign currency forward and option contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the unaudited Consolidated Condensed Statements of Operations. The notional amount of the foreign currency forward contracts outstanding as of July 3, 2015 and April 3, 2015 was $544 million and $700 million, respectively.

The following table presents the pretax amounts affecting income related to derivatives not designated for hedge accounting for the quarters ended July 3, 2015 and July 4, 2014, respectively:

		Quarter Ended
(Amounts in millions)	Statement of Operations line item	July 3, 2015	July 4, 2014
Total return swaps	Cost of services and Selling, general & administrative expenses	$—	$4
Foreign currency forwards and options	Other Income (Expense)	3	1
Total		$3	$5

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other risks

As discussed further in Note 7, the Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However for financial reporting purposes it is the Company’s policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties. As of July 3, 2015 and April 3, 2015, there were $2 million and approximately $1 million, respectively, that the Company elected to not offset. The Company's derivative contracts do not require it to hold or post collateral.

Note 9 - Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the three months ended July 3, 2015:

(Amounts in millions)	GBS	GIS	NPS	Total
Goodwill, gross	$1,340	$2,260	$833	$4,433
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of April 3, 2015, net	639	199	833	1,671

Additions	—	—	—	—
Deductions	—	—	(7)	(7)
Foreign currency translation	7	—	—	7

Goodwill, gross	1,347	2,260	826	4,433
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of July 3, 2015, net	$646	$199	$826	$1,671

The fiscal 2016 deduction to goodwill is due to the first quarter NPS divestiture described in Note 4. The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

At the end of the first quarter of fiscal 2016, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. .

The Company determined that there have been no events or changes in circumstances including the May 19, 2015 announcement to separate CSC into two publicly traded companies that would more likely than not reduce the fair value of any of its reporting units below their carrying amounts, and, therefore, it was unnecessary to perform an interim goodwill impairment assessment as of July 3, 2015.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of July 3, 2015
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$822	$490	$332
Software	2,438	1,691	747
Customer and other intangible assets	478	337	141
Total intangible assets	$3,738	$2,518	$1,220

	As of April 4, 2015
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$802	$476	$326
Software	2,393	1,642	751
Customer and other intangible assets	476	327	149
Total intangible assets	$3,671	$2,445	$1,226

Amortization related to intangible assets was $78 million and $113 million for the quarters ended July 3, 2015 and July 4, 2014, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $3 million and $8 million and for amortization of contract related intangible assets of $2 million and $2 million, respectively. Amortization expense related to capitalized software, included in the amounts above, was $45 million and $54 million for the quarters ended July 3, 2015 and July 4, 2014, respectively.

Estimated amortization expense related to intangible assets as of July 3, 2015, for the remainder of fiscal 2016 is $246 million, and for each of the fiscal years 2017, 2018, 2019 and 2020, is as follows: $270 million, $217 million, $186 million and $141 million, respectively.

During the first quarter of fiscal 2016, CSC sold certain intangible assets to a third party for total cash consideration of $31 million. As a result, CSC recorded a gain on sale of $31 million as a reduction of cost of sales in its GIS segment.

During the first quarter of fiscal 2015, CSC sold certain intangible assets to a third party for cash consideration of $4 million plus a receivable of $20 million to be paid in quarterly installments. CSC recorded the gain on sale of $24 million as a reduction of cost of sales in its GIS segment. As of July 3, 2015, CSC had $5 million of outstanding receivables related to these sales, which will be paid in quarterly installments.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 10 - Debt

The following is a summary of the Company's debt as of July 3, 2015 and April 3, 2015:

(Amounts in millions)	July 3, 2015	April 3, 2015
4.45% term notes, due September 2022	$445	$451
6.50% term notes, due March 2018	917	917
2.50% term notes, due September 2015	350	350
Note payable, due January 2016	393	371
Mandatorily redeemable preferred stock outstanding, due 2022	62	61
Note payable of consolidated subsidiary, due 2022	68	68
Capitalized lease liabilities	317	353
Borrowings for assets acquired under long-term financing	60	95
Other borrowings	6	3
Total debt	2,618	2,669
Less: short term debt and current maturities of long term debt	911	904
Total long-term debt	$1,707	$1,765

The decrease in the balance of the 4.45% term notes reflects the year-to-date change in fair value of the interest rate swaps (see Note 8). The increase in the Note Payable, due January 2016, reflects the movement in the exchange rate between the U.S. dollar and the British pound sterling.

During the first quarter of fiscal 2015, CSC Asset Funding I LLC, which is a special purpose subsidiary of CSC Finance Co. LLC (CSC Finco) which is a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution, which provides for a $250 million committed Lease Credit Facility (Leasing Facility) to finance CSC Finco's capital expenditures for IT equipment and associated software in support of IT services provided to the Company's customers. The drawdown availability period for the Leasing Facility is eighteen months, and once drawn, converts into individual term notes of variable terms up to sixty months therefrom, depending on the nature of the underlying equipment being financed. As of July 3, 2015, there was $3 million of outstanding borrowings against the Leasing Facility. CSC Finco was in compliance with all financial covenants associated with the Leasing Facility at July 3, 2015.

During the second quarter of fiscal 2015, CSC modified its existing $2.5 billion credit facility agreement by extending the maturity date from January 15, 2019 to January 15, 2020. There were no borrowings outstanding against the $2.5 billion credit facility as of July 3, 2015 and April 3, 2015. The Company also extended the maturity date of its £250 million or $393 million (at the July 3, 2015 exchange rate) note payable from December 2014 to January 19, 2016, effective December 19, 2014. The Company was in compliance with all financial covenants associated with its credit facility agreement and note payable as of July 3, 2015 and April 3, 2015.

Note 11 - Pension and Other Post-Retirement Benefit Plans

The Company and its subsidiaries sponsor a number of pension and other post-retirement benefit plans. The net periodic pension expense (income) for U.S. and non-U.S. pension plans included the following components:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Service cost	$1	$1	$6	$6
Interest cost	32	38	23	31
Expected return on assets	(54)	(61)	(45)	(47)
Amortization of prior service (credit)	—	—	(3)	(2)
Recognition of actuarial loss	—	1	—	—
Settlement/ curtailment loss	—	2	—	—
Net periodic pension (income)	$(21)	$(19)	$(19)	$(12)

The weighted-averages of the assumptions used to determine net periodic pension cost for fiscal 2016 and fiscal 2015 are as follows.

	U.S. Plans		Non-U.S. Plans
Fiscal Year End	2016	2015	2016	2015
Discount or settlement rates	3.9%	4.5%	3.0%	4.2%
Expected long-term rates of return on assets	7.9%	7.6%	6.3%	6.5%
Rates of increase in compensation levels	4.4%	4.3%	2.8%	3.4%

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

The Company contributed $13 million to the defined benefit pension plans during the first quarter of fiscal 2016. The Company expects to contribute an additional $47 million during the remainder of fiscal 2016.

The components of net periodic expense (benefit) for other post-retirement benefit plans, reported on a global basis, included the following:

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014
Service cost	$—	$1
Interest cost	1	2
Expected return on assets	(2)	(1)
Amortization of prior service (credit)	(6)	(1)
Net periodic post-retirement expense (income)	$(7)	$1

The weighted-averages of the assumptions used to determine net periodic benefit cost for fiscal 2016 and 2015 are as follows.

Fiscal Year End	2016	2015
Discount or settlement rates	3.7%	4.2%
Expected long-term rates of return on assets	7.7%	7.5%

The Company contributed $1 million to the other post-retirement benefit plans during the first quarter of fiscal 2016. The Company expects to contribute an additional $1 million during the remainder of fiscal 2016.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 12 - Income Taxes

The Company's effective tax rate from continuing operations (ETR) was 28.1% and 25.7% for the first quarter ended July 3, 2015 and July 4, 2014, respectively. The primary driver of the ETR for the quarter ended July 3, 2015 was the global mix of income. The primary driver of the ETR for the quarter ended July 4, 2014 was the global mix of income and the change in valuation allowance in a non-U.S. jurisdiction, which decreased the ETR by 7.5%. For the tax impact of discontinued operations, see Note 4.

There were no material changes to uncertain tax positions in the first quarter of fiscal 2016 compared to the fiscal 2015 year-end.

The Internal Revenue Service (IRS) is examining the Company's federal income tax returns for fiscal years 2008 through 2013. The IRS examined several issues for the fiscal years 2008 through 2010 that resulted in audit adjustments to the Company’s federal income tax return. The Company does not agree with many of the proposed adjustments and has filed an Appeals brief. Therefore, the Company now expects to reach a resolution for fiscal years 2008 through 2010 no earlier than fiscal year 2017. The significant items subject to examination primarily relate to foreign exchange losses and other US international tax issues. The IRS has not proposed any adjustments for the fiscal years 2011 through 2013. In addition, the Company may settle certain other tax examinations, have lapses in statutes limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position though payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of up to $103 million, excluding interest, penalties, and tax carryforwards.

Note 13 - Stock Incentive Plans

For the quarters ended July 3, 2015 and July 4, 2014, the Company recognized stock-based compensation (benefit) expense as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014
Cost of services	(11)	6
Selling, general and administrative	(1)	13
Total	$(12)	$19
Total, net of tax	$(8)	$13

Stock-based compensation for the first quarter of fiscal 2016 was a benefit of $12 million as compared to an expense of $19 million in the first quarter of fiscal 2015. The decrease in stock-based compensation was due to current quarter employee terminations, forfeitures as of the annual vesting date which occurs during the first quarter, and changes in the assumed forfeiture rate. The impact of changes in forfeiture rate estimates was approximately $15 million.

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant-date fair values of stock options granted during the quarter ended July 3, 2015 and July 4, 2014 were $20.10 and $18.35 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted-average assumptions:

	Quarter Ended
	July 3, 2015	July 4, 2014
Risk-free interest rate	1.80%	2.07%
Expected volatility	32%	33%
Expected term (in years)	6.22	6.20
Dividend yield	1.39%	1.50%

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the quarter ended July 3, 2015 and July 4, 2014, the tax benefit realized from stock option exercises and RSU settlements was $26 million and $22 million, respectively, and the excess tax benefit was $14 million and $9 million, respectively.

Employee Incentives

The Company currently has two active stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs. As of July 3, 2015, 13,530,434 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of April 3, 2015	5,556,309	$46.08	5.93	$107
Granted	1,143,536	68.45
Exercised	(621,707)	39.57		18
Canceled/Forfeited	(63,637)	54.96
Expired	(29,096)	42.86
Outstanding as of July 3, 2015	5,985,405	50.96	6.66	94
Vested and expected to vest in the future as of January 2, 2015	5,757,517	50.38	6.53	93
Exercisable as of July 3, 2015	3,659,099	$44.21	5.03	$81

The total intrinsic value of options exercised during the quarters ended July 3, 2015 and July 4, 2014 was $18 million and $38 million, respectively. The cash received from stock options exercised during the quarters ended July 3, 2015 and July 4, 2014 was $24 million and $88 million, respectively.

As of July 3, 2015, there was $37 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.33 years.

Restricted Stock Units

Information concerning RSUs granted under stock incentive plans is as follows:

	Number of Shares	Weighted Average Fair Value per share
Outstanding as of April 3, 2015	2,579,675	$48.70
Granted	938,482	52.05
Released/Issued	(784,593)	31.43
Canceled/Forfeited	(406,536)	53.28
Outstanding as of July 3, 2015	2,327,028	$55.06

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

As of July 3, 2015, there was $84 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.95 years.

Non-employee Director Incentives

The Company has two stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of July 3, 2015, 175,300 shares of CSC common stock remained available for grant to non-employee directors as RSUs or other stock-based incentives.

Generally, RSU awards to non-employee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to non-employee directors is as follows:

	Number of Shares	Weighted Average Fair Value per share
Outstanding as of April 3, 2015	143,986	$43.88
Granted	—	—
Released/Issued	—	—
Canceled/Forfeited	—	—
Outstanding as of July 3, 2015	143,986	$43.88

Note 14 - Stockholder's Equity

Stock Repurchase Program

In May 2014, the Company’s Board of Directors approved a share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock, after completion of the prior $1 billion share repurchase program.

The Company repurchases shares through a combination of open market purchases and Accelerated Share Repurchase Arrangements in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. No end date has been established for the current repurchase program. The shares repurchased are retired immediately and included in the category of authorized but unissued shares. For accounting purposes, the excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings.

During the first quarter of fiscal 2016, the Company repurchased 1,780,224 shares of common stock through open market purchases for an aggregate consideration of $118 million, at a weighted average price of $66.36 per share.

During the first quarter of fiscal 2015, the Company repurchased 2,408,420 shares of common stock through open market purchases for an aggregate consideration of $150 million (of which $8 million was accrued as of July 4, 2014), at a weighted average price of $62.28 per share. The Company paid $6 million during the first quarter of fiscal 2015 for shares repurchased during the fourth quarter of fiscal 2014 that had not yet settled in cash by March 28, 2014.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Income

The following tables show the activity in the components of other comprehensive income, including the respective tax effects, and reclassification adjustments for the quarters ended July 3, 2015 and July 4, 2014, respectively:

For the quarter ended July 3, 2015 (Amounts in millions)	Before Tax Income (Loss)	Tax Impact Increase (Decrease)	Net of Tax Income (Loss)
Foreign currency translation adjustments	$53	$—	$53
Gain on foreign currency forward contracts	2	—	2
Unrealized gain on available-for-sale securities	6	—	6
Pension and other post-retirement benefit plans:
Amortization of prior service costs	(9)	3	(6)
Foreign currency exchange rate changes	(1)	—	(1)
Total pension and other post-retirement benefit plans	(10)	3	(7)
Total other comprehensive income	$51	$3	$54

For the quarter ended July 4, 2014 (Amounts in millions)	Before Tax Income (Loss)	Tax Impact Increase (Decrease)	Net of Tax Income (Loss)
Foreign currency translation adjustments	$35	$(1)	$34
Loss on foreign currency forward contracts	(1)	—	(1)
Pension and other post-retirement benefit plans:
Amortization of prior service credit	(1)	—	(1)
Total other comprehensive income	$33	$(1)	$32

The following tables show the changes in accumulated other comprehensive income, for the quarters ended July 3, 2015 and July 4, 2014, respectively:

(Amounts in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Available-for-Sale Security	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 3, 2015	$(316)	$(2)	$—	$339	$21
Current-period other comprehensive income, net of taxes	53	2	6	(1)	60
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	—	(6)	(6)
Balance at July 3, 2015	$(263)	$—	$6	$332	$75

(Amounts in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 28, 2014	$(6)	$—	$285	$279
Current-period other comprehensive (loss) income, net of taxes	34	(1)	—	33
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(1)	(1)
Balance at July 4, 2014	$28	$(1)	$284	$311

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 15 - Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014
Interest	$13	$16
Taxes on income, net of refunds	13	28

Non-cash investing activities include the following:

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014
Capital expenditures in accounts payable and accrued expenses	$45	$59
Capital expenditures through capital lease obligations	1	2
Assets acquired under long-term financing	—	69

Non-cash financing activities for the quarters ended July 3, 2015 and July 4, 2014 included common share dividends declared but not yet paid of $32 million and $34 million, respectively. Non-cash financing activities for the quarter ended July 4, 2014 also included $8 million of shares repurchased under the stock repurchase plan but not settled as of July 4, 2014.

Note 16 - Segment Information

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

•
North American Public Sector (NPS) – NPS delivers IT, mission, and operations-related services to the Department of Defense and civil agencies of the U.S. federal government, as well as state and local government agencies. Commensurate with the Company's strategy of leading the next generation of IT services, NPS is leveraging our

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

commercial best practices and next-generation offerings to bring more cost-effective IT solutions to government agencies which are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for NPS offerings are driven by evolving government priorities such as: 1) migration to next-generation IT solutions, which includes hybrid cloud infrastructure, application modernization and orchestration, 2) mission intelligence driven by big data solutions, 3) health IT and informatics, 4) cyber security and 5) mobility.

The following table summarizes operating results by reportable segment:

(Amounts in millions)	GBS	GIS	NPS	Corporate	Total

Quarter ended July 3, 2015
Revenues	$919	$885	$957	$—	$2,761
Operating income	97	53	136	12	298
Depreciation and amortization	30	135	33	9	207

Quarter ended July 4, 2014
Revenues	$1,088	$1,131	$1,018	$—	$3,237
Operating income (loss)	108	71	151	(26)	304
Depreciation and amortization	39	194	35	4	272

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation.

A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014
Operating income	$298	$304
Corporate G&A	(54)	(56)
Pension & OPEB actuarial & settlement losses	—	(1)
Separation costs	(18)	—
Interest expense	(35)	(39)
Interest income	11	5
Other income, net	26	1
Income from continuing operations before taxes	$228	$214

Note 17 - Restructuring Costs

The Company recorded $0 million and $10 million of restructuring costs during the quarters ended July 3, 2015 and July 4, 2014, respectively, in connection with actions under the Fiscal 2015 Plan, as described below.

Fiscal 2015 Plan

In June 2014, the Company initiated restructuring actions (the Fiscal 2015 Plan) across its business segments. The objectives of the Fiscal 2015 Plan were to further reduce headcount in order to align resources to support business needs.

The composition of the restructuring liability for the Fiscal 2015 Plan as of July 3, 2015 is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Amounts in millions)	Restructuring liability as of April 3, 2015	Costs expensed in fiscal 2016	Cash paid(2)	Other(1)	Restructuring liability as of July 3, 2015
Workforce reductions	$230	$—	$(22)	$9	$217
Facilities costs	5	—	(1)	—	4
	$235	$—	$(23)	$9	$221

(1)	Foreign currency translation adjustments
(2) Includes $19 million related to fourth quarter fiscal 2015 special restructuring

Fiscal 2013 Plan

In September 2012, the Company initiated restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan were to (i) further increase the use of lower cost off-shore resources, (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers, and (iii) optimize utilization of facilities. Actions under the Fiscal 2013 Plan commenced in September 2012 and continued through the end of fiscal 2014. There was an overall expense reduction in fiscal 2015 due to cancellation of a portion of a restructuring plan in a region, as well as revisions on plans that were executed at lower than expected costs. There were no restructuring costs for the Fiscal 2013 Plan accrued during the first quarter of fiscal 2016.

The composition of the restructuring liability for the Fiscal 2013 Plan as of July 3, 2015 is as follows:

(Amounts in millions)	Restructuring liability as of April 3, 2015	Costs expensed in fiscal 2016	Cash paid	Other(1)	Restructuring liability as of July 3, 2015
Workforce reductions	$3	$—	$(1)	$(1)	$1
Facilities costs	6	—	(1)	—	5
	$9	$—	$(2)	$(1)	$6

(1)	Foreign currency translation adjustments

Fiscal 2012 Plan

The restructuring liability for the Fiscal 2012 Plan as of July 3, 2015 and April 3, 2015 was $1 million, respectively. There were no restructuring costs for the Fiscal 2012 Plan accrued during the first quarter of fiscal 2016.

Of the total $228 million restructuring liability as of July 3, 2015, $223 million is a short-term liability and is included in accrued expenses and other current liabilities, and $5 million is included in other long-term liabilities.

The composition of restructuring expenses for the first quarter of fiscal 2016 and fiscal 2015 by segment is as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014
GBS	$—	$4
GIS	—	6
NPS	—	—
Corporate	—	—
Total	$—	$10

The composition of restructuring expenses for the first quarter of fiscal 2016 and fiscal 2015 by financial statement line item is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014
Cost of services	$—	$8
Selling, general and administrative	—	2

Note 18 - Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of July 3, 2015, the Company had $28 million of outstanding surety bonds and $82 million of outstanding letters of credit relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of July 3, 2015, the Company had $41 million of outstanding stand-by letters of credit. Generally, such guarantees have a one-year term and are renewed annually.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of July 3, 2015:

(Amounts in millions)	Fiscal 2016	Fiscal 2017	Fiscal 2018 and thereafter	Total
Surety bonds	$16	$12	$—	$28
Letters of credit	11	39	32	82
Stand-by letters of credit	37	—	4	41
Total	$64	$51	$36	$151

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

Contingencies

SEC Investigation

As previously disclosed, on January 28, 2011, the Company was notified by the Division of Enforcement of the SEC that it had commenced a formal civil investigation. That investigation covered a range of matters as previously disclosed by the Company, including certain of the Company’s prior disclosures and accounting determinations. During the first quarter of fiscal 2016, the Company’s previously agreed-upon settlement with the SEC was formally approved by the SEC and became effective on June 5, 2015. For additional information, see Note 3.

Unless otherwise noted, the Company is unable to develop a reasonable estimate of a possible loss or range of losses associated with these following contingent matters at this time.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Maryland Medicaid Enterprise Restructuring Project

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

As the result of the 90-day suspension, as extended, and other actions and inactions by the State in performance of its obligations under and management of the Contract, the Company filed a second set of Claims with the State Board (Claims #2A-D). Claim #2A, in the amount of $77 million, asserts that the Company's contractual undertaking did not include an agreement to receive reduced and delayed payments, and the State's unilateral imposition of such reductions and delays, together with the other factors result in a material change to the Contract entitling the Company to compensation for all costs incurred to date, including all liabilities incurred, and fee, as well as expected profit under the full contract. Alternatively, Claim #2B, in the amount of $65 million, asserts that the Maryland General Assembly's reduction to the appropriations for the MERP Project for fiscal 2015 effectively cancels the MERP Contract, entitling the Company to recover all costs incurred to date including all liabilities incurred, and a reasonable allowance for profit on costs and liabilities. Similarly, Claims #2C, also in the amount of $65 million, asserts that the State's actions, inactions, and decisions amount to a constructive termination for convenience entitling the Company to recover all costs incurred to date including, all liabilities incurred, and reasonable allowance for profit on costs and liabilities. Claim #2D is a claim for suspension costs during the 90-day period of $3 million, including labor costs, facilities costs and other costs needed to remain ready to re-start program. Due to the new claims, management assessed the adequacy of contract reserves and concluded that such reserves were adequate. Since April 2015, CSC and the State have been in negotiations, including the matters in litigation before the State Board, and the contract has been extended until September 30, 2015 to accommodate those discussions.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Vincent Foster v. Computer Sciences Corporation and The City of New York

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

CSC v. Eric Pulier

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

In March 2015, the Company became aware of, and began its own investigation into the circumstances surrounding, the arrests of two former employees of the Commonwealth Bank of Australia Ltd. (CBA) in connection with payments allegedly received by them, either directly or indirectly, from Mr. Pulier. SMI and CBA had entered into several contracts with each other, including contracts that contributed to the Earnout Payment. In April 2015, the Company was contacted by the Australian Federal Police regarding the alleged payments. The Company is cooperating with and assisting the Australian and U.S. authorities in their investigations of the conduct of various individuals involved in SMI transactions during the earnout period.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company and SMI’s complaint against Mr. Pulier asserts claims for (i) breach of the purchase agreement, (ii) breach of the implied covenant of good faith and fair dealing in the purchase agreement, (iii) fraud, (iv) fraud by omission, (v) breach of his retention agreement, (vi) breach of the implied covenant of good faith and fair dealing in his retention agreement and (vii) breach of fiduciary duty. The complaint seeks recovery of payments made to Mr. Pulier under the purchase agreement, the value of Mr. Pulier’s vested restricted stock units of the Company granted to him under his retention agreement and the full amount of the Earnout Payment, which was approximately $98 million. Mr. Pulier filed a motion to dismiss the complaint on May 28, 2015, and an opening brief in support of such motion on July 7, 2015. The Company and SMI filed an amended complaint on August 6, 2015. The amended complaint added TechAdvisors, LLC, an entity controlled by Mr. Pulier (TechAdvisors), and Shareholder Representative Services LLC, solely in its capacity as representative of Mr. Pulier and TechAdvisors, as defendants. In addition to the claims asserted against Mr. Pulier, the amended complaint asserts claims against TechAdvisors for (i) breach of the purchase agreement, (ii) breach of the implied covenant of good faith and fair dealing in the purchase agreement and (iii) fraud. The amended complaint added claims against Mr. Pulier and TechAdvisors for breach of their indemnification obligations in the purchase agreement. Pursuant to its indemnification rights under the SMI purchase agreement, and in its further attempt to recover the full amount of the Earnout Payment described above, the Company also has asserted contractual indemnification claims against all former SMI equityholders, including Mr. Pulier and TechAdvisors, through Shareholder Representative Services LLC, solely in its capacity as the representative of the former SMI equityholders. The Company’s investigation of this matter is ongoing.

Strauch et al. Fair Labor Standards Act Class Action

On July 1, 2014, plaintiffs filed Strauch and Colby v. Computer Sciences Corporation in the U.S. District Court for the District of Connecticut, a putative nationwide class action alleging that CSC violated provisions of the Fair Labor Standards Act (FLSA) with respect to System Administrators (SAs) who worked for CSC at any time from June 1, 2011 to the present. Plaintiffs claim that CSC improperly classified its SAs as exempt from the FLSA and that CSC therefore owes them overtime wages and associated relief available under the FLSA and various statutes, including the Connecticut Minimum Wage Act, the California Unfair Competition Law, California Labor Code, California Wage Order No. 4-2001, and the California Private Attorneys General Act.  The relief sought by Plaintiffs include unpaid overtime compensation, liquidated damages, pre- and post-judgement interest, damages in the amount of twice the unpaid overtime wages due, and civil penalties.

CSC’s position is that its SAs have the job duties, responsibilities, and salaries of exempt employees and are properly classified as exempt from overtime compensation requirements. CSC’s Motion to Transfer Venue was denied in February 2015.

On June 9, 2015, the Court entered an order granting the plaintiffs’ motion for conditional certification of the class of SAs. The Strauch putative class includes more than 4,000 SAs. Courts typically undertake a two-stage review in determining whether a suit may proceed as a class action under the FLSA. In its order, the Court noted that, as a first step, the Court examines pleadings and affidavits, and if it finds that proposed class members are similarly situated, the class is conditionally certified. Potential class members are then notified and given an opportunity to opt-in to the action. The second step of the class certification analysis occurs upon completion of discovery. At that point, the Court will examine all evidence then in the record to determine whether there is a sufficient basis to conclude that the proposed class members are similarly situated. If it is determined that they are, the case will proceed to trial; if it is determined they are not, the class is decertified and only the individual claims of the purported class representatives proceed. The Company’s position is that the employees identified as belonging to the conditional class were paid in accordance with the FLSA.

NetCracker Technology Corp.

In August 2013, CSC received a Civil Investigative Demand from the U.S. Department of Justice’s Civil Division seeking documents and information regarding CSC’s contract with the Defense Information Systems Agency (DISA) and its subcontract with NetCracker Technology Corp. (NetCracker). Since that time, CSC has cooperated with a government investigation into issues on this subcontract. On March 26, 2015, CSC received a letter from the Civil Division claiming that CSC violated the False Claims Act and breached its contract with DISA based upon actions taken by NetCracker in performing its work on the subcontract. The government’s letter asserted that its single damages from CSC “could be” $15.48 million. Because the government has not yet filed a lawsuit making a particularized claim, potential claimed

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

damages may be different; although we do not believe that the government would make a materially higher claim for its single damages. In addition, the False Claims Act permits the government to recover treble damages and penalties. CSC has taken the position that it has not engaged in any conduct that would violate the False Claims Act.

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated under ASC 450. The Company believes it has appropriately recognized liabilities for any such matters. Regarding other matters that may involve actual or threatened disputes or litigation, the Company, in accordance with the applicable reporting requirements, provides disclosure of such matters for which the likelihood of material loss is at least reasonably possible and the amount of loss can be reasonably estimated.

The Company also considered the requirements regarding estimates used in the disclosure of contingencies under ASC Subtopic 275-10, Risks and Uncertainties. Based on that guidance, the Company determined that supplemental accrual and disclosure was not required for a change in estimate that involves contingencies because the Company determined that it was not reasonably possible that a change in estimate will occur in the near term. The Company reviews contingencies during each interim period and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

Note 19- Subsequent Events

On August 10, 2015, CSC agreed to acquire in separate transactions Fruition Partners, Inc. (Fruition) and Fixnetix, Limited (Fixnetix). Fruition is an Illinois-based provider of enterprise service management solutions and leading global integration partner for ServiceNow, and is anticipated to enhance capabilities in both the GBS and GIS business units. Fixnetix is a specialized Managed Service Provider of integrated ultra low latency solutions to capital market participants, including many of the world’s largest investment and trading organizations, and is expected to expand the Company's capabilities.
On July 24, 2015, the Company and two of its subsidiaries, CSC Capital Funding Limited (the Issuer), and CSC Computer Sciences International S.a. r.l, established a European commercial paper program (the ECP Program) pursuant to which the Issuer may issue short-term commercial paper notes (the Notes) up to a maximum aggregate amount outstanding at any time of €500 million or its equivalent in alternative currencies. The maturities of the Notes may vary but may not exceed 364 days from the date of issue. The Notes will be unconditionally guaranteed by CSC and will rank at least equal with all of the Company’s other unsecured and unsubordinated indebtedness. The Company’s $2.5 billion committed revolving credit facility will be available, subject to certain conditions, to repay the Notes, if necessary. The Notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula.
On July 23, 2015, the Company announced the signing of an agreement with HCL Technologies to form a banking software and services company. The joint venture will invest in platform modernization and product functionality enhancement and will employ the capabilities of both companies to address the global core banking software market. CSC will provide its expertise in core banking, cards, payments and default management industry, and software and product development. HCL Technologies will provide capital investment, experience in product engineering and application implementation services, and banking sales and client engagement expertise.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter of Fiscal 2016 versus
First Quarter of Fiscal 2015

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company's financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, management's assessment of estimates related to profitability of its long-term contracts and estimates related to impairment of contract-specific assets, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company's control, which could cause actual results to differ materially from the results described in such statements. These forward looking statements should be read in conjunction with the Company's Annual Report on Form 10-K, for the year ended April 3, 2015. The reader should also specifically consider the various risks discussed in the Risk Factors section included elsewhere herein.

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included herein and the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2015. The following discusses the Company's financial condition and results of operations as of and for the quarter ended July 3, 2015, and the comparable period of the prior fiscal year.

Reportable Segments

CSC is a global provider of information technology (IT) and professional services and solutions. The Company's mission is to enable superior returns on its clients' technology investments through best-in-class industry solutions, domain expertise and global scale.

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

•
North American Public Sector (NPS) – NPS delivers IT, mission, and operations-related services to the Department of Defense and civil agencies of the U.S. federal government, as well as state and local government agencies. Commensurate with the Company's strategy of leading the next generation of IT services, NPS is leveraging our commercial best practices and next-generation offerings to bring more cost-effective IT solutions to government agencies which are seeking efficiency through innovation. This approach is designed to yield lower implementation and operational costs as well as a higher standard of delivery excellence. Demand for NPS offerings are driven by evolving government priorities such as: 1) migration to next-generation IT solutions, which includes hybrid cloud infrastructure, application modernization and orchestration, 2) mission intelligence driven by big data solutions, 3) health IT and informatics, 4) cyber security and 5) mobility.

Overview

As a result of CSC's fiscal year convention, first quarter of fiscal 2015 had an extra week. The operating results for the first quarter of fiscal 2016 were impacted by the extra week in fiscal 2015, as noted below:

•
Revenues for the first quarter of fiscal 2016 decreased $476 million, or 14.7%, to $2,761 million, and on a constant currency basis(1), decreased $316 million, or 9.8%, as compared to the first quarter of fiscal 2015. The revenue decrease was partly due to the full impact of the extra week in fiscal 2015 of approximately $117 million.

•
Operating income(2) for the first quarter of fiscal 2016 was $298 million as compared to $304 million for the first quarter of fiscal 2015. Operating income margin was 10.8% and 9.4% for the first quarter of fiscal 2016 and fiscal 2015, respectively.

•
Earnings before interest and taxes(3) (EBIT) for the first quarter of fiscal 2016 was $252 million compared to $248 million for the first quarter of fiscal 2015. EBIT margin improved to 9.1% from last year's first quarter margin of 7.7%.

(1)
Selected references are made on a “constant currency basis” so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing comparisons of operating performance from period to period. Financial results on a “constant currency basis” are non-U.S Generally Accepted Accounting Principles (GAAP) measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This approach is used for all results where the functional currency is not the U.S. dollar.

(2)
Operating income is a non-GAAP measure used by management to assess performance at the segments and on a consolidated basis. The Company’s definition of such measure may differ from other companies. CSC defines operating income as revenue less costs of services, segment general and administrative (G&A) expense, depreciation and amortization expense, and restructuring costs. Operating income excludes corporate G&A, actuarial and settlement charges related to CSC's pension and other post-employment benefit (OPEB) plans, and separation costs. Operating margin is defined as operating income as a percentage of revenue. Management compensates for the limitations of this non-GAAP measure by also reviewing income from continuing operations before taxes. A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014
Operating income	$298	$304
Corporate G&A	(54)	(56)
Pension & OPEB actuarial & settlement losses	—	(1)
Separation costs	(18)	—
Interest expense	(35)	(39)
Interest income	11	5
Other income, net	26	1
Income from continuing operations before taxes	$228	$214

(3)
EBIT is a non-GAAP measure that provides useful information to investors regarding the Company's results of operations as it provides another measure of the Company's profitability, and is considered an important measure by financial analysts covering CSC and its peers. The Company’s definition of such measure may differ from that used by other companies. CSC defines EBIT as income from continuing operations less interest expense, interest income and income tax expense. EBIT margin is defined as EBIT as a percentage of revenue. A reconciliation of EBIT to income from continuing operations is as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014
Earnings before interest and taxes	$252	$248
Interest expense	(35)	(39)
Interest income	11	5
Income tax expense	(64)	(55)
Income from continuing operations	$164	$159

•	Income from continuing operations before taxes was $228 million for the first quarter of fiscal 2016, as compared to $214 million in the first quarter of fiscal 2015.(4)

•	Net income attributable to CSC common stockholders was $160 million for the first quarter of fiscal 2016, as compared to $146 million in the same period of fiscal 2015.

•	Diluted earnings per share (EPS) for the first quarter of fiscal 2016 was $1.14 as compared to $0.98 for the same period in the prior fiscal year.

•
The Company announced total contract awards(5) of $3.2 billion for the first quarter of fiscal 2016, including $0.9 billion for GBS, $1.4 billion for GIS and $1 billion for NPS. Total contract awards for the first quarter of fiscal 2015 were $2.7 billion, including $1.2 billion for GBS, $1.2 billion for GIS and $0.3 billion for NPS.

•
Total backlog(6) at the end of the first quarter of fiscal 2016 was $26.1 billion as compared to $29.2 billion in the prior fiscal year. Of the total $26.1 billion, $6.2 billion is expected to be realized as revenue in the remainder of fiscal 2016, and $8.5 billion is not yet funded.

•
Days Sales Outstanding (DSO)(7) was 68 days at July 3, 2015, an improvement from 81 days at the end of the first quarter of the prior fiscal year. The improvement in DSO was due to the NPS segment trade receivables facility (7 days) and improved working capital (6 days).

(4)
Non-GAAP results are financial measures calculated by excluding certain significant items, which management believes are not indicative of the Company's operating performance. A reconciliation of non-GAAP results to reported results is as follows:

	Quarter ended July 3, 2015
(Amounts in millions, except per-share amounts)	As reported	Separation costs	Gain on divestiture	SEC settlement-related items	Non-GAAP results
Selling, general and administrative (excludes restructuring costs)	$284	$—	$—	$3	$287

Income (loss) from continuing operations, before taxes	$228	$(18)	$22	$3	$221
Income tax expense (benefit)	64	(6)	8	1	61
Income (loss) from continuing operations	$164	$(12)	$14	$2	$160

Net income (loss)	$164	$(12)	$14	$2	$160
Less: Net income attributable to noncontrolling interest, net of tax	4	—	—	—	4
Net income (loss) attributable to CSC common stockholders	$160	$(12)	$14	$2	$156

Effective Tax Rate	28.1%	34.6%	34.6%	34.6%	27.9%

Basic EPS from continuing operations	$1.16	$(0.09)	$0.10	$0.01	$1.13
Diluted EPS from continuing operations	$1.14	$(0.09)	$0.10	$0.01	$1.11

Weighted average common shares outstanding for:
Basic EPS	137.917	137.917	137.917	137.917	137.917
Diluted EPS	140.801	140.801	140.801	140.801	140.801

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

•	Net debt-to-total capitalization ratio(8) was 7.4% at July 3, 2015, a decrease of 2.8% percentage points from 10.2% at April 3, 2015.

•
Cash provided by operating activities was $324 million for the first three months of fiscal 2016, as compared to $273 million for the same period in the prior year. Cash used in investing activities was $84 million for the first three months of fiscal 2016, as compared to $114 million for the same period in the prior year. Cash used in financing activities was $178 million for the first three months of fiscal 2016, as compared to $181 million for the same period in the prior year.

•	Free cash flow(9) of $120 million for the first three months of fiscal 2016 increased $50 million as compared to $70 million for the first three months of fiscal 2015.

(8)	Net debt-to-total capitalization ratio is defined as total current and long-term debt less total cash and cash equivalents divided by total debt and equity, including noncontrolling interest.

(9)
Free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from that of other companies. CSC defines free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and investments (including short-term investments and purchase or sale of available for sale securities) and (3) payments on capital leases and other long-term asset financings. Free cash flow is further adjusted for certain non-recurring cash flow items, such as (i) separation-related payments, (ii) payments related to the fiscal 2015 fourth quarter restructuring, (iii) SEC settlement related payments, and (iv) the sale of accounts receivables.

CSC’s free cash flow measure does not distinguish operating cash flows from investing cash flows as they are required to be presented in accordance with GAAP, and should not be considered a substitute for operating and investing cash flows as determined in accordance with GAAP. Free cash flow is one of the factors CSC management uses in reviewing the overall performance of the business. Management compensates for the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing and financing cash flows. A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014
Net cash provided by operating activities	$324	$273
Net cash used in investing activities	(84)	(114)
Acquisitions, net of cash acquired	—	—
Business dispositions	(34)	(5)
Payments on capital leases and other long-term asset financings	(69)	(84)
Separation-related payments	11	—
Payments on special restructuring costs	19	—
SEC settlement-related payments	186	—
Sale of NPS accounts receivables	(233)	—
Free cash flow	$120	$70

Results of Operations

The Company reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter of the fiscal year to prevent the fiscal year from moving from an approximate end of March date. As a result, the first quarter of fiscal 2015 had an extra week.

For the additional week in fiscal 2015, there was additional revenue of $39 million representing the amortization of fixed fee contracts primarily in the GIS segment. This amount normalized in subsequent fiscal 2015 quarters and as a result there was no impact on total revenue for the fiscal year. In addition, there was additional volume-based revenue, influenced by several factors such as business mix, timing of vacations and number of holidays in the period. The variable revenue component was estimated to be as high as $80 million. For comparative purposes, the full impact of the extra week to fiscal 2015 revenue was estimated to be approximately $117 million.

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

Revenues

Revenues for the GBS, GIS and NPS segments for the quarters ended July 3, 2015 and July 4, 2014, were as follows:

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014	Change	Percent Change
GBS	$919	$1,088	$(169)	(15.5)%
GIS	885	1,131	(246)	(21.8)
NPS	957	1,018	(61)	(6.0)
Total Revenue	$2,761	$3,237	$(476)	(14.7)%

The major factors affecting the percent change in revenues for the quarter ended July 3, 2015 are presented as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	—%	(8.0)%	(7.5)%	(15.5)%
GIS	—	(6.5)	(15.3)	(21.8)
NPS	1.2	—	(7.2)	(6.0)
Cumulative Net Percentage	0.4%	(4.9)%	(10.2)%	(14.7)%

Global Business Services

GBS segment revenue for the first quarter of fiscal 2016 of $919 million, when compared to $1,088 million in the first quarter of fiscal 2015, decreased $169 million or 15.5%. In constant currency, the first quarter revenue was $1,006 million and decreased $82 million, or 7.5% compared to prior year. The unfavorable foreign currency impact was due to strengthening of the U.S. dollar.

The year-over-year revenue decrease in constant currency of $82 million, included revenue from the extra week in fiscal 2015, which did not recur in fiscal 2016. GBS revenue decreased due to revenue decreases within the applications and consulting businesses, partially offset by revenue increases in the Industry Software & Solutions (IS&S) and Big Data offerings.

Reduced applications revenue resulted from contracts that either concluded or were winding down, which more than offset revenue from new contracts. Lower consulting revenue was due to lower project volumes and contact conclusions. Higher IS&S and Big Data revenues resulted from both new business and greater revenues from existing contracts.

GBS had contract awards of $0.9 billion in the first quarter of fiscal 2016, as compared to awards of $1.2 billion in the first of fiscal 2015.

Global Infrastructure Services

GIS segment revenues for the first quarter of fiscal 2016 of $885 million, when compared to $1,131 million in the first quarter of fiscal 2015, decreased $246 million, or 21.8%. In constant currency, first quarter revenues were $958 million and decreased $173 million, or 15.3% compared to prior year. The unfavorable foreign currency impact was due to the strengthening of the U.S. dollar.

The year-over-year revenue decrease in constant currency of $173 million included revenue from the extra week in fiscal 2015, which did not recur in fiscal 2016. GIS revenue decrease was primarily a result of reduced revenue of $116 million from contracts that terminated or concluded, and reduced revenue of $54 million due to contract restructurings and price-
downs. These revenue decreases were partially offset by an increase of $40 million in revenues from new contracts in the Cloud and infrastructure services businesses.

GIS had contract awards of $1.4 billion in the first quarter of fiscal 2016, as compared to $1.2 billion in the comparable period of fiscal 2015.

North American Public Sector

NPS segment revenues were derived from the following sources:

	Quarter Ended
(Amounts in millions)	July 3, 2015	July 4, 2014	Change	Percent Change
Department of Defense	$512	$562	$(50)	(8.9)%
Civil Agencies	366	373	(7)	(1.9)
Other (1)	79	83	(4)	(4.8)
Total	$957	$1,018	$(61)	(6.0)%

(1) Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

NPS revenue for the first quarter of fiscal 2016 decreased $61 million, or 6.0%, as compared to the same period of fiscal 2015. The decrease in revenue included revenue from the extra week in fiscal 2015, which did not recur in the first quarter of fiscal 2016.

The revenue decrease in the Department of Defense (DOD) contracts was due to a net reduction in tasking on existing contracts with the U.S. Army, Defense Intelligence Agency (DIA) and other DOD agencies, partially offset by $16 million of revenue from the two fiscal 2015 acquisitions and revenue from new awards.

Revenue from Civil Agencies, excluding the impact of the extra week in fiscal 2015, increased in the first quarter of fiscal 2016 compared to the same period in fiscal 2015. The revenue increase included $37 million of higher tasking on existing contracts primarily with the Department of Homeland Security, Department of State and NASA. These revenue increases were partially offset by lower revenue from contracts that were winding down, primarily with the Department of Treasury.

NPS had contract awards of $1.0 billion during the first quarter of fiscal 2016, as compared to $0.3 billion during the first quarter of fiscal 2015.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)	$2,026	$2,364	73.3%	73.0%	0.3%
Selling, general and administrative (excludes restructuring costs)	284	344	10.2	10.6	(0.4)
Depreciation and amortization	207	272	7.5	8.4	(0.9)
Restructuring costs	—	10	—	0.3	(0.3)
Separation costs	18	—	0.7	—	0.7
Interest expense, net	24	34	0.9	1.1	(0.2)
Other income, net	(26)	(1)	(0.9)	—	(0.9)
Total	$2,533	$3,023	91.7%	93.4%	(1.7)%

Costs of Services

Costs of services (COS), excludes depreciation and amortization, and restructuring charges of $0 million and $8 million for the first quarter of fiscal 2016 and 2015, respectively. COS as a percentage of revenue for first quarter of fiscal 2016 was 73.3%, and increased 0.3 percentage points as compared to the same period of the prior fiscal year.

The increase in COS ratio for the first quarter of fiscal 2016 was driven by the reduction in revenue, which more than offset the $338 million decrease in COS. The reduction in total COS was a result of management's cost reduction initiatives throughout fiscal 2015 that sought to align the Company's cost structure with business needs.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense, excluded restructuring charges of $0 million and $2 million, for the first quarter of fiscal 2016 and 2015, respectively. SG&A as a percentage of revenue, decreased 0.4 percentage points for the first quarter of fiscal 2016.

The lower SG&A ratio for the first quarter of fiscal 2016 was driven by $60 million of total lower SG&A costs, partially offset by an adverse impact of reduced revenue. The lower SG&A costs were a result of management's cost reduction initiatives throughout fiscal 2015 that sought to align the Company's cost structure with business needs.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue decreased 0.9 percentage points for the first quarter of fiscal 2016 as compared to the same period of fiscal 2015. The decrease in the ratio was primarily driven by the lower GIS ratio. The decrease in the GIS ratio was caused by lower capital expenditures and due to sale of contracts assets to customers where contracts had concluded.

Separation Costs

Separation costs are expenses incurred associated with activities for separation of CSC's NPS business into a separate company called Computer Sciences Government Services Inc. (CSGS). These costs are primarily comprised of third-party accounting, legal and other consulting services. For the first quarter of fiscal 2016, separation costs were $18 million. CSC will continue to incur separation costs during fiscal 2016 up until separation of the CSGS.

Restructuring Costs

There were no restructuring costs recorded during the first quarter ended July 3, 2015 as compared to $10 million in the first quarter of prior fiscal year. These costs were related to headcount reductions in order to align resources to support business needs.

Interest Expense and Interest Income

Interest expense for the first quarter of fiscal 2016 was $35 million, as compared to $39 million during the same period of the prior fiscal year. Interest income for the first quarter of fiscal 2016 was $11 million, as compared to $5 million during the same period of the prior fiscal year.

Other (Income) Expense, Net

Other (income) expense, net comprises gains and losses from the sale of businesses and non-operating assets, impact of movement in foreign currency exchange rates on the Company's foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates, and other miscellaneous gains and losses. For the Company's economic hedges, the offset to the foreign currency (income) expense is within COS.

Other (income) expense, net for the first quarter of fiscal 2016 was $(26) million as compared to $(1) million during the same period of the prior fiscal year. The $25 million increase in other income was primarily due to a $22 million gain on the sale of a business within the NPS segment (see Note 4 to the Consolidated Condensed Financial Statements).

Taxes

The Company's effective tax rate from continuing operations (ETR) was 28.1% and 25.7% for the first quarter ended July 3, 2015 and July 4, 2014, respectively. The primary driver of the ETR for the first quarter ended July 3, 2015 and July 4, 2014 was the global mix of income. In fiscal 2014, a change in valuation allowance in a non-U.S. jurisdiction decreased the ETR by 7.5%. For the tax impact of discontinued operations, see Note 4 to the Consolidated Condensed Financial Statements.

There were no material changes to uncertain tax positions in the first quarter of fiscal 2016 compared to the fiscal 2015 year-end.

The Internal Revenue Service (IRS) is examining the Company's federal income tax returns for fiscal years 2008 through 2013. The IRS examined several issues for the fiscal years 2008 through 2010 that resulted in audit adjustments to the Company’s federal income tax return. The Company does not agree with many of the proposed adjustments and has filed an Appeals brief. Therefore, the Company now expects to reach a resolution for fiscal years 2008 through 2010 no earlier than fiscal year 2017. The significant items subject to examination primarily relate to foreign exchange losses and other US international tax issues. The IRS has not proposed any adjustments for the fiscal years 2011 through 2013. In addition, the Company may settle certain other tax examinations, have lapses in statutes limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position though payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of up to $103 million, excluding interest, penalties, and tax carryforwards.

The UK Finance Act 2015 received Royal Assent and was enacted on March 26, 2015. This legislation includes a new Diverted Profits Tax (“DPT”). The DPT will apply as of April 1, 2015 to profits of multinationals that are considered to have been diverted from the UK taxation as defined under the law. If the UK determines that profits have been diverted, such profits will be subject to tax at a rate of 25.0%. The DPT will apply in two situations; (a) where a foreign company has purposefully avoided having a taxable presence in the UK, or (b) where a group has entered into a tax advantageous structure or transaction that lacks economic substance. Although the intentions of the legislation are to address aggressive tax planning lacking in economic substance, the legislation may have a wider reach as the guidance was drafted very broadly. The Company has reviewed the DPT and based on our interpretation of the DPT has determined it does not have a liability to accrue.

In May 2013, the India Finance Act of 2013 introduced a share buyback tax. The India Finance Act of 2015, passed May 14, 2015, increased the share buyback tax rate to 23.07% and increased the dividend distribution tax rate to 20.36%, among other changes. The Company uses the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our India operations as these earnings are permanently reinvested. While the Company has no plans to do so, events may occur in the future that could effectively force management to change its intent not to repatriate our India earnings. If the Company changes its intent and repatriates such earnings, a dividend distribution tax or share buyback tax will be incurred. These additional taxes will be recorded as tax expense in the period in which the Company changes its intent.

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

Income from Discontinued Operations

The loss from discontinued operations, net of taxes, was $0 million for the quarter ended July 3, 2015, as compared to $8 million for the quarter ended July 4, 2014. The loss during the first quarter of fiscal 2015 is from the small software business in Europe, which was held for sale at July 4, 2014 and sold on July 31, 2014 (see Note 4 to the unaudited Consolidated Condensed Financial Statements).

Earnings Per Share and Share Base

Diluted earnings per share (EPS) from continuing operations for the first quarter of fiscal 2016 was $1.14, as compared to $1.03 in the first quarter of fiscal 2015, an increase of $0.11. This increase was due to both, an increase in the net income attributable to CSC shareholders as well as reduction in the number of weighted average shares outstanding at the end of each period.

Cash Flows

	Quarter Ended
Amounts in millions	July 3, 2015	July 4, 2014
Net cash provided by operating activities	$324	$273
Net cash used in investing activities	(84)	(114)
Net cash used in financing activities	(178)	(181)
Effect of exchange rate changes on cash and cash equivalents	39	19
Net increase (decrease) in cash and cash equivalents	101	(3)
Cash and cash equivalents at beginning of year	2,098	2,443
Cash and cash equivalents at the end of period	$2,199	$2,440

Net cash provided by operating activities for the first three months of fiscal 2016 was $324 million, an increase of $51 million compared to the first three months of fiscal 2015. The increase in net operating cash flow was due to net cash proceeds of $246 million related to the sale of certain NPS receivables (see Note 6 of unaudited Consolidated Condensed Financial Statements), lower payroll payments due to lower headcount, lower vendor payments and lower tax payments of $15 million. Partially offsetting these increases in cash flows were payment of $190 million related to the SEC settlement (see Note 3 to the unaudited Consolidated Condensed Financial Statements), and lower collections of receivables.

Net cash used in investing activities for the first three months of fiscal 2016 was $84 million, a decrease in outflow of $30 million compared to the first three months of fiscal 2015. The year-over-year decrease in outflow was primarily due to $29 million of higher proceeds from business divestitures. There was reduced cash outflow associated with capital expenditures of $16 million, which was largely offset by $13 million of cash collected but not remitted, associated with the sale of NPS receivables.

Net cash used in financing activities in the first three months of fiscal 2016 was $178 million, a decrease in outflow of $3 million compared to the first three months of fiscal 2015. The decrease in outflow was primarily due to lower net payments of borrowings of $35 million, lower share repurchases of $30 million and higher excess tax benefit from stock-based compensation of $5 million, partially offset by lower proceeds from exercise of stock options of $64 million and higher dividend payments of $3 million, as compared to the prior year.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, unrecognized tax positions, and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company's Annual Report on Form 10-K for the year ended April 3, 2015. There have been no material changes since April 3, 2015.

Liquidity and Capital Resources

Cash and cash equivalents were $2.2 billion and $2.1 billion at July 3, 2015 and April 3, 2015, respectively. At July 3, 2015, the Company had approximately $1.4 billion of cash and cash equivalents held in foreign subsidiaries outside of the U.S. It is generally management's intent to permanently reinvest earnings of its foreign operations. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes. The Company has no current plans and does not anticipate repatriating cash to the U.S. as taxable dividends. The Company is currently considering transactions in which it would repatriate some of the cash to the U.S. through settlement of inter-company loans or return of capital distributions in a tax efficient manner. The cash held outside of the U.S. can be used by the Company to fund strategic acquisitions off-shore such as the fiscal 2012 acquisitions of iSOFT and Applabs.

At the end of the first quarter of fiscal 2016, CSC’s ratio of net debt-to-total capitalization was 7.4%, a decrease from 10.2% at the end of fiscal 2015. The decrease in the ratio was primarily the result of a decrease in net debt, due to the increase in cash and cash equivalents, and a decrease in total debt.

The following table summarizes the Company’s capitalization ratios as of the end of the first quarter of fiscal 2016 and 2015:

	As of
(Amounts in millions)	July 3, 2015	April 3, 2015
Total debt	$2,618	$2,669
Cash and cash equivalents	2,199	2,098
Net debt	$419	$571

Total debt	$2,618	$2,669
Equity	3,014	2,949
Total capitalization	$5,632	$5,618

Debt-to-total capitalization	46.5%	47.5%
Net debt-to-total capitalization	7.4%	10.2%

At July 3, 2015, the Company had $911 million of short-term borrowings and current maturities of long-term debt, and $1,707 million of long-term debt. There were no borrowings against the Company's $2.5 billion committed revolving credit facility, and $3 million borrowed against CSC Finance Co. LLC's (CSC Finco) $250 million Lease Credit Facility (see Note 10 to the unaudited Consolidated Condensed Financial Statements).

On April 21, 2015, the Company entered into a Master Accounts Receivable Purchase Agreement between the Company, as Seller, and The Royal Bank of Scotland, PLC (“RBS”) as Purchaser, along with Mitsubishi UFJ Financial Group Ltd. and Bank of Nova Scotia, each as a Participant. The structured transaction results in the continuous non-recourse true sale of eligible receivables and establishes a receivables purchase facility (the "Facility") that provides for up to $450 million in funding based on the availability of eligible receivables and the satisfaction of certain conditions. The Facility is an uncommitted facility that has a term of 1 year unless terminated earlier. The Company expects to use the proceeds from receivable sales under the Facility for general corporate purposes (see Note 6 to the unaudited Consolidated Condensed Financial Statements). During the first quarter of fiscal 2016, CSC sold $794 million of receivables under the program for cash and incurred purchase discount and administrative fees of under $1 million. The Company collected cash of $561 million on sold receivables, of which $548 million was remitted to RBS and the remainder of $13 million was held in restricted cash as of July 3, 2015 due to timing of settlement with RBS. The Company also holds $2 million in restricted cash as recourse for RBS on accrued purchase discount and administrative fees.

Subsequent to the end of the first quarter, the Company and two of its subsidiaries, CSC Capital Funding Limited (the Issuer), and CSC Computer Sciences International S.a. r.l, established a European commercial paper program (the ECP Program) pursuant to which the Issuer may issue short-term commercial paper notes (the Notes) up to a maximum aggregate amount outstanding at any time of €500 million or its equivalent in alternative currencies. The maturities of the Notes may vary but may not exceed 364 days from the date of issue. The Notes will be unconditionally guaranteed by CSC and will rank at least equal with all of the Company’s other unsecured and unsubordinated indebtedness. The

Company’s $2.5 billion committed revolving credit facility will be available, subject to certain conditions, to repay the Notes, if necessary. The Notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula.

In May 2014, the Company's Board of Directors approved a share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock, after completion of a prior repurchase program. The timing, volume, and nature of future share repurchases are at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the repurchase program. During the first quarter of fiscal 2016, the Company repurchased and retired 1,780,224 shares of common stock through open market purchases for aggregate consideration of $118 million at a weighted average price of $66.36 per share. The amount outstanding, at July 3, 2015, for which shares may be repurchased under the program was $0.8 billion.

During the first quarter of fiscal 2016, the Company declared quarterly cash dividends to its common stockholders aggregating to $0.23 per share, or approximately $32 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Company's Board of Directors.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its revolving credit facility. As of July 3, 2015, the Company’s total liquidity was $4.7 billion, consisting of $2.2 billion of cash and cash equivalents and the full $2.5 billion available under the Company's revolving credit facility. In addition, the Company had access to the undrawn balance of $247 million under CSC Finco's $250 million Leasing Facility at CSC Finco to fund capital expenditures. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and available borrowings under the Company's undrawn credit facilities and CSC Finco's Leasing Facility. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to obtain debt financing on acceptable terms in the future.

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

Subsequent to the May 19, 2015 announcement of the proposed Separation, all three major ratings agencies that rate the Company's debt took ratings action. Fitch formally reaffirmed its existing credit ratings of BBB with "Stable" outlook. S&P put the Company's credit ratings on "Credit Watch" but stated its expectations to reaffirm its ratings of BBB+ with "Stable" outlook. Moody's also put the Company's ratings of Baa2 with "Stable" outlook under "credit review". On July 16, 2015, S&P confirmed its credit ratings of BBB+ with "Stable" outlook, and on July 30, 2015, Moody’s confirmed its credit ratings of Baa2 with “Stable” outlook.

The most recent ratings and outlooks issued by Moody's, S&P and Fitch are described in the table below:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB	Stable	F2
Moody's	Baa2	Stable	-
S&P	BBB+	Stable	A-2

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to the Company by each agency may be subject to revision at any time. Accordingly, CSC is not able to predict whether its current credit ratings will remain as disclosed above. Factors that can affect the Company's credit ratings include changes in its operating performance, its financial position outcome of ongoing litigation as well as regulatory action, and changes in its business strategy. If further changes in the Company's credit ratings were to occur, they could impact, among other things, its future borrowing costs and access to capital markets.

RECENT ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING ESTIMATES

Recent accounting pronouncements and the anticipated impact to the Company are described in the notes to the unaudited Consolidated Condensed Financial Statements included in this Form 10-Q as well as in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2015.

The Company has identified several critical accounting estimates which are described in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for fiscal 2015. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the Consolidated Condensed Financial Statements. The Company's critical accounting estimates relate to: revenue recognition and cost estimation and recoverability on long term, fixed-price contracts; revenue recognition on software license sales that require significant customization; estimates used to determine deferred income taxes; capitalization of outsourcing contract costs and software development costs; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze contingencies and litigation. Modifications to contract scope, schedule, and price may be required on development contracts accounted for on a percentage-of-completion basis and other contracts with the U.S. federal government. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, the Company may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance. The Company routinely negotiates such contract modifications. For all these estimates, the Company cautions that future events may not develop as forecast, and the best estimates routinely require adjustment. During fiscal 2016, there have been no changes to the Company's critical accounting estimates described in the Company's Annual Report on Form 10-K for fiscal 2015.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2015. For the quarter ended July 3, 2015, there have been no material changes to the sources and effects of the Company's market risk.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of July 3, 2015 to ensure (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2015.

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

During the fiscal quarter ended July 3, 2015, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is set forth in Note 18, Commitments & Contingencies, to the unaudited Consolidated Condensed Financial Statements under the caption “Contingencies”, contained in Part I - Item 1 of this Current Report on Form 10-Q. Such information is incorporated herein by reference and made a part hereof.

Item 1A.	Risk Factors

Past performance may not be a reliable indicator of future financial performance. Future performance and historical trends may be adversely affected by the following factor, as well as other variables, and should not be relied upon to project future period results. Except as set forth below, there have been no material changes to the risk factors reported under Item 1A of our 2015 Form 10-K.

•	Our ability to raise additional capital for future needs will impact our ability to compete in the markets we serve.

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

In addition, subsequent to our announcement to separate into two publicly traded companies, all three credit rating agencies took ratings action. Fitch Ratings formally reaffirmed its existing credit ratings of BBB with "Stable" outlook. S&P put the Company's credit ratings on "Credit Watch" but stated its expectations to reaffirm S&P's ratings of BBB+ with "Stable" outlook. Moody's put the Company's ratings of Baa2 and "Stable" under "credit review" and that its expectations were to either reaffirm Moody's existing Baa2 rating or a one-notch downgrade to Baa3, both of which are investment grade credit ratings. On July 16, 2015, S&P confirmed its existing credit ratings of BBB+ with “Stable” outlook and characterized our business risk profile as satisfactory overall, but weaker than before. On July 30, 2015, Moody’s confirmed its existing credit ratings of Baa2 with “Stable” outlook.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended July 3, 2015 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 4, 2015 to May 1, 2015	1,148,051	$65.33	1,148,051	$813,791,617
May 2, 2015 to May 29, 2015	363,559	$68.31	332,173	$791,099,279
May 30, 2015 to July 3, 2015	614,284	$67.51	300,000	$770,695,899

(1)
The Company accepted 336,510 shares of its common stock in the quarter ended July 3, 2015 from employees in lieu of cash due to the Company in connection with the settlement of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 9,160 shares of its common stock in the quarter ended July 3, 2015 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
During the first quarter of fiscal 2015, the Company's Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock. CSC has been implementing these programs through purchases made in open market transactions in compliance with SEC Rule 10b-18 and Rule 10b5-1, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board of Directors has not established an end date for the repurchase program. The approximate amount for which shares may yet be purchased under this program at July 3, 2015 is $771 million.

The Company repurchased 1,780,224 shares of its common stock in the fiscal quarter ended July 3, 2015 pursuant to the share repurchase program.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits
The following exhibits are filed with this report.

Exhibit Number	Description of Exhibit
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (filed on April 5, 2011) (file number 11739300))

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010 (filed August 11, 2010) (file number 101007138))

3.2
Amended and Restated Bylaws dated as of February 7, 2012 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (filed May 29, 2012) (file number 12874585))

3.3
Certificate of Amendment to Section 1 of Article III of the Amended and Restated Bylaws, dated June 10, 2015 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed June 15, 2015) (file number 15930988))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file number 081071955))

4.2
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.3
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.4
2.500% Senior Note due 2015 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.5
4.450% Senior Note due 2022 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

10.1
Master Accounts Receivable Purchase Agreement, dated as of April 21, 2015, by and between the Company, as seller, and The Royal Bank of Scotland PLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed April 27, 2015) (file number 15795683))

10.2
Dealer Agreement, dated as of July 24, 2015, by and between the CSC Capital Funding Limited, as issuer, the Company, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed July 28, 2015) (file number 151010497))

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

COMPUTER SCIENCES CORPORATION

Dated:	August 12, 2015	By:	/s/ Diane E. Wilfong
		Name:	Diane E. Wilfong
		Title:	Vice President and Controller
(Principal Accounting Officer)