Form 10-Q
period 2015-10-02
COMPUTER SCIENCES CORP
filed 2015-11-10
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 2, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
138,783,908 shares of Common Stock, $1.00 par value, were outstanding on October 23, 2015.

PART I. ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended		Six Months Ended
(Amounts in millions, except per-share amounts)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Revenues	$2,712	$3,080	$5,473	$6,317

Costs of services (excludes depreciation and amortization and restructuring costs)	1,970	2,207	3,996	4,571
Selling, general and administrative (excludes restructuring costs)	286	346	570	690
Depreciation and amortization	203	252	410	524
Restructuring costs	6	(7)	6	3
Separation and merger costs	46	—	64	—
Interest expense	35	36	70	75
Interest income	(7)	(5)	(18)	(10)
Other (income) expense, net	(3)	6	(29)	5
Total costs and expenses	2,536	2,835	5,069	5,858

Income from continuing operations, before taxes	176	245	404	459
Income tax (benefit) expense	3	68	67	123
Income from continuing operations	173	177	337	336
Loss from discontinued operations, net of taxes	—	(21)	—	(29)
Net income	173	156	337	307
Less: net income attributable to noncontrolling interest, net of tax	6	5	10	10
Net income attributable to CSC common stockholders	$167	$151	$327	$297

Earnings (loss) per common share
Basic:
Continuing operations	$1.21	$1.20	$2.37	$2.26
Discontinued operations	—	(0.15)	—	(0.20)
	$1.21	$1.05	$2.37	$2.06
Diluted:
Continuing operations	$1.19	$1.18	$2.32	$2.22
Discontinued operations	—	(0.14)	—	(0.20)
	$1.19	$1.04	$2.32	$2.02

Cash dividend per common share	$0.23	$0.23	$0.46	$0.46

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Net income	$173	$156	$337	$307

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(110)	(133)	(57)	(99)
Loss on foreign currency forward contracts	(14)	(5)	(12)	(6)
Unrealized loss on available-for-sale securities	(6)	—	—	—
Pension and other post-retirement benefit plans	(6)	(3)	(13)	(4)
Other comprehensive loss, net of taxes	(136)	(141)	(82)	(109)

Comprehensive income	37	15	255	198
Less: comprehensive income attributable to noncontrolling interest, net of taxes	6	5	10	10
Comprehensive income attributable to CSC common stockholders	$31	$10	$245	$188

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per-share data)	October 2, 2015	April 3, 2015

Current assets:
Cash and cash equivalents	$1,818	$2,098
Receivables, net of allowance for doubtful accounts of $41 (fiscal 2016) and $41 (fiscal 2015)	2,127	2,369
Prepaid expenses and other current assets	500	438
Total current assets	4,445	4,905

Property and equipment, net of accumulated depreciation of $3,567 (fiscal 2016) and $3,461 (fiscal 2015)	1,519	1,583
Software, net of accumulated amortization of $1,614 (fiscal 2016) and $1,642 (fiscal 2015)	774	751
Outsourcing contract costs, net of accumulated amortization of $465 (fiscal 2016) and $476 (fiscal 2015)	338	326
Goodwill, net	1,842	1,671
Other assets	1,095	965
Total Assets	$10,013	$10,201

Current liabilities:
Short-term debt and current maturities of long-term debt	$894	$904
Accounts payable	436	422
Accrued payroll and related costs	377	356
Accrued expenses and other current liabilities	1,028	1,239
Deferred revenue and advance contract payments	587	618
Income taxes payable and deferred income taxes	55	62
Total current liabilities	3,377	3,601

Long-term debt, net of current maturities	1,716	1,765
Income tax liabilities and deferred income taxes	451	412
Other long-term liabilities	1,423	1,474

CSC stockholders' equity
Common stock, par value $1 per share; authorized 750,000,000; issued 148,484,053 (fiscal 2016) and 148,373,736 (fiscal 2015)	148	148
Additional paid-in capital	2,312	2,286
Earnings retained for use in business	1,091	912
Accumulated other comprehensive (loss) income	(61)	21
Less common stock in treasury, at cost, 10,011,393 (fiscal 2016) and 9,600,396 (fiscal 2015)	(473)	(446)
Total CSC stockholders’ equity	3,017	2,921
Noncontrolling interest in subsidiaries	29	28
Total Equity	3,046	2,949
Total Liabilities and Equity	$10,013	$10,201

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014
Cash flows from operating activities:
Net income	$337	$307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	410	524
Stock-based compensation	7	35
Net gain on dispositions of businesses and assets	(55)	(13)
Excess tax benefit from stock based compensation	(16)	(12)
Other non cash charges, net	19	21
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in assets	176	(32)
Decrease in liabilities	(437)	(340)
Net cash provided by operating activities	441	490

Cash flows from investing activities:
Purchases of property and equipment	(184)	(201)
Payments for outsourcing contract costs	(53)	(28)
Software purchased and developed	(104)	(104)
Payments for acquisitions, net of cash acquired	(236)	(35)
Business dispositions	34	(13)
Proceeds from sale of assets	50	70
Other investing activities, net	12	13
Net cash used in investing activities	(481)	(298)

Cash flows from financing activities:
Borrowings of commercial paper	299	—
Payments of commercial paper	(84)	—
Borrowings under lines of credit	1,310	—
Repayment of borrowings under lines of credit	(1,150)	(32)
Principal payments on long-term debt	(461)	(139)
Proceeds from stock options and other common stock transactions	45	125
Excess tax benefit from stock-based compensation	16	12
Repurchase of common stock	(118)	(559)
Dividend payments	(64)	(63)
Other financing activities, net	(6)	—
Net cash used in financing activities	(213)	(656)
Effect of exchange rate changes on cash and cash equivalents	(27)	(56)
Net decrease in cash and cash equivalents	(280)	(520)
Cash and cash equivalents at beginning of year	2,098	2,443
Cash and cash equivalents at end of period	$1,818	$1,923

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 3, 2015	148,374	$148	$2,286	$912	$21	$(446)	$2,921	$28	$2,949
Net income				327			327	10	337
Other comprehensive loss					(82)		(82)		(82)
Stock based compensation expense			6				6		6
Acquisition of treasury stock						(27)	(27)		(27)
Stock option exercises and other common stock transactions	2,053	2	52				54		54
Share repurchase program	(1,943)	(2)	(32)	(84)			(118)		(118)
Cash dividends declared				(64)			(64)		(64)
Noncontrolling interest distributions and other							—	(9)	(9)
Balance at October 2, 2015	148,484	$148	$2,312	$1,091	$(61)	$(473)	$3,017	$29	$3,046

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 28, 2014	154,721	$155	$2,304	$1,592	$279	$(418)	$3,912	$32	$3,944
Net income				297			297	10	307
Other comprehensive loss					(109)		(109)		(109)
Stock based compensation expense			35				35		35
Acquisition of treasury stock						(18)	(18)		(18)
Stock option exercises and other common stock transactions	3,497	3	136				139		139
Share repurchase program	(8,314)	(8)	(136)	(359)			(503)		(503)
Cash dividends declared				(66)			(66)		(66)
Noncontrolling interest distributions and other				(11)	11		—	(10)	(10)
Balance at October 3, 2014	149,904	$150	$2,339	$1,453	$181	$(436)	$3,687	$32	$3,719

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the interim period unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarters ended October 2, 2015 and October 3, 2014, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Condensed Financial Statements and the accompanying notes. The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2015 (fiscal 2015).

On November 4, 2015, the Company's Board of Directors approved the separation of the Company's U.S. public sector business (see Note 19).

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

The Company's income from continuing operations, before taxes and noncontrolling interest, and diluted earnings per share (EPS) from continuing operations, included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method, for the quarters ended October 2, 2015 and October 3, 2014:

	Quarter Ended		Six Months Ended
(Amounts in millions, except per-share data)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Gross favorable	$15	$43	$37	$72
Gross unfavorable	(2)	(7)	(11)	(17)
Total net adjustments, before taxes and non-controlling interest	$13	$36	$26	$55

Impact on diluted EPS from continuing operations	$0.05	$0.15	$0.11	$0.21

Unbilled recoverable amounts under contracts in progress do not have an allowance for credit losses, and therefore, any adjustments to unbilled recoverable amounts under contracts in progress related to credit quality would be accounted for as a reduction of revenue. Unbilled recoverable amounts under contracts in progress resulting from sales, primarily to the United States (U.S.) and other governments, that are expected to be collected after one year totaled $27 million and $19 million as of October 2, 2015 and April 3, 2015, respectively.

Depreciation expense was $131 million and $265 million for the quarter and six months ended October 2, 2015, respectively, and $155 million and $324 million for the quarter and six months ended October 3, 2014, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 2 - Recent Accounting Pronouncements

New Accounting Standards

During the six months of fiscal 2016, the Company adopted the following Accounting Standard Update (ASU):

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08), which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” The ASU changes the definition of discontinued operations by limiting discontinued operations reporting to disposals that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under the previous guidance, many disposals, some of which may have been routine in nature and not representative of a substantive change in an entity’s strategy, were reported in discontinued operations. ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The adoption of ASU 2014-08, effective as of April 4, 2015, did not have a material impact on CSC's Consolidated Condensed Financial Statements.

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), "Simplifying the Accounting for Measurement Period Adjustments" (ASU 2015-16). This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of charges in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. CSC believes based on recent acquisitions that the impact that the adoption of ASU 2015-16 is immaterial. ASU 2015-16 will be effective for CSC in fiscal 2017.

In August 2015, the FASB issued ASU No. 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" (ASU 2015-15). Specifically, the ASU states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the underlying line of credit (LOC) arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. . Presentation of fees under LOC arrangements had not been specified in earlier guidance issued by the FASB in April, 2015, ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which changed the presentation of debt issuance costs in financial statements. Under the guidance in ASU 2015-03, debt issuance costs (other than those in LOC arrangements) are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-15 is effective upon adoption of ASU 2015-03. Early adoption of ASU 2015-03 is allowed for financial statements that have not previously been issued. The guidance is to be applied retrospectively to all prior periods. ASUs 2015-03 and 2015-15 will be effective for CSC beginning in fiscal 2017. CSC is currently evaluating the impact that the combined adoption of ASUs 2015-03 and 2015-15 may have on CSC's Consolidated Condensed Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition—Construction-

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Type and Production-Type Contracts". The core principle of ASU 2014-09 is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which CSC expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable users of CSC's financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. CSC will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption is not allowed. ASU 2014-09 provides two methods of retrospective application. The first method would require CSC to apply ASU 2014-09 to each prior reporting period presented. The second method would require CSC to retrospectively apply ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. CSC expects that ASU 2014-09 will be effective for CSC beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which was issued by the FASB in August 2015 and permits a one-year delay of the original effective date. CSC is currently evaluating the impact that the adoption of ASUs 2014-09 and 2015-14 may have on CSC's Consolidated Condensed Financial Statements.

Other recently issued ASUs effective after October 2, 2015 are not expected to have a material effect on CSC's Consolidated Condensed Financial Statements.

Note 3 - Settlement of SEC Investigation

During the first quarter of fiscal 2016, the previously disclosed agreed-upon settlement with the SEC was formally approved by the SEC. The settlement became effective on June 5, 2015 and the Company paid a penalty of $190 million on June 11, 2015. As part of the settlement, the Company also agreed to implement a review of its compliance policies through an independent compliance consultant and to cease and desist from further violations of the anti-fraud, reporting, and books-and-records provisions of the U.S. securities laws. As part of the settlement, the Company neither admitted nor denied the SEC’s allegations concerning such matters. Further, as part of the settlement, on June 5, 2015, the Company filed its Form 10-K/A in respect of its fiscal year ended March 28, 2014 in order to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and 2010 reflected in the five year financial data table, all as previously set forth in the Company’s originally filed Form 10-K for its 2014 fiscal year. The restatement had no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss), Statements of Cash Flows and Statements of Changes in Equity for fiscal 2013 or fiscal 2014 or on its financial statements for fiscal 2015. The independent compliance consultant completed its review of the Company's compliance policies and submitted its report to the SEC on October 2, 2015. The Company has begun implementation of the consultant's recommendations.

Note 4 - Acquisitions and Divestitures

Fiscal 2016 Acquisitions

On September 24, 2015, CSC acquired Fixnetix, Limited (Fixnetix), a privately held provider of front-office managed trading solutions for capital markets, for total estimated purchase consideration of $110 million. The acquisition enhances CSC's ability to offer capital market clients an expanded range of as-a-service front office capabilities and address growing demand for greater efficiency and innovation in trading, market data, hosting, infrastructure, connectivity and risk management.

The purchase consideration included cash of $88 million (net of $1 million of cash acquired) paid at closing, and the preliminarily estimated fair value of contingent consideration of $21 million (see Note 7). The estimated amount of contingent consideration was based on a contractually defined multiple of Fixnetix's revenues during two specified periods, as well as other considerations. Should the final amount of contingent consideration be different from the preliminary estimate of $21 million, the difference will be recorded as other income or expense in the future periods. The range of possible outcomes for the final fair value of the contingent consideration is $0 to $26 million. A portion of the earnout is expected to be paid on the first anniversary of the acquisition date and the remainder is expected to be paid on the second anniversary of the acquisition date. The acquisition was funded from CSC's existing cash balances. The Company incurred transaction costs of under $1 million associated with this acquisition. These costs were expensed and are included within selling, general and administrative expenses.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is presented below:

(Amounts in millions)	Estimated Fair Value
Accounts receivable and other current assets	$13
Intangible asset - developed technology	12
Intangible assets - customer relationships and trade names	31
Property and equipment and other noncurrent assets	8
Trade payables, accrued expenses and deferred revenue	(24)
Leases and other long-term liabilities	(6)
Deferred tax liability, net	(4)
Total identifiable net assets acquired	30
Goodwill	80
Total estimated consideration	$110

The goodwill recognized in the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset; it is associated with the GIS segment and is not tax-deductible.

On September 17, 2015, CSC acquired Fruition Partners (Fruition), a privately-held company that is a leading provider of technology-enabled solutions for the service management sector and the largest ServiceNow-exclusive service management consulting firm. The acquisition bolsters CSC's ability to offer enterprise and emerging clients an expanded range of cloud-based service-management solutions to improve their business through organizational efficiency and lower operating costs.

Cash consideration of $148 million (net of cash acquired of $2 million) was paid at closing for this acquisition. The acquisition was funded from CSC's existing cash balances. The Company incurred transaction costs of under $1 million associated with this acquisition. These costs were expensed and are included within selling, general and administrative expenses.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is presented below:

(Amounts in millions)	Estimated Fair Value
Accounts receivable and other current assets	$19
Intangible asset - developed technology	9
Intangible assets - customer relationships and trade names	34
Property and equipment and other noncurrent assets	1
Trade payables, accrued expenses and deferred revenue	(12)
Deferred tax liabilities, net	(6)
Total identifiable net assets acquired	45
Goodwill	105
Total consideration	$150

The goodwill recognized in the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset; it is associated with the GBS segment and is not tax-deductible.

The Company’s purchase price allocations for the Fixnetix and Fruition acquisitions are preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The financial results of the fiscal 2016 acquired businesses, from the dates of their acquisition, were not material for inclusion in Company's unaudited Consolidated Condensed Financial Statements. Pro forma financial information for these acquisitions has not been presented as they were neither individually nor in the aggregate material to CSC’s consolidated results.

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

The financial results of the fiscal 2015 acquired business were included in the Company’s unaudited Consolidated Condensed Financial Statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented as it was not material to CSC’s consolidated results.

Fiscal 2016 Divestiture

On April 27, 2015, the Company divested its wholly-owned subsidiary, Welkin Associates Limited (Welkin), a provider of systems engineering and technical assistance services to the intelligence community and other U.S. Department of Defense clients. The Welkin business was part of the NPS segment. CSC received consideration of $34 million, and recorded a pre-tax gain on sale of $22 million, which is included in Other income, net on the unaudited Consolidated Condensed Statement of Operations. Included in the divested net assets of $10 million was $7 million of goodwill, and the transaction costs approximated $2 million. The divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on CSC's operations and financial results.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

A summary of the results of the discontinued operations is presented below:

	Quarter Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Operations
Revenue	$—	$3	$—	$10

Income from discontinued operations, before taxes	—	(2)	—	(11)
Tax expense	—	—	—	—
Net income from discontinued operations	$—	$(2)	$—	$(11)

Disposal
Gain (loss) on disposition, before taxes	$—	$(22)	$—	$(21)
Tax expense	—	(3)	—	(3)
Gain (loss) on disposition, net of taxes	$—	$(19)	$—	$(18)

Income from discontinued operations, net of taxes	$—	$(21)	$—	$(29)

Note 5 - Earnings Per Share

Basic earnings per common share (EPS) and diluted EPS are calculated as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions, except per-share amounts)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

Net income attributable to CSC common stockholders
From continuing operations	$167	$172	$327	$326
From discontinued operations	—	(21)	—	(29)
	$167	$151	$327	$297
Common share information:
Weighted average common shares outstanding for basic EPS	138.295	143.279	138.106	144.346
Dilutive effect of stock options and equity awards	2.237	2.317	2.593	2.809
Shares for diluted earnings per share	140.532	145.596	140.699	147.155

Earnings per share – basic and diluted:
Basic EPS:
Continuing operations	$1.21	$1.20	$2.37	$2.26
Discontinued operations	—	(0.15)	—	(0.20)
Total	$1.21	$1.05	$2.37	$2.06

Diluted EPS:
Continuing operations	$1.19	$1.18	$2.32	$2.22
Discontinued operations	—	(0.14)	—	(0.20)
Total	$1.19	$1.04	$2.32	$2.02

The computation of diluted EPS for the quarter and six months ended October 2, 2015 and October 3, 2014 excluded stock options and restricted stock units (RSUs) whose impact would have been anti-dilutive. The number of shares related to such stock options was 2,094,671 and 1,826,679 for the quarter and six months ended October 2, 2015, respectively, and 1,306,873 and 1,006,720 for the quarter and six months ended October 3, 2014, respectively. The number of shares

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

related to such RSUs was 9,637 and 3,837 for the quarter and six months ended October 2, 2015, respectively, and 1,146,523 and 433,709 for the quarter and six months ended October 3, 2014, respectively.

Note 6 - Sale of Receivables

On April 21, 2015, CSC entered into a Master Accounts Receivable Purchase Agreement (the Purchase Agreement) with The Royal Bank of Scotland, PLC (RBS) as Purchaser, along with Mitsubishi UFJ Financial Group Ltd. and Bank of Nova Scotia, each as a Participant, for the continuous non-recourse sale of its eligible NPS segment trade receivables.

Subsequent to the April 21, 2015 agreement, RBS assigned its rights as a purchaser to The Bank of Tokyo-Mitsubishi UFJ, Ltd (BTMU), and the Purchase Agreement was amended to add CSC Government Solutions LLC as a seller, and BTMU, The Bank of Nova Scotia, and Mizuho Bank, Ltd. each as a purchaser. The amended agreement also converted the receivables purchase facility (the Facility) to a committed facility, extended the initial term to a two-year period, and added Computer Sciences Government Services, Inc as a guarantor.

Under the Facility, CSC can sell up to $450 million of eligible NPS receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts. CSC has no retained interests in the transferred receivables and only performs collection and administrative functions for the Purchaser for a servicing fee.

The Company expects to use the proceeds from receivable sales under the Facility for general corporate purposes.

CSC accounts for these receivable transfers as sales under ASC 860 "Transfers and Servicing" and derecognizes the sold receivables from its Consolidated Condensed Balance Sheets. The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on sale of receivables was recorded. CSC estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized as of October 2, 2015.

During the second quarter and first six months of fiscal 2016, CSC sold $619 million and $1,333 million, respectively, of billed and unbilled receivables. Collections corresponding to these receivables sales were $609 million and $1,156 million for the second quarter and first six months, respectively. As of October 2, 2015, there was $7 million of cash collected but not remitted to purchasers, which was recorded as restricted cash, and included in prepaid expenses and other current assets with the offsetting liability included within accrued expenses and other current liabilities, on the unaudited Consolidated Condensed Balance Sheet. CSC incurred purchase discount and administrative fees of under $1 million for the second quarter, and $1 million for the first six months of fiscal 2016. These fees were recorded, net of servicing income, within other (income) expense, net in the unaudited Consolidated Condensed Statement of Operations.

The net impact of the accounts receivable sales was $9 million and $176 million for the second quarter and first six months of fiscal 2016, respectively.

The Company also holds $2 million in restricted cash as recourse for accrued purchase discount and administrative fees. This restricted cash balance, being long-term in nature, is included in Other Assets on the unaudited Consolidated Condensed Balance Sheets.

The net cash proceeds under the Facility, except for the $2 million escrow and $7 million of cash collected but not remitted to purchasers, are reported as operating activities in the unaudited Consolidated Condensed Statement of Cash Flows because both cash received from purchasers and cash collections are not subject to significant interest rate risk. The $2 million escrow is reported as investing activity, and the $7 million of cash collected but not remitted to purchasers is reported as a financing inflow and a corresponding investing outflow, in the unaudited Consolidated Condensed Statement of Cash Flows.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 7 - Fair Value

Fair value measurements on a recurring basis

The following tables present the Company’s assets and liabilities, excluding pension assets that are measured at fair value on a recurring basis as of October 2, 2015 and April 3, 2015:

	As of October 2, 2015
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$355	$355	$—	$—
Time deposits	451	451	—	—
Derivative instruments	17	—	17	—
Total assets	$823	$806	$17	$—

Liabilities:
Derivative instruments	$17	$—	$17	$—
Contingent consideration for an acquisition	(21)	—	—	(21)
Total liabilities	$(4)	$—	$17	$(21)

	As of April 3, 2015
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$344	$344	$—	$—
Time deposits	411	411	—	—
Derivative instruments	20	—	20	—
Total assets	$775	$755	$20	$—

Liabilities:
Derivative instruments	$5	$—	$5	$—
Total liabilities	$5	$—	$5	$—

The Company's money market funds, money market deposit accounts and time deposits are reported in cash and cash equivalents and short-term investments are included in prepaid expenses and other current assets. Available for sale securities are included in other assets. The balance sheet classifications of the Company's derivative instruments are presented in Note 8. Contingent consideration is included in other long-term liabilities. There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The significant inputs used in the valuation of the contingent consideration include Fixnetix's revenues during the earn-out measurement period and a multiple of these revenues, in accordance with the purchase agreement. Further, the determination of revenues earned during the measurement period is based on U.S. GAAP as laid out in ASC 605, Revenue Recognition. The sensitivity of the value of the contingent consideration is based on the revenues earned during the measurement period, per U.S. GAAP, and consequently the fair value of the contingent consideration can range between $0 and $26 million. As of October 2, 2015, there were no change in the fair value of this liability therefore no gains or losses recognized in earnings related to this liability.

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, intangible assets, and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the quarters ended October 2, 2015 and October 3, 2014.

Financial instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases was $1,527 million and $1,550 million, and the estimated fair value was $1,637 million and $1,681 million, as of October 2, 2015 and April 3, 2015, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

The Company is subject to counterparty risk in connection with its derivative instruments (see Note 8). With respect to its foreign currency derivatives, as of October 2, 2015 there were four counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is less than $2 million. With respect to its interest rate swaps, there were two counterparties with concentration of risk and the maximum amount of loss that the Company could incur was $15 million as of October 2, 2015.

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

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of October 2, 2015, the Company had $17 million of accounts receivable, $11 million of related allowance for doubtful accounts, $1 million of other assets, and $4 million of accounts payable with customers involved in bankruptcy proceedings.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 8 - Derivative Instruments

The following table presents the fair values of derivative instruments included on the unaudited Consolidated Condensed Balance Sheets as of October 2, 2015 and April 3, 2015:

	Derivative Assets			Derivative Liabilities
		As of			As of
(Amounts in millions)	Balance sheet line item	October 2, 2015	April 3, 2015	Balance sheet line item	October 2, 2015	April 3, 2015

Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$15	$18	Other long-term liabilities	$—	$—
Foreign Currency forward contracts	Prepaid expense and other current assets	—	1	Accrued expenses and other current liabilities	14	3
Total fair value of derivatives designated for hedge accounting		$15	$19		$14	$3

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Prepaid expense and other current assets	$2	$1	Accrued expenses and other current liabilities	$3	$2
Total fair value of derivatives not designated for hedge accounting		$2	$1		$3	$2

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

During the second quarter of fiscal 2016, the Company terminated one of its interest rates swaps with a fair value of $4.5 million and derecognized the related derivative asset. The interest rate swap had a notional value of $75 million. The $4.5 million hedge gain will be amortized into interest income over the remaining life of the debt.

The following table presents the pre-tax gains (losses) related to the fair value hedges and the related hedged items for the quarters ended October 2, 2015 and October 3, 2014:

	Derivative Instrument			Hedged Item
(Amounts in millions)	Statement of Operations line item	Gain (Loss) for the Quarter Ended		Balance Sheet line item	Gain (Loss) for the Quarter Ended
		October 2, 2015	October 3, 2014		October 2, 2015	October 3, 2014
Interest rate swaps	Other Income (Expense)	$7	$(1)	Debt	$(7)	$1

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following table presents the pre-tax gains (losses) related to the fair value hedges and the related hedged items for the six months ended October 2, 2015 and October 3, 2014:

	Derivative Instrument			Hedged Item
(Amounts in millions)	Statement of Operations line item	Gain (Loss) for the Six Months Ended		Balance Sheet line item	Gain (Loss) for the Six Months Ended
		October 2, 2015	October 3, 2014		October 2, 2015	October 3, 2014
Interest rate swaps	Other Income (Expense)	$1	$4	Debt	$(1)	$(4)

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges, to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of October 2, 2015 and April 3, 2015 was $605 million and $383 million, respectively, and the related forecasted transactions extend through March 2018.

For the quarters ended October 2, 2015 and October 3, 2014, the Company performed an assessment at the inception of the cash flow hedge transactions that determined all critical terms of the hedging instruments and hedged items match; therefore there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive income (OCI) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the quarters ended October 2, 2015 and October 3, 2014, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of October 2, 2015, approximately $5 million of the existing amount of losses related to the cash flow hedge reported in accumulated OCI are expected to be reclassified into earnings within the next 12 months.

The following table presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in accumulated OCI, for the quarters ended October 2, 2015 and October 3, 2014:

(Amounts in millions)	Gain (Loss) recognized in Accumulated OCI (effective portion) for the Quarter Ended		Gain (Loss) reclassified into cost of services from Accumulated OCI (effective portion) for the Quarter Ended		Gain (loss) recognized in Other Income (Expense) (ineffective portion) for the Quarter Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Foreign currency forward contracts	$(14)	$(5)	$—	$—	$—	$—

The following table presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in accumulated OCI, for the six months ended October 2, 2015 and October 3, 2014:

(Amounts in millions)	Gain (Loss) recognized in Accumulated OCI (effective portion) for the Six Months Ended		Gain (Loss) reclassified into cost of services from Accumulated OCI (effective portion) for the Six Months Ended		Gain (loss) recognized in Other Income (Expense) (ineffective portion) for the Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Foreign currency forward contracts	$(12)	$(6)	$—	$—	$—	$—

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

Foreign currency derivatives

The Company manages exposure to fluctuations in foreign currencies by using short-term foreign currency forward and option contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the unaudited Consolidated Condensed Statements of Operations. The notional amount of the foreign currency forward contracts outstanding as of October 2, 2015 and April 3, 2015 was $773 million and $700 million, respectively.

The following table presents the pretax amounts affecting income related to derivatives not designated for hedge accounting for the quarters ended October 2, 2015 and October 3, 2014:

		Quarter Ended		Six Months Ended
(Amounts in millions)	Statement of Operations line item	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Total return swaps	Cost of services and Selling, general & administrative expenses	$(3)	$—	$(3)	$4
Foreign currency forwards and options	Other Income (Expense)	(2)	(5)	1	(4)
Total		$(5)	$(5)	$(2)	$—

Other risks

As discussed further in Note 7, the Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However for financial reporting purposes it is the Company’s policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties. As of October 2, 2015 and April 3, 2015, there were $0 million and approximately $1 million, respectively, that the Company elected to not offset. The Company's derivative contracts do not require it to hold or post collateral.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 9 - Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended October 2, 2015:

(Amounts in millions)	GBS	GIS	NPS	Total
Goodwill, gross	$1,340	$2,260	$833	$4,433
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of April 3, 2015, net	639	199	833	1,671

Additions	105	80	—	185
Deductions	—	—	(7)	(7)
Foreign currency translation	(7)	—	—	(7)

Goodwill, gross	1,438	2,340	826	4,604
Accumulated impairment losses	(701)	(2,061)	—	(2,762)
Balance as of October 2, 2015, net	$737	$279	$826	$1,842

The fiscal 2016 additions to goodwill are due to the second quarter GBS and GIS acquisitions described in Note 4. The fiscal 2016 deduction to goodwill is due to the first quarter NPS divestiture described in Note 4. The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the Company’s annual goodwill impairment assessment as of July 4, 2015, the Company first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude that it is more likely than not that the fair value of any of its reporting units was below their carrying amounts. If the Company determines that it is not more likely than not, then proceeding to step one of the two-step goodwill impairment test is not necessary. The Company chose to bypass the initial qualitative assessment and proceeded directly to the first step of the impairment test for all reporting units. Based on the results of the first step of the impairment test, the Company concluded that the fair value of each reporting unit significantly exceeded its carrying value and therefore the second step of the goodwill impairment test was not required.

At the end of the second quarter of fiscal 2016, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of October 2, 2015.

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of October 2, 2015
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$803	$465	$338
Software	2,388	1,614	774
Customer and other intangible assets	548	344	204
Total intangible assets	$3,739	$2,423	$1,316

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of April 3, 2015
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$802	$476	$326
Software	2,393	1,642	751
Customer and other intangible assets	476	327	149
Total intangible assets	$3,671	$2,445	$1,226

Amortization related to intangible assets was $78 million and $107 million for the quarters ended October 2, 2015 and October 3, 2014, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $3 million and $8 million and for amortization of contract related intangible assets of $3 million and $2 million, respectively. Amortization expense related to capitalized software, included in the amounts above, was $45 million and $56 million for the quarters ended October 2, 2015 and October 3, 2014, respectively.

Amortization related to intangible assets was $156 million and $222 million for the six months ended October 2, 2015 and October 3, 2014, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $6 million and $17 million and for amortization of contract related intangible assets of $5 million and $5 million, respectively. Amortization expense related to capitalized software, included in the amounts above, was $90 million and $110 million for the six months ended October 2, 2015 and October 3, 2014, respectively.

Estimated amortization expense related to intangible assets as of October 2, 2015, for the remainder of fiscal 2016 is $179 million, and for each of the fiscal years 2017, 2018, 2019 and 2020, is as follows: $293 million, $240 million, $207 million and $161 million, respectively.

During the first quarter of fiscal 2016, CSC sold certain intangible assets to a third party for total cash consideration of $31 million. As a result, CSC recorded a gain on sale of $31 million, respectively, as a reduction of cost of sales in its GIS segment. There were no sales of intangible assets to a third party in the second quarter of fiscal 2016.

During the second quarter and first six months of fiscal 2015, CSC sold certain intangible assets to a third party for total consideration of $19 million and $43 million of which cash consideration was received of $10 million and $14 million, respectively. As a result, CSC recorded a gain on sale of $19 million and $43 million, respectively, as a reduction of cost of sales in its GIS segment. As of October 2, 2015, CSC had $14 million of outstanding receivables related to these sales, which will be paid in quarterly installments.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 10 - Debt

The following is a summary of the Company's debt as of October 2, 2015 and April 3, 2015:

(Amounts in millions)	October 2, 2015	April 3, 2015
4.45% term notes, due September 2022	$453	$451
6.50% term notes, due March 2018	917	917
2.50% term notes, due September 2015	—	350
Loan payable, due January 2016	379	371
Payable - Credit Facility, various(1)	150	—
Mandatorily redeemable preferred stock outstanding, due March 2023	61	61
Loan payable of consolidated subsidiary, due March 2018	68	68
Euro-denominated commercial paper	218	—
Capitalized lease liabilities	294	353
Borrowings for assets acquired under long-term financing	57	95
Other borrowings	13	3
Total debt	2,610	2,669
Less: short term debt and current maturities of long term debt	894	904
Total long-term debt	$1,716	$1,765

(1)
Borrowings under the $2.5 billion credit facility have varying maturities; however they can be rolled over until the maturity date of the master agreement which was January 2020 as of October 2, 2015. Borrowings under the credit facility are classified as short-term debt if the Company intends to repay within twelve months and as long-term debt otherwise.

The increase in the balance of the 4.45% term notes primarily reflects the year-to-date change in fair value of the interest rate swaps (see Note 8). The increase in the Note Payable, due January 2016, reflects the movement in the exchange rate between the U.S. dollar and the British pound sterling.

During the second quarter of fiscal 2016, CSC and two of its subsidiaries, CSC Capital Funding Limited (the Issuer) and CSC Computer Sciences S.a.r.l., established a European commercial paper program (the ECP Program) under which the Issuer may issue short-term commercial paper notes (the Notes) up to a maximum aggregate amount outstanding at any time of €500 million or its equivalent in alternative currencies. The maturities of the Notes may vary but may not exceed 364 days from the date of issue. The Notes are unconditionally guaranteed by CSC and rank at least equal with all of the Company's other unsecured and unsubordinated indebtedness. The Company's $2.5 billion committed revolving credit facility is available, subject to certain conditions, to repay the Notes, if necessary. The Notes may be issued at a discount or bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. During the second quarter of fiscal 2016, the Company borrowed $299 million and repaid $84 million under the ECP Program. As of October 2, 2015, there was $218 million of commercial paper outstanding with a weighted average interest rate of approximately 0.15%.

During the first quarter of fiscal 2015, CSC Asset Funding I LLC, which is a special purpose subsidiary of CSC Finance Co. LLC (CSC Finco) which is a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution, which provides for a $250 million committed Lease Credit Facility (Leasing Facility) to finance CSC Finco's capital expenditures for IT equipment and associated software in support of IT services provided to the Company's customers. The drawdown availability period for the Leasing Facility is eighteen months, and once drawn, converts into individual term notes of variable terms up to sixty months therefrom, depending on the nature of the underlying equipment being financed. As of October 2, 2015, there was $10 million of borrowings outstanding against the Leasing Facility, included in Other borrowings above.

During the second quarter of fiscal 2016, CSC drew down $1.3 billion on its $2.5 billion Credit Facility and repaid $1.15 billion of that amount. As of October 2, 2015, there was $150 million outstanding against the $2.5 billion credit facility with an interest rate of 1.2%. This was subsequently repaid in the third quarter of fiscal 2016. The Company also repaid its $350 million 2.5% term note which matured during the second quarter of fiscal 2016.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company was in compliance with all financial covenants associated with its borrowings as of October 2, 2015 and April 3, 2015.

Note 11 - Pension and Other Post-Retirement Benefit Plans

The Company and its subsidiaries sponsor a number of pension and other post-retirement benefit plans. The net periodic pension benefit for U.S. and non-U.S. pension plans included the following components:

	Quarter Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Service cost	$1	$1	$7	$6
Interest cost	32	38	23	30
Expected return on assets	(54)	(60)	(45)	(47)
Amortization of transition obligation	—	—	—	1
Amortization of prior service credit	—	—	(2)	(4)
Contractual termination benefits	—	—	—	(7)
Net periodic pension benefit	$(21)	$(21)	$(17)	$(21)

	Six Months Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Service cost	$2	$2	$13	$12
Interest cost	64	76	46	61
Expected return on assets	(108)	(121)	(90)	(94)
Amortization of transition obligation	—	—	—	1
Amortization of prior service credit	—	—	(5)	(6)
Recognition of actuarial losses	—	1	—	—
Contractual termination benefits	—	—	—	(7)
Settlement loss	—	2	—	—
Net periodic pension benefit	$(42)	$(40)	$(36)	$(33)

The weighted-averages of the assumptions used to determine net periodic pension benefit for the second quarter and the first six months of fiscal 2016 and fiscal 2015, are as follows.

	U.S. Plans		Non-U.S. Plans
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Discount or settlement rates	3.9%	4.6%	3.0%	4.3%
Expected long-term rates of return on assets	7.9%	7.6%	6.3%	6.5%
Rates of increase in compensation levels	4.4%	4.4%	2.8%	3.4%

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

During the second quarter of fiscal 2015, CSC completed the sale of a German software business, which had a pension plan. The plan was remeasured as of the date of the sale, resulting in settlement costs totaling $3 million, which has been reported within discontinued operations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company contributed $6 million and $19 million to the defined benefit pension plans during the second quarter and first six months ended October 2, 2015, respectively, which are predominately related to non-U.S. pension plans. The Company expects to contribute an additional $42 million during the remainder of fiscal 2016.

The components of net periodic (benefit) expense for the other post-retirement benefit plans, reported on a global basis, included the following:

	Quarter Ended
(Amounts in millions)	October 2, 2015	October 3, 2014
Service cost	$—	$1
Interest cost	1	2
Expected return on assets	(1)	(2)
Amortization of prior service credit	(7)	—
Net periodic post-retirement (benefit) expense	$(7)	$1

	Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014
Service cost	$—	$2
Interest cost	2	4
Expected return on assets	(3)	(3)
Amortization of prior service credit	(13)	(1)
Net provision for post-retirement (benefit) expense	$(14)	$2

The weighted-averages of the assumptions used to determine net periodic post-retirement (benefit) expense for the second quarter and the first six months of fiscal 2016 and 2015, are as follows.

	Six Months Ended
	October 2, 2015	October 3, 2014
Discount or settlement rates	3.7%	4.3%
Expected long-term rates of return on assets	7.7%	7.5%

The Company contributed $0 million and $1 million to the other post-retirement benefit plans during the second quarter and first six months ended October 2, 2015, respectively. The Company expects to contribute an additional $1 million during the remainder of fiscal 2016.

Note 12 - Income Taxes

The Company's effective tax rate from continuing operations (ETR) was 1.7% and 16.6% for the second quarter and first six months of fiscal year 2016, respectively, as compared to 27.8% and 26.8%, respectively, during the same periods of the prior fiscal year. The primary drivers of the ETR for the second quarter and first six months of fiscal year 2016 were the release of the reserve for an uncertain tax position following the closure of an audit in a non-U.S. jurisdiction, which decreased the ETR by 29.9% and 13.0%, respectively, and the global mix of income. The primary drivers of the ETR for the second quarter and first six months of fiscal year 2015 were the global mix of income and changes in valuation allowances in certain non-US jurisdictions. For the tax impact of discontinued operations, see Note 4 to the unaudited Consolidated Condensed Financial Statements.

During the second quarter and first six months of fiscal year 2016, the Company effectively settled uncertain tax positions with non-U.S. tax authorities resulting in a reduction in reserves for uncertain tax positions of $98 million, excluding interest and penalties.

The Internal Revenue Service (IRS) is examining the Company's federal income tax returns for fiscal years 2008 through 2013. The IRS examined several issues for the fiscal years 2008 through 2010 that resulted in audit adjustments to the

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Company’s federal income tax returns. The Company does not agree with certain proposed adjustments and has filed an Appeals brief and is in negotiations with the IRS. Although the final outcome of such negotiations is uncertain, management believes that the resolution will have a material effect on the Company's uncertain tax positions. The significant items subject to examination primarily relate to foreign exchange losses and other US international tax issues. The IRS has not proposed any adjustments for the fiscal years 2011 through 2013. In addition, the Company may settle certain other tax examinations, have lapses in statutes limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of up to $4 million, excluding interest, penalties, and tax carryforwards.

Note 13 - Stock Incentive Plans

For the quarters and six months ended October 2, 2015 and October 3, 2014, the Company recognized stock-based compensation expense (benefit) as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Cost of services	$8	$3	$(3)	$9
Selling, general and administrative	11	13	10	26
Total	$19	$16	$7	$35
Total, net of tax	$12	$10	$4	$23

Stock-based compensation for the second quarter of fiscal 2016 increased $3 million, when compared to the second quarter of fiscal 2015, due to higher forfeitures in the second quarter of fiscal 2015 that did not recur in fiscal 2016. For the six month period, stock based compensation reflected the benefit recognized in the first quarter of fiscal 2016 of approximately $15 million related to higher than normal employee terminations, forfeitures as of the annual vesting date and changes in the assumed forfeiture.

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant-date fair values of stock options granted during the six months ended October 2, 2015 and October 3, 2014 were $20.03 and $18.34 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted-average assumptions:

	Six Months Ended
	October 2, 2015	October 3, 2014
Risk-free interest rate	1.80%	2.07%
Expected volatility	32%	33%
Expected term (in years)	6.20	6.21
Dividend yield	1.39%	1.50%

For the six months ended October 2, 2015 and October 3, 2014, the tax benefit realized from stock option exercises and RSU settlements was $33 million and $30 million, respectively, and the excess tax benefit was $16 million and $12 million, respectively.

Employee Incentives

The Company currently has two active stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs. As of October 2, 2015, 13,516,470 shares of CSC common stock

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of April 3, 2015	5,556,309	$46.08	5.93	$107
Granted	1,158,825	68.45
Exercised	(1,113,627)	42.47		27
Canceled/Forfeited	(134,054)	57.25
Expired	(25,664)	41.53
Outstanding as of October 2, 2015	5,441,789	51.35	6.69	67
Vested and expected to vest in the future as of October 2, 2015	5,253,006	50.85	6.59	67
Exercisable as of October 2, 2015	3,220,600	$44.08	5.12	$59

The total intrinsic value of options exercised during the six months ended October 2, 2015 and October 3, 2014 was $27 million and $53 million, respectively. The cash received from stock options exercised during the quarters ended October 2, 2015 and October 3, 2014 was $45 million and $125 million, respectively.

As of October 2, 2015, there was $33 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.16 years.

Restricted Stock Units

Information concerning RSUs granted under the Company's stock incentive plans is as follows:

	Number of Shares	Weighted Average Fair Value per share
Outstanding as of April 3, 2015	2,579,675	$48.70
Granted	1,005,622	53.12
Released/Issued	(913,584)	34.02
Canceled/Forfeited	(478,453)	53.88
Outstanding as of October 2, 2015	2,193,260	$55.70

As of October 2, 2015, there was $71 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.05 years.

Non-employee Director Incentives

The Company has two stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of October 2, 2015, 150,400 shares of CSC common stock remained available for grant to non-employee directors as RSUs or other stock-based incentives.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Generally, RSU awards to non-employee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to non-employee directors is as follows:

	Number of Shares	Weighted Average Fair Value per share
Outstanding as of April 3, 2015	143,986	$43.88
Granted	24,900	66.54
Released/Issued	(26,200)	55.89
Canceled/Forfeited	—	—
Outstanding as of October 2, 2015	142,686	$45.63

Note 14 - Stockholder's Equity

Stock Repurchase Program

In May 2014, the Company’s Board of Directors approved a share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock, after completion of the prior $1 billion share repurchase program.

The Company repurchases shares through a combination of open market purchases and Accelerated Share Repurchase (ASR) Arrangements in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume and nature of share repurchases are at the discretion of management and may be suspended or discontinued at any time. No end date has been established for the current repurchase program. The shares repurchased are retired immediately and included in the category of authorized but unissued shares. For accounting purposes, the excess of purchase price over par value of the common shares is allocated between additional paid-in capital and retained earnings.

The Company did not repurchase shares of its common stock through open market purchases during the second quarter of fiscal 2016. During the first six months of fiscal 2016, the Company repurchased 1,780,224 shares of common stock through open market purchases for an aggregate consideration of $118 million, at a weighted average price of $66.36 per share.

During the second quarter and first six months of fiscal 2015, 4,646,630 and 7,055,050 shares of common stock were repurchased, respectively, through open market purchases for an aggregate consideration of $278 million and $428 million, respectively, at a weighted average price of $59.77 and $60.63 per share, respectively. The Company paid $6 million during the first quarter of fiscal 2015 for shares repurchased during the fourth quarter of fiscal 2014 that had not yet settled in cash by March 28, 2014.

During the fourth quarter of fiscal 2015, the Company entered into an ASR arrangement (Fourth quarter ASR arrangement) with a financial institution and as part of that arrangement the Company received an initial delivery of 2,864,712 shares. During the second quarter of fiscal 2016, the Company received an additional 162,908 shares. As of October 2, 2015, the Company has repurchased 3,027,620 shares of common stock under the Fourth quarter ASR arrangement for an aggregate consideration of $202 million at a weighted average price of $66.75 per share. The final settlement under the Fourth Quarter ASR arrangement is expected to occur during the third quarter of fiscal 2016.

During the second quarter of fiscal 2015, the Company entered into an ASR arrangement (Second quarter ASR arrangement) with a financial institution by advancing cash proceeds of $125 million. At inception, the Second quarter ASR arrangement was initially settled by delivery of 1,258,651 shares to the Company. The actual number of shares required to be delivered to the Company was based on the volume weighted-average price of shares during a specified pricing period. Subsequent to the end of the second quarter, after completion of the pricing period the financial institution returned $50 million to the Company and delivered 31,830 additional shares. As a result, the Company repurchased under the Second quarter ASR arrangement 1,290,481 shares for a net consideration of $75 million, at an average price of $58.12 per share.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive (Loss) Income

The following tables show the activity in the components of other comprehensive loss, including the respective tax effects, and reclassification adjustments for the quarters and six months ended October 2, 2015 and October 3, 2014, respectively:

For the quarter ended October 2, 2015 (Amounts in millions)	Before Tax Income (Loss)	Tax Impact Increase (Decrease)	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(110)	$—	$(110)
Loss on foreign currency forward contracts	(14)	—	(14)
Unrealized loss on available-for-sale securities	(6)	—	(6)
Pension and other post-retirement benefit plans:
Amortization of prior service credit	(9)	3	(6)
Total pension and other post-retirement benefit plans	(9)	3	(6)
Total other comprehensive (loss) income	$(139)	$3	$(136)

For the quarter ended October 3, 2014 (Amounts in millions)	Before Tax Income (Loss)	Tax Impact Increase (Decrease)	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(133)	$—	$(133)
Loss on foreign currency forward contracts	(5)	—	(5)
Pension and other post-retirement benefit plans:
Amortization of transition obligation	1	—	1
Amortization of prior service credit	(4)	—	(4)
Total pension and other post-retirement benefit plans	(3)	—	(3)
Total other comprehensive loss	$(141)	$—	$(141)

For the six months ended October 2, 2015 (Amounts in millions)	Before Tax Income (Loss)	Tax Impact Increase (Decrease)	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(57)	$—	$(57)
Loss on foreign currency forward contracts	(12)	—	(12)
Pension and other post-retirement benefit plans:
Amortization of prior service credit	(18)	6	(12)
Foreign currency exchange rate changes	(1)	—	(1)
Total pension and other post-retirement benefit plans	(19)	6	(13)
Total other comprehensive (loss) income	$(88)	$6	$(82)

For the six months ended October 3, 2014 (Amounts in millions)	Before Tax Income (Loss)	Tax Impact Increase (Decrease)	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(98)	$(1)	$(99)
Loss on foreign currency forward contracts	(6)	—	(6)
Pension and other post-retirement benefit plans:
Amortization of transition obligation	1	—	1
Amortization of prior service credit	(5)	—	(5)
Total pension and other post-retirement benefit plans	(4)	—	(4)
Total other comprehensive loss	$(108)	$(1)	$(109)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following tables show the changes in accumulated other comprehensive (loss) income, for the six months ended October 2, 2015 and October 3, 2014, respectively:

(Amounts in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 3, 2015	$(316)	$(2)	$339	$21
Current-period other comprehensive loss, net of taxes	(57)	(12)	(1)	(70)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(12)	(12)
Balance at October 2, 2015	$(373)	$(14)	$326	$(61)

(Amounts in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 28, 2014	$(6)	$—	$285	$279
Current-period other comprehensive loss, net of taxes	(99)	(6)	—	(105)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	7	7
Balance at October 3, 2014	$(105)	$(6)	$292	$181

Note 15 - Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014
Interest	$67	$74
Taxes on income, net of refunds	38	96

Non-cash investing activities include the following:

	Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014
Capital expenditures in accounts payable and accrued expenses	$58	$43
Capital expenditures through capital lease obligations	24	4
Assets acquired under long-term financing	—	70

Non-cash financing activities for the quarters ended October 2, 2015 and October 3, 2014 included common share dividends declared but not yet paid of $32 million and $32 million, respectively.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

The following table summarizes operating results by reportable segment:

(Amounts in millions)	GBS	GIS	NPS	Corporate	Total

Quarter ended October 2, 2015
Revenues	$891	$854	$967	$—	$2,712
Operating income	101	64	160	(17)	308
Depreciation and amortization	30	128	35	10	203

Quarter ended October 3, 2014
Revenues	$1,003	$1,036	$1,041	$—	$3,080
Operating income (loss)	130	68	160	(9)	349
Depreciation and amortization	40	172	36	4	252

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Amounts in millions)	GBS	GIS	NPS	Corporate	Total

Six months ended October 2, 2015
Revenues	$1,810	$1,739	$1,924	$—	$5,473
Operating income (loss)	198	117	296	(5)	606
Depreciation and amortization	60	263	68	19	410

Six months ended October 3, 2014
Revenues	$2,091	$2,167	$2,059	$—	$6,317
Operating income (loss)	238	139	311	(35)	653
Depreciation and amortization	79	366	71	8	524

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation.

A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Operating income	$308	$349	$606	$653
Corporate G&A	(61)	(67)	(115)	(123)
Pension & OPEB actuarial & settlement losses	—	—	—	(1)
Separation and merger costs	(46)	—	(64)	—
Interest expense	(35)	(36)	(70)	(75)
Interest income	7	5	18	10
Other income (expense), net	3	(6)	29	(5)
Income from continuing operations before taxes	$176	$245	$404	$459

Note 17 - Restructuring Costs

The Company recorded $6 million and $(7) million of net restructuring costs for the quarters ended October 2, 2015 and October 3, 2014, respectively. For the six months ended October 2, 2015 and October 3, 2014, the Company recorded $6 million and $3 million, respectively. The costs recorded during the quarter and six months ended October 2, 2015 were in connection with actions under the Fiscal 2016 Plan and Fiscal 2015 Plan, as described below. The costs recorded during the quarter and six months ended October 3, 2014 were in connection with actions under the Fiscal 2015 Plan, Fiscal 2013 Plan, and Fiscal 2012 Plan, as described below.

Fiscal 2016 Plan

In September 2015, the Company initiated restructuring actions (the Fiscal 2016 Plan) across its business segments. The objective of the Fiscal 2016 Plan was to optimize utilization of facilities.

The composition of the restructuring liability for the Fiscal 2016 Plan as of October 2, 2015 is as follows:

(Amounts in millions)	Restructuring liability as of April 3, 2015	Costs expensed in fiscal 2016	Cash paid	Other	Restructuring liability as of October 2, 2015
Facilities costs	$—	$21	$—	$—	$21

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Fiscal 2015 Plan

In June 2014, the Company initiated restructuring actions (the Fiscal 2015 Plan) across its business segments. The objectives of the Fiscal 2015 Plan were to further reduce headcount in order to align resources to support business needs.

The composition of the restructuring liability for the Fiscal 2015 Plan as of October 2, 2015 is as follows:

(Amounts in millions)	Restructuring liability as of April 3, 2015	Costs reversed in fiscal 2016	Cash paid(1)	Other(2)	Restructuring liability as of October 2, 2015
Workforce reductions	$230	$(15)	$(56)	$7	$166
Facilities costs	5	—	(2)	1	4
	$235	$(15)	$(58)	$8	$170

(1) Includes $51 million related to fourth quarter fiscal 2015 special restructuring
(2) Foreign currency translation adjustments

Fiscal 2013 Plan

In September 2012, the Company initiated restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan were to (i) further increase the use of lower cost off-shore resources, (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers, and (iii) optimize utilization of facilities. Actions under the Fiscal 2013 Plan commenced in September 2012 and continued through the end of fiscal 2014. There was an overall expense reduction in fiscal 2015 due to cancellation of a portion of a restructuring plan in a region, as well as revisions on plans that were executed at lower than expected costs. There were no restructuring costs for the Fiscal 2013 Plan accrued during the second quarter and first six months of fiscal 2016.

The composition of the restructuring liability for the Fiscal 2013 Plan as of October 2, 2015 is as follows:

(Amounts in millions)	Restructuring liability as of April 3, 2015	Costs expensed in fiscal 2016	Cash paid	Other(1)	Restructuring liability as of October 2, 2015
Workforce reductions	$3	$—	$(2)	$(1)	$—
Facilities costs	6	—	(2)	—	4
	$9	$—	$(4)	$(1)	$4

(1)	Foreign currency translation adjustments

Fiscal 2012 Plan

The restructuring liability for the Fiscal 2012 Plan as of October 2, 2015 and April 3, 2015 was $0 million and $1 million, respectively. There were no restructuring costs for the Fiscal 2012 Plan accrued during the second quarter and first six months of fiscal 2016.

Of the total $195 million restructuring liability as of October 2, 2015, $189 million is a short-term liability and is included in accrued expenses and other current liabilities, and $6 million is included in other long-term liabilities.

The composition of restructuring expenses for the second quarter and first six months of fiscal 2016 and fiscal 2015 by segment is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
GBS	$4	$(2)	$4	$2
GIS	1	(5)	1	1
NPS	1	—	1	—
Corporate	—	—	—	—
Total	$6	$(7)	$6	$3

The composition of restructuring expenses for the second quarter and first six months of fiscal 2016 and fiscal 2015 by financial statement line item is as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Cost of services	$(1)	$(7)	$(1)	$1
Selling, general and administrative	7	—	7	2

Note 18 - Commitments and Contingencies

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of October 2, 2015, the Company had $28 million of outstanding surety bonds and $83 million of outstanding letters of credit relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of October 2, 2015, the Company had $37 million of outstanding stand-by letters of credit. Generally, such guarantees have a one-year term and are renewed annually.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of October 2, 2015:

(Amounts in millions)	Fiscal 2016	Fiscal 2017	Fiscal 2018 and thereafter	Total
Surety bonds	$9	$19	$—	$28
Letters of credit	12	39	32	83
Stand-by letters of credit	22	11	4	37
Total	$43	$69	$36	$148

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Maryland Medicaid Enterprise Restructuring Project
After competitive bidding, on March 1, 2012, CSC was awarded the Maryland Medicaid Enterprise Restructuring Project (“MERP”) contract by the State of Maryland (the “State”) to modernize the Medicaid Management Information System, a database of Medicaid recipients and providers used to manage Medicaid reimbursement claims. The MERP contract is predominately fixed-price. Since the date the MERP contract was awarded, U.S. federal government-mandated Medicaid IT standards have been in considerable flux. The State directed CSC to include additional functionality in the system design to incorporate new federal mandates and guidance promulgated after the base scope of the contract was finalized. Further, the State declined to approve contract modifications to compensate CSC for this additional work.
As a result of the State’s refusal to amend the MERP contract and equitably adjust the compensation to be paid to CSC and, in accordance with prescribed State statutes and regulations, CSC filed a certified contract claim in September 2013, which after various procedural developments is now pending before the Maryland Board of Contracts Appeals (the “State Board”).
On August 22, 2014, the State unilaterally suspended performance under the contract for 90 days and repeatedly extended the suspension until providing a Notice of Default termination in October 2015.
As the result of the suspension and other actions and inactions by the State in performance of its obligations under the Contract, in October 2014, CSC filed additional contract claims under various legal theories, such that currently the total amount claimed by CSC is approximately $80 million.
Although between April 2015 and September 2015, CSC and the State were in settlement negotiations to restructure the program and resolve all issues, including CSC’s contract claims, on September 14, 2015, the State orally advised us that the Governor elected to abandon the contract settlement and restructuring discussions and directed the State to terminate the contract. On October 14, 2015, the State provided us with a Notice of Default Termination. When a contract is terminated for default, Maryland procurement regulations allow the State to procure substitute performance, with the contractor being liable for any excess reprocurement costs. Any State claim against us arising from a default termination for reprocurement costs would be appealable by us to the State Board, as is the default termination itself. The State has not asserted a claim for reprocurement costs and, were it to do so, we believe such a claim would be meritless and unsupported by the facts.
We intend to challenge the legal basis of the State’s termination for default and seek to convert it to a convenience termination through litigation at the State Board. As we proceed with the litigation, we expect to consolidate all of our claims against the State with any State claim arising from the default termination. Management has evaluated the recoverability of assets related to this contract in light of these developments and concluded that no adjustments to our financial statements are required.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Vincent Forcier v. Computer Sciences Corporation and The City of New York

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

On October 27, 2014, the United States Attorney’s Office for the Southern District of New York and the Attorney General for the State of New York filed complaints-in-intervention on behalf of the United States and the State of New York, respectively. The complaints allege that, from 2008 to 2012, the Company and New York City used the automatic defaulting capabilities of a computerized billing system that the Company developed for New York City’s EIP in order to orchestrate a billing fraud against Medicaid. The New York Attorney General’s complaint also alleges that the Company did not comply with Medicaid requirements regarding submission of claims to private insurance and failed to reimburse Medicaid in certain instances where insurance had paid a portion of the claim. The lawsuits seek damages under the False Claims Act and common law theories in an amount equal to three times the sum of an unspecified amount of damages the United States and New York State allegedly sustained, plus civil penalties together with attorneys’ fees and costs. On January 26, 2015, the Company and the City of New York filed motions to dismiss Forcier’s amended complaint and the federal and state complaints-in-intervention. The Company believes that the allegations are without merit and intends to vigorously defend itself.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The Company’s and SMI’s original complaint against Mr. Pulier asserted claims for (i) breach of the purchase agreement, (ii) breach of the implied covenant of good faith and fair dealing in the purchase agreement, (iii) fraud, (iv) fraud by omission, (v) breach of his retention agreement, (vi) breach of the implied covenant of good faith and fair dealing in his retention agreement and (vii) breach of fiduciary duty.

Mr. Pulier filed a motion to dismiss the complaint on May 28, 2015, and an opening brief in support of such motion on July 7, 2015.

The Company and SMI filed a First Amended Complaint on August 6, 2015, adding as defendants TechAdvisors, LLC (TechAdvisors), an entity controlled by Mr. Pulier, and Shareholder Representative Services LLC (SRS). In addition to the claims asserted against Mr. Pulier, the First Amended Complaint asserted claims against TechAdvisors for (i) breach of the purchase agreement, (ii) breach of the implied covenant of good faith and fair dealing in the purchase agreement and (iii) fraud. The amended complaint added claims against SRS in its capacity as attorney-in-fact and representative of Mr. Pulier and TechAdvisors for breach of their indemnification obligations in the purchase agreement.

Mr. Pulier, SRS, and TechAdvisors filed motions to dismiss the First Amended Complaint on August 20, August 31, and September 8, respectively.

On October 7, 2015, the Company filed its Second Amended Complaint against Mr. Pulier, TechAdvisors, and SRS. In addition to the claims asserted against Mr. Pulier, TechAdvisors, and SRS in the First Amended Complaint, the Second Amended Complaint asserts claims against SRS in its capacity as attorney-in-fact and representative of the former equityholders of ServiceMesh who are not current employees of CSC for breach of their indemnification obligations in the purchase agreement. The Second Amended Complaint seeks recovery of payments made to Mr. Pulier and TechAdvisors under the purchase agreement, the value of Mr. Pulier’s vested restricted stock units of the Company granted to him under his retention agreement and the full amount of the Earnout Payment, which was approximately $98 million.

Defendants filed motions to dismiss the Second Amended Complaint on November 6, 2015. The parties have negotiated a scheduling order for the remaining briefing, whereby the Company’s response brief is due December 7, 2015 and the Defendants’ reply brief is due December 22, 2015. .

Strauch et al. Fair Labor Standards Act Class Action

On July 1, 2014, plaintiffs filed Strauch and Colby v. Computer Sciences Corporation in the U.S. District Court for the District of Connecticut, a putative nationwide class action alleging that CSC violated provisions of the Fair Labor Standards Act (FLSA) with respect to system administrators who worked for CSC at any time from June 1, 2011 to the present. Plaintiffs claim that CSC improperly classified its system administrators as exempt from the FLSA and that CSC therefore owes them overtime wages and associated relief available under the FLSA and various statutes, including the Connecticut Minimum Wage Act, the California Unfair Competition Law, California Labor Code, California Wage Order No. 4-2001, and the California Private Attorneys General Act.  The relief sought by plaintiffs includes unpaid overtime compensation, liquidated damages, pre- and post-judgment interest, damages in the amount of twice the unpaid overtime wages due, and civil penalties.

CSC’s position is that its system administrators have the job duties, responsibilities, and salaries of exempt employees and are properly classified as exempt from overtime compensation requirements. CSC’s Motion to Transfer Venue was denied in February 2015.

On June 9, 2015, the Court entered an order granting the plaintiffs’ motion for conditional certification of the class of system administrators. The Strauch putative class includes more than 4,000 system administrators. Courts typically undertake a two-stage review in determining whether a suit may proceed as a class action under the FLSA. In its order, the Court noted that, as a first step, the Court examines pleadings and affidavits, and if it finds that proposed class members are similarly situated, the class is conditionally certified. Potential class members are then notified and given an opportunity to opt-in to the action. The second step of the class certification analysis occurs upon completion of discovery. At that point, the Court will examine all evidence then in the record to determine whether there is a sufficient basis to conclude that the proposed class members are similarly situated. If it is determined that they are, the case will proceed to

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

trial; if it is determined they are not, the class is decertified and only the individual claims of the purported class representatives proceed.

The Company’s position in this litigation continues to be that the employees identified as belonging to the conditional class were paid in accordance with the FLSA.

Plaintiffs filed an amended complaint to add additional plaintiffs and allege violations under Missouri and North Carolina wage and hour laws. We do not believe these additional claims differ materially from those in the original complaint. The next stage in the litigation will be a motion for class certification, which is currently due from plaintiffs in January 2016.

NetCracker Technology Corp.
In August 2013, CSC received a Civil Investigative Demand from the U.S. Department of Justice’s Civil Division seeking documents and information regarding CSC’s contract with the Defense Information Systems Agency (“DISA”) and its subcontract with NetCracker Technology Corp. (“NetCracker”). Since that time, CSC has cooperated with a government investigation into issues on this subcontract. On March 26, 2015, CSC received a letter from the Civil Division claiming that CSC violated the False Claims Act and breached its contract with DISA based upon actions taken by NetCracker in performing its work on the subcontract. CSC has taken the position that it has not engaged in any conduct that would violate the False Claims Act. In October 2015, CSC and the government reached a $1.35 million agreement to settle this matter based upon the government’s claim for breach of contract as a result of the actions of NetCracker, CSC’s directed subcontractor, which violated the terms of CSC’s contract with DISA. NetCracker agreed to pay the government $11.4 million to settle this matter.

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated under ASC 450. The Company believes it has appropriately recognized liabilities for any such matters. Regarding other matters that may involve actual or threatened disputes or litigation, the Company, in accordance with the applicable reporting requirements, provides disclosure of such matters for which the likelihood of material loss is at least reasonably possible. The Company assessed reasonably possible losses for all other such pending legal or other proceedings in the aggregate and concluded that the range of potential loss is not material.

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

Note 19- Subsequent Events

On November 4, 2015, the Company's Board of Directors approved the separation of the Company's U.S. public sector business under a new name, CSRA Inc., as well as the declaration of a special cash distribution of $10.50 in the aggregate per CSC share (the “Special Dividend”). The separation will occur through a one-for-one pro rata distribution of all CSRA shares to CSC stockholders. The distribution of shares of common stock of CSRA is expected to occur on November 27, 2015, after the close of trading on the New York Stock Exchange (NYSE), and the payment of the Special Dividend is expected to occur on November 30, 2015.

In the distribution, CSC stockholders will receive one share of CSRA common stock for each share of CSC common stock held on November 18, 2015, the record date for the distribution. Following the distribution of CSRA shares, CSC and CSRA each will pay concurrent special cash dividends which, in the aggregate will total $10.50 per share. Of that $10.50 per share dividend, $2.25 will be paid by CSC and $8.25 will be paid by CSRA. Payment of each portion of the Special Dividend will be made to holders of CSC common stock on the record date who receive shares of CSRA common stock in the distribution.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Additionally, the combination with SRA remains on track for completion on November 30, 2015 subject to satisfaction of the conditions to the merger. In connection with the completion of the merger, the common stock of SRA will be automatically converted into the right to receive $390 million in cash and CSRA common stock constituting approximately 15.32 percent of CSRA’s outstanding common stock. No portion of the Special Dividend will be payable on CSRA shares issued in the SRA merger.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter of Fiscal 2016 versus
Second Quarter of Fiscal 2015

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included herein and the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2015. The following discusses the Company's financial condition and results of operations as of and for the quarter and six months ended October 2, 2015, and the comparable periods of the prior fiscal year.

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

Overview

The key operating results for the second quarter and first six months of fiscal 2016 include:

•
Revenues for the second quarter of fiscal 2016 decreased $368 million, or 11.9%, to $2,712 million, and on a constant currency basis(1), decreased $223 million, to or 7.2%, to $2,857 million as compared to the second quarter of fiscal 2015. For the first six months of fiscal 2016, revenues decreased $844 million, or 13.4%, to $5,473 million, and on a constant currency basis, revenues decreased $539 million, or 8.5%, as compared to the first six months of fiscal 2015. The revenue decrease was partly due to the full impact of the extra week in fiscal 2015 of approximately $117 million.

•
Operating income(2) for the second quarter of fiscal 2016 was $308 million as compared to $349 million for the second quarter of fiscal 2015. Operating income margin was 11.4% and 11.3% for the second quarter of fiscal 2016 and fiscal 2015, respectively. For the first six months of fiscal 2016 operating income decreased to $606 million as compared to operating income of $653 million for the first six months of fiscal 2015. The operating income margin increased to 11.1% from 10.3% for the comparable period of fiscal 2015.

•
Earnings before interest and taxes(3) (EBIT) for the second quarter of fiscal 2016 was $204 million compared to $276 million for the second quarter of fiscal 2015. EBIT margin declined to 7.5% from last year's second quarter margin of 9.0%. EBIT decreased to $456 million as compared to EBIT of $524 million for the first six months of fiscal 2015. EBIT margin was 8.3% compared to 8.3% in the prior year.

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

(2)
Operating income is a non-GAAP measure used by management to assess performance at the segments and on a consolidated basis. The Company’s definition of such measure may differ from other companies. CSC defines operating income as revenue less costs of services, depreciation and amortization expense, restructuring costs and segment selling, general and administrative (SG&A) expense. Operating Income, as defined by CSC, excludes corporate G&A, actuarial and settlement charges related to CSC's pension and other post-employment benefit (OPEB) plans, and separation and merger costs. Operating margin is defined as operating income as a percentage of revenue. Management compensates for the limitations of this non-GAAP measure by also reviewing income from continuing operations before taxes. A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Operating income	$308	$349	$606	$653
Corporate G&A	(61)	(67)	(115)	(123)
Pension & OPEB actuarial & settlement losses	—	—	—	(1)
Separation and merger costs	(46)	—	(64)	—
Interest expense	(35)	(36)	(70)	(75)
Interest income	7	5	18	10
Other income, net	3	(6)	29	(5)
Income from continuing operations before taxes	$176	$245	$404	$459

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

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Earnings before interest and taxes	$204	$276	$456	$524
Interest expense	(35)	(36)	(70)	(75)
Interest income	7	5	18	10
Income tax expense	(3)	(68)	(67)	(123)
Income from continuing operations	$173	$177	$337	$336

•
Income from continuing operations before taxes was $176 million for the second quarter of fiscal 2016, as compared to $245 million in the second quarter of fiscal 2015. Income from continuing operations before taxes was $404 million, compared to $459 million in the first six months of fiscal 2015, a decrease of $55 million.(4)

•	There were no discontinued operations in fiscal 2016. Loss from discontinued operations, net of taxes, was $21 million and $29 million for the second quarter and first six months of fiscal 2015.

•
Net income attributable to CSC common stockholders was $167 million for the second quarter of fiscal 2016, as compared to $151 million in the same period of fiscal 2015. Net income attributable to CSC common stockholders was $327 million for the first six months of fiscal 2016, compared with $297 million in the same period of fiscal 2015.

•
Diluted earnings per share (EPS) for the second quarter of fiscal 2016 was $1.19 as compared to $1.04 for the same period in the prior fiscal year. For the first six months of fiscal 2016, diluted EPS was $2.32, an increase of $0.30 as compared to $2.02 for the same period in the prior fiscal year.

•
The Company announced total contract awards(5) of $2.9 billion for the second quarter of fiscal 2016, including $0.7 billion for GBS, $0.7 billion for GIS and $1.5 billion for NPS. Total contract awards for the second quarter of fiscal 2015 were $3.0 billion, including $1.2 billion for GBS, $0.6 billion for GIS and $1.1 billion for NPS.

•
Days Sales Outstanding (DSO)(6) was 69 days at October 2, 2015, an improvement from 77 days at the end of the second quarter of the prior fiscal year. The improvement in DSO was primarily due to the NPS segment trade receivables facility, without which, DSO would have been 75 days.

(4)
Non-GAAP results are financial measures calculated by excluding certain significant items, which management believes are not indicative of the Company's operating performance. A reconciliation of non-GAAP results to reported results is as follows:

	Quarter ended October 2, 2015
(Amounts in millions, except per-share amounts)	As reported	Separation, merger, & other transaction costs	SEC settlement-related items	Real estate restructuring charge	Tax benefit	Non-GAAP results
Selling, general and administrative (excludes restructuring costs)	$286	$(2)	$(2)	$—	$—	$282

Income (loss) from continuing operations, before taxes	$176	$(48)	$(2)	$(21)	$—	$247
Income tax expense (benefit)	3	(6)	—	(2)	(53)	64
Income (loss) from continuing operations	$173	$(42)	$(2)	$(19)	$53	$183

Net income (loss)	$173	$(42)	$(2)	$(19)	$53	$183
Less: Net income attributable to noncontrolling interest, net of tax	6	—	—	—	—	6
Net income (loss) attributable to CSC common stockholders	$167	$(42)	$(2)	$(19)	$53	$177

Effective Tax Rate	1.7%					26.0%

Basic EPS from continuing operations	$1.21	$(0.30)	$(0.01)	$(0.14)	$0.38	$1.28
Diluted EPS from continuing operations	$1.19	$(0.30)	$(0.01)	$(0.14)	$0.38	$1.26

Weighted average common shares outstanding for:
Basic EPS	138.295	138.295	138.295	138.295	138.295	138.295
Diluted EPS	140.532	140.532	140.532	140.532	140.532	140.532

	Six months ended October 2, 2015
(Amounts in millions, except per-share amounts)	As reported	Separation, merger, & other transaction costs	Gain on divestiture	SEC settlement-related items	Real estate restructuring charge	Tax benefit	Non-GAAP results
Selling, general and administrative (excludes restructuring costs)	$570	$(2)	$—	$1	$—	$—	$569

Income (loss) from continuing operations, before taxes	$404	$(66)	$22	$1	$(21)	$—	$468
Income tax expense (benefit)	67	(13)	8	1	(2)	(53)	126
Income (loss) from continuing operations	$337	$(53)	$14	$—	$(19)	$53	$342

Net income (loss)	$337	$(53)	$14	$—	$(19)	$53	$342
Less: Net income attributable to noncontrolling interest, net of tax	10	—	—	—	—	—	10
Net income (loss) attributable to CSC common stockholders	$327	$(53)	$14	$—	$(19)	$53	$332

Effective Tax Rate	16.6%						26.9%

Basic EPS from continuing operations	$2.37	$(0.38)	$0.10	$—	$(0.14)	$0.38	$2.40
Diluted EPS from continuing operations	$2.32	$(0.38)	$0.10	$—	$(0.14)	$0.38	$2.36

Weighted average common shares outstanding for:
Basic EPS	138.106	138.106	138.106	138.106	138.106	138.106	138.106
Diluted EPS	140.699	140.699	140.699	140.699	140.699	140.699	140.699

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

•	Net debt-to-total capitalization ratio(7) was 14.0% at October 2, 2015, an increase of 3.8% percentage points from 10.2% at April 3, 2015.

•
Cash provided by operating activities was $441 million for the first six months of fiscal 2016, as compared to $490 million for the same period in the prior year. Cash used in investing activities was $481 million for the first six months of fiscal 2016, as compared to $298 million for the same period in the prior year. Cash used in financing activities was $213 million for the first six months of fiscal 2016, as compared to $656 million for the same period in the prior year.

•	Free cash flow(8) of $170 million for the first six months of fiscal 2016 increased $69 million as compared to $101 million for the first six months of fiscal 2015.

(7)	Net debt-to-total capitalization ratio is defined as total current and long-term debt less total cash and cash equivalents divided by total debt and equity, including noncontrolling interest.

(8)
Free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from that of other companies. CSC defines free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and investments (including short-term investments and purchase or sale of available for sale securities) and (3) payments on capital leases and other long-term asset financings. Free cash flow is further adjusted for certain non-recurring cash flow items, such as (i) payments related to separation, merger and transaction costs related to fiscal 2016 acquisitions, (ii) payments related to the fiscal 2015 fourth quarter special restructuring, (iii) SEC settlement related payments, and (iv) benefit from the sale of accounts receivables.

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

	Quarter Ended		Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Net cash provided by operating activities	$117	$217	$441	$490
Net cash used in investing activities	(397)	(184)	(481)	(298)
Acquisitions, net of cash acquired	236	35	236	35
Business dispositions	—	18	(34)	13
Payments on capital leases and other long-term asset financings	(42)	(55)	(111)	(139)
Payments on separation, merger, and other transaction costs	49	—	57	—
Payments on special restructuring costs	32	—	51	—
SEC settlement-related payments	1	—	187	—
Sale of NPS accounts receivables	57		(176)	—
Free cash flow	$53	$31	$170	$101

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

Revenues

Revenues for the GBS, GIS and NPS segments for the quarters and six months ended October 2, 2015 and October 3, 2014, were as follows:

	Quarter Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	Change	Percent Change
GBS	$891	$1,003	$(112)	(11.2)%
GIS	854	1,036	(182)	(17.6)%
NPS	967	1,041	(74)	(7.1)%
Total Revenue	2,712	3,080	(368)	(11.9)%

	Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	Change	Percent Change
GBS	$1,810	$2,091	$(281)	(13.4)%
GIS	1,739	2,167	(428)	(19.8)%
NPS	1,924	2,059	(135)	(6.6)%
Total Revenue	5,473	6,317	(844)	(13.4)%

The major factors affecting the percent change in revenues for the quarter and six months ended October 2, 2015 are presented as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	—%	(7.5)%	(3.7)%	(11.2)%
GIS	—	(6.8)	(10.8)	(17.6)
NPS	0.5	—	(7.6)	(7.1)
Cumulative Net Percentage	0.2%	(4.7)%	(7.4)%	(11.9)%

	Six Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	—%	(7.7)%	(5.7)%	(13.4)%
GIS	—	(6.6)	(13.2)	(19.8)
NPS	0.8	—	(7.4)	(6.6)
Cumulative Net Percentage	0.3%	(4.9)%	(8.8)%	(13.4)%

Global Business Services

GBS segment revenue for the second quarter of fiscal 2016 of $891 million, decreased $112 million or 11.2%, compared to the same period of fiscal 2015. In constant currency revenue decreased $37 million, or 3.7%. For the first six months of fiscal 2016, GBS revenue decreased $281 million, or 13.4%, as compared to the same period of fiscal 2015, and decreased $119 million, or 5.7%, in constant currency. The unfavorable foreign currency impact was due to strengthening of the U.S. dollar.

The revenue decrease in constant currency for the first six months of fiscal 2016 included revenue from the extra week in the first quarter of fiscal 2015, which did not recur in fiscal 2016. The decrease in GBS revenue, in constant currency, for both the second quarter and first six months, was due to reduced revenue within its applications and consulting businesses, partially offset by revenue increases in the Big Data offering.

Reduced applications revenue resulted from contracts that concluded or were restructured, which more than offset revenue from new contracts. Lower consulting revenue was due to lower project volumes and contract conclusions. Higher Big Data and Industry Software & Solutions revenues resulted from both greater revenues from existing contracts and new business.

GBS had contract awards of $0.7 billion in the second quarter and $1.6 billion in the first six months of fiscal 2016, as compared to awards of $1.2 billion in the second quarter and $2.4 billion in the first six months of fiscal 2015.

Global Infrastructure Services

GIS segment revenue for the second quarter of fiscal 2016 of $854 million decreased $182 million, or 17.6%, compared to the same period of fiscal 2015. In constant currency, revenue decreased $112 million, or 10.8%. For the first six months of fiscal 2016, GIS revenue decreased $428 million, or 19.8%, as compared to the same period of fiscal 2015, and decreased $285 million, or 13.2%, in constant currency. The unfavorable foreign currency impact was due to the strengthening of the U.S. dollar.

The decrease in GIS' revenue, at constant currency, for the second quarter of fiscal 2016 was due to reduced revenue of $92 million from contracts that terminated or concluded and $49 million due to price-downs and contract restructurings. These revenue decreases were partially offset by an increase in revenues of $29 million from new and existing contracts within cloud and infrastructure services businesses.

The decrease in GIS revenue, at constant currency, for the first six months of fiscal 2016 was due to reduced revenue of $191 million from contracts that terminated or concluded, $98 million due to price-downs and contract restructurings, and $40 million on existing contracts, including revenue from the extra week in the first quarter of fiscal 2015, which did not recur in fiscal 2016. These revenue decreases were partially offset by an increase in revenues of $44 million from new contracts.

GIS had contract awards of $0.7 billion in the second quarter and $2.1 billion in the first six months of fiscal 2016, as compared to $0.6 billion and $1.8 billion in the comparable periods of fiscal 2015.

North American Public Sector

NPS segment revenues were derived from the following sources:

	Quarter Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	Change	Percent Change
Department of Defense	$512	$551	$(39)	(7.1)%
Civil Agencies	353	399	(46)	(11.5)
Other (1)	102	91	11	12.1
Total	$967	$1,041	$(74)	(7.1)%

	Six Months Ended
(Amounts in millions)	October 2, 2015	October 3, 2014	Change	Percent Change
Department of Defense	$1,024	1,113	(89)	(8.0)%
Civil Agencies	719	772	(53)	(6.9)%
Other (1)	181	174	7	4.0%
Total	$1,924	2,059	(135)	(6.6)%

(1) Other revenues consist of foreign, state and local government work as well as commercial contracts performed by the NPS segment.

NPS segment revenue for the second quarter of fiscal 2016 decreased $74 million, or 7.1%, and decreased $135 million, or 6.6%, for the first six months of fiscal 2016, as compared to the same periods of fiscal 2015. The decrease in the six-month revenue includes revenue from the extra week in fiscal 2015, which did not recur in the first quarter of fiscal 2016.

For both the second quarter and first six months, the revenue decrease from Department of Defense (DOD) contracts was primarily due to a net reduction in tasking on existing contracts and contracts that have either concluded or were winding down and lower revenue as a result of the first quarter fiscal 2016 divestiture. These revenue reductions were partially offset by revenue from a fiscal 2015 acquisition and revenue from new awards.

For both the second quarter and first six months, the revenue declines from contracts with Civil Agencies was primarily due to a net reduction in tasking on existing contracts and reduced revenue on contracts that had either concluded or were winding down.

NPS had contract awards of $1.5 billion during the second quarter and $2.5 billion during the first six months of fiscal 2016, as compared to $1.1 billion and $1.4 billion during the comparable periods of fiscal 2015.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)	$1,970	$2,207	72.7%	71.7%	1.0%
Selling, general and administrative (excludes restructuring costs)	286	346	10.5	11.2	(0.7)
Depreciation and amortization	203	252	7.5	8.2	(0.7)
Restructuring costs	6	(7)	0.2	(0.2)	0.4
Separation and merger costs	46	—	1.7	—	1.7
Interest expense, net	28	31	1.0	1.0	—
Other (income) expense, net	(3)	6	(0.1)	0.2	(0.3)
Total	$2,536	$2,835	93.5%	92.1%	1.4%

	Six Months Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)	$3,996	$4,571	72.9%	72.4%	0.5%
Selling, general and administrative (excludes restructuring costs)	570	690	10.4	10.9	(0.5)
Depreciation and amortization	410	524	7.5	8.3	(0.8)
Restructuring costs	6	3	0.1	—	0.1
Separation and merger costs	64	—	1.2	—	1.2
Interest expense, net	52	65	1.0	1.0	—
Other (income) expense, net	(29)	5	(0.5)	0.1	(0.6)
Total	$5,069	$5,858	92.6%	92.7%	(0.1)%

Costs of Services

Costs of services (COS), excluding depreciation and amortization, and restructuring charges, as a percentage of revenue for the second quarter and first six months of fiscal 2016, increased 1.0 and 0.5 percentage points, respectively, as compared to the same periods of the prior fiscal year.

The amount of restructuring charges excluded from COS were $(1) million and $(1) million for the second quarter and first six months of fiscal 2016, respectively, and $(7) million and $1 million for the second quarter and first six months of fiscal 2015, respectively.

The increase in the COS ratio for both the second quarter and first six months of fiscal 2016 was driven by the reduction in revenue, which more than offset the decrease in COS. The net reduction in total COS was a result of management's cost reduction initiatives, including reducing headcount, that sought to align the Company's cost structure with business needs.

The increase in COS as a percentage of revenue for the second quarter and first six months of fiscal 2016 was partly the result of the fiscal 2015 gain on sale of certain GIS assets of $19 million and $43 million, respectively, which did not recur in fiscal 2016, and lower year-over-year net benefit on contracts accounted for under the percentage of completion method, primarily within the NPS segment.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense, excluding restructuring charges as a percentage of revenue, decreased 0.7 and 0.5 percentage points for the second quarter and first six months of fiscal 2016.

The amount of restructuring charges excluded from SG&A were $7 million and $7 million for the second quarter and first six months of fiscal 2016, respectively, and $0 million and $2 million for the second quarter and first six months of fiscal 2015, respectively.

The lower SG&A ratio for the second quarter and first six months of fiscal 2016 was driven by lower SG&A costs, partially offset by an adverse impact of reduced revenue. The lower SG&A costs were a result of management's cost reduction initiatives that sought to align the Company's cost structure with business needs.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue decreased 0.7 and 0.8 percentage points for the second quarter and first six months of fiscal 2016, respectively, as compared to the same period of fiscal 2015. The decrease in the ratio was primarily driven by the lower GIS ratio. The decrease in the GIS ratio was caused by lower capital expenditures and due to sale of contract assets to customers where contracts had concluded.

Separation and Merger Costs

Separation and merger costs are expenses incurred associated with activities relating to the separation of CSC's NPS business into a separate company called Computer Sciences Government Services Inc. (CSGS), and its subsequent merger with SRA. These costs are primarily comprised of third-party accounting, legal and other consulting services. For the second quarter and first six months of fiscal 2016, separation and merger costs were $46 million and $64 million, respectively. CSC will continue to incur separation and merger costs during fiscal 2016 up until separation of CSGS, and merger of SRA.

Restructuring Costs

There were $6 million and $6 million of net restructuring costs recorded during the second quarter and six months ended October 2, 2015 as compared to $(7) million and $3 million in the comparable periods of the prior fiscal year. These costs were related to facilities related restructuring in the second quarter of fiscal 2016 offset by the reversal of certain fiscal 2015 fourth quarter special restructuring costs. For the second quarter and first six months of fiscal 2016, there were no pension benefit augmentations included in total restructuring costs, as compared to $(8) million and $(7) million, respectively, in the comparable periods of fiscal 2015. These amounts are owed to certain employees in accordance with legal or contractual obligations and will be paid out over several years as part of normal pension distributions.

Interest Expense and Interest Income

Interest expense for the second quarter and first six months of fiscal 2016 was $35 million and $70 million, respectively, as compared to $36 million and $75 million, respectively, during the same periods of the prior fiscal year.

Interest income for the second quarter and first six months of fiscal 2016 was $7 million and $18 million, respectively, as compared to $5 million and $10 million, respectively, during the same periods of the prior fiscal year.

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

Other income, net for the second quarter and first six months of fiscal 2016 was $3 million and $29 million, respectively, as compared to other expense, net of $6 million and $5 million, respectively, during the same periods of the prior fiscal year. The $9 million year-over-year increase in other income for the second quarter of fiscal 2016 was primarily due to a $6 million gain on sale of certain assets. The $34 million year-over-year increase in other income for the first six months of fiscal 2016 was primarily due to a $22 million gain on the sale of a business within the NPS segment (see Note 4 to the Consolidated Condensed Financial Statements).

Taxes

The Company's effective tax rate from continuing operations (ETR) was 1.7% and 16.6% for the second quarter and first six months of fiscal year 2016, respectively, as compared to 27.8% and 26.8%, respectively, during the same periods of the prior fiscal year. The primary drivers of the ETR for the second quarter and first six months of fiscal year 2016 were the release of the reserve for an uncertain tax position following the closure of an audit in a non-U.S. jurisdiction, which decreased the ETR by 29.9% and 13.0%, respectively, and the global mix of income. The primary drivers of the ETR for the second quarter and first six months of fiscal year 2015 were the global mix of income and changes in valuation allowances in certain non-US jurisdictions. For the tax impact of discontinued operations, see Note 4 to the Consolidated Condensed Financial Statements.

During the second quarter and first six months of fiscal year 2016, the Company effectively settled uncertain tax positions with non-U.S. tax authorities resulting in a reduction in reserves for uncertain tax positions of $98 million, excluding interest and penalties.

The Internal Revenue Service (IRS) is examining the Company's federal income tax returns for fiscal years 2008 through 2013. The IRS examined several issues for the fiscal years 2008 through 2010 that resulted in audit adjustments to the Company’s federal income tax returns. The Company does not agree with certain proposed adjustments and has filed an Appeals brief and is in negotiations with the IRS. Although the final outcome of such negotiations is uncertain, management believes that the resolution will have a material effect on the Company's uncertain tax positions. The significant items subject to examination primarily relate to foreign exchange losses and other US international tax issues. The IRS has not proposed any adjustments for the fiscal years 2011 through 2013. In addition, the Company may settle certain other tax examinations, have lapses in statutes limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of up to $4 million, excluding interest, penalties, and tax carryforwards.

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

Income from Discontinued Operations

There was no income or loss from discontinued operations during the first six months of fiscal 2016. The loss from discontinued operations, net of taxes, was $21 million and $29 million for the quarter and six months ended October 3, 2014 and is from the sale of a small software business in Europe during the second quarter of fiscal 2015 (see Note 4 to the unaudited Consolidated Condensed Financial Statements).

Earnings Per Share and Share Base

Diluted earnings per share (EPS) for the second quarter and first six months of fiscal 2016 was $1.19 and $2.32, respectively. This was an increase of $0.15 and $0.30 from the comparable periods of fiscal 2015, which were $1.04 and $2.02, respectively. The increase in EPS for both the second quarter and first six months was primarily due to an increase in the net income attributable to CSC shareholders and a reduction in the number of weighted average shares outstanding at the end of the period.

Cash Flows

	Quarter Ended
Amounts in millions	October 2, 2015	October 3, 2014
Net cash provided by operating activities	$441	$490
Net cash used in investing activities	(481)	(298)
Net cash used in financing activities	(213)	(656)
Effect of exchange rate changes on cash and cash equivalents	(27)	(56)
Net increase (decrease) in cash and cash equivalents	(280)	(520)
Cash and cash equivalents at beginning of year	2,098	2,443
Cash and cash equivalents at the end of period	$1,818	$1,923

Net cash provided by operating activities for the first six months of fiscal 2016 was $441 million, a decrease of $49 million compared to the first six months of fiscal 2015. The decrease in net operating cash flow was due to a payment of $190 million related to the SEC settlement (see Note 3 to the unaudited Consolidated Condensed Financial Statements) and lower collections of receivables. These cash flow decreases were partially offset by net cash proceeds of $184 million related to the sale of certain NPS receivables (see Note 6 to the unaudited Consolidated Condensed Financial Statements), lower payroll payments due to lower headcount, lower vendor payments, lower tax payments, and lower pension contributions.

Net cash used in investing activities for the first six months of fiscal 2016 was $481 million, an increase in outflow of $183 million compared to the first six months of fiscal 2015. The year-over-year increase in outflow was primarily due to $201 million of higher payments for business acquisitions and higher net cash outflow for capital expenditures of $28 million. These increases were partially offset by proceeds from business divestitures of $47 million (see Note 4 to the unaudited Consolidated Condensed Financial Statements).

Net cash used in financing activities in the first six months of fiscal 2016 was $213 million, a decrease in outflow of $443 million compared to the first six months of fiscal 2015. The decrease in outflow was primarily due to lower share repurchases of $441 million. Also, as compared to the prior year, there were higher net borrowings of $85 million, but these were mostly offset by lower proceeds from exercise of stock options of $80 million.

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

Liquidity and Capital Resources

Cash and cash equivalents were $1.8 billion and $2.1 billion at October 2, 2015 and April 3, 2015, respectively. At October 2, 2015, the Company had approximately $539 million of cash and cash equivalents held in foreign subsidiaries outside of the U.S., as compared to $1.2 billion at the end of fiscal 2015. It is generally management's intent to permanently reinvest earnings of its foreign operations. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes. The Company has no current plans and does not anticipate repatriating cash to the U.S. as taxable dividends. During the second quarter of fiscal 2016, the Company repatriated $1.3 billion of cash, held in foreign subsidiaries to the U.S., by way of capital reduction without the incurrence of tax cost. The cash held outside of the U.S. can be used by the Company to fund strategic acquisitions off-shore such as the fiscal 2016 acquisition of Fixnetix and 2012 acquisitions of iSoft and Applabs.

At the end of the second quarter of fiscal 2016, CSC’s ratio of net debt-to-total capitalization was 14.0%, an increase from 10.2% at the end of fiscal 2015. The increase in the ratio was primarily the result of an increase in net debt, due to the decrease in cash and cash equivalents.

The following table summarizes the Company’s capitalization ratios as of the end of the second quarter of fiscal 2016 and 2015:

	As of
(Amounts in millions)	October 2, 2015	April 3, 2015
Total debt	$2,610	$2,669
Cash and cash equivalents	1,818	2,098
Net debt	$792	$571

Total debt	$2,610	$2,669
Equity	3,046	2,949
Total capitalization	$5,656	$5,618

Debt-to-total capitalization	46.1%	47.5%
Net debt-to-total capitalization	14.0%	10.2%

At October 2, 2015, the Company had $894 million of short-term borrowings and current maturities of long-term debt, and $1,716 million of long-term debt.

During the second quarter of fiscal 2016, the Company repaid the $350 million 2.5% term notes which matured in September, 2015 (see Note 10 to the unaudited Consolidated Condensed Financial Statements).

In July 2015, the Company and two of its subsidiaries, CSC Capital Funding Limited (the Issuer), and CSC Computer Sciences International S.a. r.l, established a European commercial paper program (the ECP Program) pursuant to which the Issuer may issue short-term commercial paper notes (the Notes) up to a maximum aggregate amount outstanding at any time of €500 million or its equivalent in alternative currencies. The maturities of the Notes may vary but may not exceed 364 days from the date of issue. The Notes are unconditionally guaranteed by CSC and rank at least equal with all of the Company’s other unsecured and unsubordinated indebtedness. The Company’s $2.5 billion committed revolving credit facility will be available, subject to certain conditions, to repay the Notes, if necessary. The Notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. During the second quarter of fiscal 2016, the Company borrowed $299 million and repaid $84 million under the ECP Program. As of October 2, 2015 the Company had $218 million of commercial paper outstanding.

During the second quarter of fiscal 2016, the Company drew down $1.3 billion on its $2.5 billion Credit Facility and repaid $1.15 billion of that amount. As of October 2, 2015, there was $150 million outstanding against the $2.5 billion credit facility. This was subsequently repaid during the third quarter of fiscal 2016. During the second quarter of fiscal 2016, the Company undertook extensions of the maturity of the $2.5 billion Credit Facility. Subsequent to quarter end, the Company had outstanding a $2.5 billion facility of which $2.27 billion has a maturity to January 2021 and $0.23 billion has a maturity to January 2020.

During the first six months, the Company drew $10 million against the CSC Finance Co. LLC's $250 million Lease Credit Facility.

On April 21, 2015, the Company entered into a Master Accounts Receivable Purchase Agreement (Purchase Agreement) between the Company, as Seller, and The Royal Bank of Scotland, PLC (RBS) as Purchaser, along with Mitsubishi UFJ Financial Group Ltd. and Bank of Nova Scotia, each as a Participant. Subsequent to the April 21, 2015 agreement, RBS assigned its rights as a purchaser to The Bank of Tokyo-Mitsubishi UFJ, Ltd (BTMU), and the Purchase Agreement was

amended to add CSC Government Solutions LLC as a seller, and BTMU, The Bank of Nova Scotia, and Mizuho Bank, Ltd. each as a purchaser. The amended agreement also converted the receivables purchase facility (the Facility) to a committed facility, extended the initial term to a two-year period, and added Computer Sciences Government Services, Inc as a guarantor.

Under the Facility, CSC can sell up to $450 million of eligible NPS receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts. CSC has no retained interests in the transferred receivables, and only performs collection and administrative functions for the Purchaser for a servicing fee. The Company expects to use the proceeds from receivable sales under the Facility for general corporate purposes (see Note 6 to the unaudited Consolidated Condensed Financial Statements). During the second quarter and first six months of fiscal 2016, the Company sold $619 million and $1,333 million, respectively, of billed and unbilled receivables for cash. Collections corresponding to these receivables sales were $609 million and $1,156 million for the second quarter and first six months, respectively. As of October 2, 2015, there was also $7 million of cash collected but not remitted due to timing of settlements, which was recorded as restricted cash. The Company incurred purchase discount and administrative fees of under $1 million for the second quarter, and $1 million for the first six months of fiscal 2016. The Company also holds $2 million in restricted cash as recourse on accrued purchase discount and administrative fees. The net impact of the accounts receivable sales was $9 million and $176 million for the second quarter and first six months of fiscal 2016, respectively.

In May 2014, the Company's Board of Directors approved a share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock, after completion of a prior repurchase program. The timing, volume, and nature of future share repurchases are at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the repurchase program. The Company did not repurchase shares of its common stock through open market purchases during the second quarter of fiscal 2016. During the second quarter of fiscal 2016, the Company received 162,908 additional shares as true-up under the fourth quarter fiscal 2015 accelerated share repurchase arrangement. During the first quarter of fiscal 2016, the Company repurchased and retired 1,780,224 shares of common stock through open market purchases for aggregate consideration of $118 million at a weighted average price of $66.36 per share. The amount outstanding, at October 2, 2015, for which shares may be repurchased under the program was $0.8 billion.

During the first six months of fiscal 2016, the Company declared quarterly cash dividends to its common stockholders aggregating to $0.23 per share, or approximately $64 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Company's Board of Directors.

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its revolving credit facility. As of October 2, 2015, the Company’s total liquidity was $4.2 billion, consisting of $1.8 billion of cash and cash equivalents and $2.4 billion available under the Company's revolving credit facility. In addition, the Company had access to the undrawn balance of $240 million under CSC Finco's $250 million Leasing Facility at CSC Finco to fund capital expenditures. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and available borrowings under the Company's undrawn credit facilities and CSC Finco's Leasing Facility. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to obtain debt financing on acceptable terms in the future.

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

Subsequent to the May 19, 2015 announcement of the proposed separation of the Company's U.S. public sector business, all three major ratings agencies that rate the Company's debt took ratings action. Fitch formally reaffirmed its existing credit ratings of BBB with "Stable" outlook. S&P put the Company's credit ratings on "Credit Watch" but stated its expectations to reaffirm its ratings of BBB+ with "Stable" outlook. Moody's also put the Company's ratings of Baa2 with

"Stable" outlook under "credit review". On July 16, 2015, S&P confirmed its credit ratings of BBB+ with "Stable" outlook, and on July 30, 2015, Moody’s confirmed its credit ratings of Baa2 with “Stable” outlook.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2015. For the quarter ended October 2, 2015, there have been no material changes to the sources and effects of the Company's market risk.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of October 2, 2015 to ensure (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2015.

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

During the fiscal quarter ended October 2, 2015, the Company began to implement a new Enterprise Resource Planning (ERP) system, which, when completed, will handle the business and financial processes within CSC’s Americas operations and its corporate and administrative functions. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the entire ERP system implementation, which is expected to progress through the end of the third quarter of fiscal 2016. This represents the initial step toward having a single global instance of our ERP system. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its internal controls over financial reporting, there are inherent risks in implementing any new ERP system and the Company will continue to evaluate and test control changes in order to provide certification as of its fiscal year ending April 1, 2016 on the effectiveness, in all material respects, of its internal controls over financial reporting.

During the fiscal quarter ended October 2, 2015, there were no other changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Past performance may not be a reliable indicator of future financial performance. Future performance and historical trends may be adversely affected by the following factor, as well as other variables, and should not be relied upon to project future period results. There have been no material changes to the risk factors reported under Item 1A of our 2015 Form 10-K and our Form 10-Q for the quarter ended July 3, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended October 2, 2015 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 4, 2015 to July 31, 2015	20,748	$67.73	—	$770,695,899
August 1, 2015 to August 28, 2015	15,424	$66.69	—	$770,695,899
August 29, 2015 to October 2, 2015	29,155	$62.24	—	$770,695,899

(1)
The Company accepted 36,636 shares of its common stock in the quarter ended October 2, 2015 from employees in lieu of cash due to the Company in connection with the settlement of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 28,691 shares of its common stock in the quarter ended October 2, 2015 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
During the first quarter of fiscal 2015, the Company's Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock. CSC has been implementing these programs through purchases made in open market transactions in compliance with SEC Rule 10b-18 and Rule 10b5-1, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board of Directors has not established an end date for the repurchase program. The approximate amount for which shares may yet be purchased under this program at October 2, 2015 is $771 million.

The Company repurchased 0 shares of its common stock in the fiscal quarter ended October 2, 2015 pursuant to the share repurchase program. Not included in the schedule above are 162,908 additional shares delivered to Company under an accelerated share repurchase arrangement (see Note 14 to the unaudited Consolidated Condensed Financial Statements).

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits
The following exhibits are filed with this report.

Exhibit Number	Description of Exhibit
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (filed on April 5, 2011) (file number 11739300))

2.2
Agreement and Plan of Merger, dated as of August 31, 2015, by and among Computer Sciences Corporation, Computer Sciences Government Services Inc., Star First Merger Sub Inc., Star Second Merger Sub LLC, SRA Companies, Inc., SRA International Inc. and Enumerated SRA Stockholders (incorporated by reference to Exhibit 2.1 to the Company Current Report on Form 8-K (filed September 4, 2015) (file number 151094588))

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010 (filed August 11, 2010) (file number 101007138))

3.2
Amended and Restated Bylaws dated as of February 7, 2012 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (filed May 29, 2012) (file number 12874585))

3.3
Certificate of Amendment to Section 1 of Article III of the Amended and Restated Bylaws, dated October 14, 2015 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed October 14, 2015) (file number 151158714))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file number 081071955))

4.2
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.3
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.4
4.450% Senior Note due 2022 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

10.1
Dealer Agreement, dated as of July 24, 2015, by and between the CSC Capital Funding Limited, as issuer, the Company, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed July 28, 2015) (file number 151010497))

10.2
Second Amended and Restated Master Accounts Receivable Purchase Agreement, dated as of October 1, 2015, by and among the Company and CSC Government Solutions LLC, as sellers, the Purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent.

10.3
Amended and Restated Guaranty, dated as of August 20, 2015, by the Company, in favor of The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as Guaranteed Party, for the benefit of the Purchasers as defined therein.

10.4
Guaranty, dated as of October 1, 2015, by Computer Sciences Government Services Inc., as Guarantor, in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Guaranteed Party, for the benefit of the Purchasers as defined therein.

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

COMPUTER SCIENCES CORPORATION

Dated:	November 10, 2015	By:	/s/ Diane E. Wilfong
		Name:	Diane E. Wilfong
		Title:	Vice President and Controller
(Principal Accounting Officer)