Form 10-Q
period 2016-01-01
COMPUTER SCIENCES CORP
filed 2016-02-16
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended January 1, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  ☐  Yes  ☒ No
138,066,691 shares of Common Stock, $1.00 par value, were outstanding on January 22, 2016.

PART I. ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions, except per-share amounts)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015

Revenues	$1,750	$1,949	$5,299	$6,207

Costs of services (excludes depreciation and amortization and restructuring costs)	1,216	1,572	3,725	4,541
Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)	257	322	789	954
Selling, general and administrative - SEC settlement related charges	—	195	—	195
Depreciation and amortization	161	205	503	658
Restructuring costs	7	12	12	15
Separation costs	2	—	10	—
Interest expense	33	32	92	96
Interest income	(8)	(4)	(26)	(14)
Other expense (income), net	4	1	(3)	5
Total costs and expenses	1,672	2,335	5,102	6,450

Income (loss) from continuing operations, before taxes	78	(386)	197	(243)
Income tax expense (benefit)	63	(192)	31	(157)
Income (loss) from continuing operations	15	(194)	166	(86)
Income (loss) from discontinued operations, net of taxes	30	(119)	216	80
Net income (loss)	45	(313)	382	(6)
Less: net income attributable to noncontrolling interest, net of tax	2	1	12	11
Net income (loss) attributable to CSC common stockholders	$43	$(314)	$370	$(17)

Earnings (loss) per common share
Basic:
Continuing operations	$0.11	$(1.38)	$1.19	$(0.60)
Discontinued operations	0.20	(0.85)	1.48	0.48
	$0.31	$(2.23)	$2.67	$(0.12)
Diluted:
Continuing operations	$0.10	$(1.38)	$1.17	$(0.60)
Discontinued operations	0.20	(0.85)	1.45	0.48
	$0.30	$(2.23)	$2.62	$(0.12)

Cash dividend per common share	$2.39	$0.23	$2.85	$0.69

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015

Net income (loss)	$45	$(313)	$382	$(6)

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(17)	(90)	(74)	(189)
Gain (loss) on foreign currency forward contracts	7	(2)	(5)	(8)
Pension and other post-retirement benefit plans	(4)	52	(17)	48
Other comprehensive loss, net of taxes	(14)	(40)	(96)	(149)

Comprehensive income (loss)	$31	$(353)	$286	$(155)
Less: comprehensive income attributable to noncontrolling interest, net of taxes	2	1	12	11
Comprehensive income attributable to CSC common stockholders	$29	$(354)	$274	$(166)

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	As of
(Amounts in millions, except share and per-share data)	January 1, 2016	April 3, 2015
		(As Adjusted)
Current assets:
Cash and cash equivalents	$1,830	$2,076
Receivables, net of allowance for doubtful accounts of $27 (fiscal 2016) and $26 (fiscal 2015)	1,670	1,678
Prepaid expenses and other current assets	361	292
Assets of discontinued operations - current	—	806
Total current assets	3,861	4,852

Property and equipment, net of accumulated depreciation of $2,828 (fiscal 2016) and $2,740 (fiscal 2015)	1,028	1,110
Software, net of accumulated amortization of $1,491 (fiscal 2016) and $1,568 (fiscal 2015)	729	718
Outsourcing contract costs, net of accumulated amortization of $476 (fiscal 2016) and $476 (fiscal 2015)	335	326
Goodwill, net	1,026	838
Deferred income taxes	387	392
Other assets	623	498
Assets of discontinued operations - noncurrent	—	1,479
Total Assets	$7,989	$10,213

Current liabilities:
Short-term debt and current maturities of long-term debt	$760	$883
Accounts payable	211	295
Accrued payroll and related costs	305	265
Accrued expenses and other current liabilities	800	948
Deferred revenue and advance contract payments	463	457
Income taxes payable	47	23
Liabilities of discontinued operations - current	—	691
Total current liabilities	2,586	3,562

Long-term debt, net of current maturities	1,909	1,635
Income tax liabilities and deferred income taxes	453	463
Other long-term liabilities	818	850
Liabilities of discontinued operations - noncurrent	—	754

CSC stockholders' equity
Common stock, par value $1 per share; authorized 750,000,000; issued 148,850,257 (fiscal 2016) and 148,373,736 (fiscal 2015)	149	148
Additional paid-in capital	2,461	2,286
Earnings retained for use in business	187	912
Accumulated other comprehensive (loss) income	(106)	21
Less common stock in treasury, at cost, 10,033,566 (fiscal 2016) and 9,600,396 (fiscal 2015)	(475)	(446)
Total CSC stockholders’ equity	2,216	2,921
Noncontrolling interest in subsidiaries	7	28
Total Equity	2,223	2,949
Total Liabilities and Equity	$7,989	$10,213

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015
Cash flows from operating activities:
Net income	$382	$(6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	608	762
Pension & OPEB actuarial & settlement (gains) losses	(28)	463
Stock-based compensation	28	54
Net gain on dispositions of businesses and assets	(44)	(22)
Excess tax benefit from stock based compensation	(19)	(15)
Other non cash charges, net	37	22
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in assets	213	171
Decrease in liabilities	(482)	(286)
Net cash provided by operating activities	695	1,143

Cash flows from investing activities:
Purchases of property and equipment	(277)	(283)
Payments for outsourcing contract costs	(74)	(43)
Short-term investing	(71)	—
Software purchased and developed	(155)	(145)
Payments for acquisitions, net of cash acquired	(265)	(35)
Business dispositions	37	(13)
Proceeds from sale of assets	67	99
Other investing activities, net	8	21
Net cash used in investing activities	(730)	(399)

Cash flows from financing activities:
Borrowings of commercial paper	821	—
Repayments of commercial paper	(263)	—
Borrowings under lines of credit	1,300	—
Repayment of borrowings under lines of credit	(1,300)	(32)
Borrowings on long-term debt, net of discount	350	—
Principal payments on long-term debt	(819)	(193)
Proceeds from stock options and other common stock transactions	72	151
Excess tax benefit from stock-based compensation	19	15
Repurchase of common stock	(28)	(518)
Dividend payments	(409)	(95)
Borrowings for CSRA spin transaction	1,508	—
Transfers of cash to CSRA upon spin	(1,440)	—
Other financing activities, net	—	(7)
Net cash used in financing activities	(189)	(679)
Effect of exchange rate changes on cash and cash equivalents	(44)	(115)
Net decrease in cash and cash equivalents	(268)	(50)
Cash and cash equivalents at beginning of year	2,098	2,443
Cash and cash equivalents at end of period	$1,830	$2,393

See accompanying notes.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 3, 2015	148,374	$148	$2,286	$912	$21	$(446)	$2,921	$28	$2,949
Net income				370			370	12	382
Other comprehensive loss					(96)		(96)		(96)
Stock based compensation expense			28				28		28
Acquisition of treasury stock						(29)	(29)		(29)
Stock option exercises and other common stock transactions	2,726	3	84				87		87
Share repurchase program	(2,250)	(2)	63	(89)			(28)		(28)
Cash dividends declared				(83)			(83)		(83)
Special Dividend				(317)			(317)	—	(317)
Capital contributions							—	6	6
Noncontrolling interest distributions and other							—	(9)	(9)
Divestiture of CSRA				(606)	(31)		(637)	(30)	(667)
Balance at January 1, 2016	148,850	$149	$2,461	$187	$(106)	$(475)	$2,216	$7	$2,223

(Amounts in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 28, 2014	154,721	$155	$2,304	$1,592	$279	$(418)	$3,912	$32	$3,944
Net loss				(17)			(17)	11	(6)
Other comprehensive loss					(149)		(149)		(149)
Stock based compensation expense			53				53		53
Acquisition of treasury stock						(26)	(26)		(26)
Stock option exercises and other common stock transactions	4,341	4	163				167		167
Share repurchase program	(8,496)	(8)	(139)	(365)			(512)		(512)
Cash dividends declared				(98)			(98)		(98)
Noncontrolling interest distributions and other				(11)	11		—	(18)	(18)
Balance at January 2, 2015	150,566	$151	$2,381	$1,101	$141	$(444)	$3,330	$25	$3,355

See accompanying notes.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the interim period unaudited Consolidated Condensed Financial Statements included herein, as of and for the quarters and nine months ended January 1, 2016 and January 2, 2015, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Condensed Financial Statements and the accompanying notes. The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2015 (fiscal 2015).

On November 27, 2015, the Company completed the previously announced separation of the Company's U.S. public sector business, CSRA Inc. (CSRA) (the Separation). Under the terms of the Separation agreements, on November 27, 2015, stockholders who held CSC common stock at the close of business on November 18, 2015 (the Record Date), received a distribution of one CSRA common share for every one share of CSC common stock held as of the Record Date. As a result of the distribution, CSRA is now an independent public company trading under the symbol "CSRA" on the New York Stock Exchange.

In connection with the Separation CSC and CSRA each paid concurrent special cash dividends on November 30, 2015 which in the aggregate totaled $10.50 per share (the Special Dividend). Of that $10.50 per share dividend, $2.25 was paid by CSC and $8.25 was paid by CSRA. Payment of each portion of the Special Dividend was made to holders of common stock on the Record Date who received shares of CSRA common stock in the distribution.

As a result of the Separation, the Consolidated Condensed Statements of Operations, Consolidated Condensed Balance Sheets, and related financial information reflect CSRA's operations and assets and liabilities as discontinued operations for all periods presented. The cash flows and comprehensive income of CSRA have not been segregated and are included in the Consolidated Condensed Statements of Cash Flows and Consolidated Condensed Statements of Comprehensive Income for all periods presented. Further, CSC now operates in two reportable segments, Global Infrastructure Services (GIS) and Global Business Services (GBS).

Refer to Note 4 for additional information regarding the Separation of CSRA and Note 17 for further information regarding CSC's reportable segments.

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

Note 2 - Recent Accounting Pronouncements

New Accounting Standards

During the first nine months of fiscal 2016, the Company adopted the following Accounting Standard Updates (ASUs):

In November 2015, the FASB issued Accounting Standards Update 2015-17 (Topic 740), "Balance Sheet Classification of Deferred Taxes". ASU 2015-17 requires deferred tax liabilities and assets to be classified as non-current in the Consolidated Balance Sheet. CSC adopted ASU 2015-17, on a retrospective basis in the third quarter of fiscal 2016. As a result of adopting ASU 2015-17, CSC has separately offset current and non-current deferred tax liabilities and current and non-current deferred tax assets, as well as any related valuation allowance.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the adjustments made to conform prior period classifications with the new guidance:

		As of April 3, 2015
(Amounts in millions)	Balance sheet line item	Balance Prior to Adoption	Adjustments Increase/ (Decrease)	As Adjusted
Current deferred income tax assets	Prepaid expenses and other current assets	$78	$(78)	$—
Long-term deferred income tax assets	Other assets	350	42	392
Total tax assets		$428	$(36)	$392
Current deferred income tax liabilities	Income taxes payable	—	—	—
Long-term deferred income tax liabilities	Income tax liabilities and deferred income taxes	258	(36)	222
Total tax liabilities		$258	$(36)	$222
Net deferred tax asset		$170	$—	$170

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08), which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The adoption of ASU 2014-08, effective as of April 4, 2015, did not have a material impact on CSC's Consolidated Condensed Financial Statements, other than the expanded disclosures related to our discontinued operations.

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments—Overall (Subtopic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities", which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments . ASU 2016-01 will be effective for CSC in fiscal 2019. CSC is currently evaluating the impact of the adoption of ASU 2016-01 may have on CSC's Condensed Consolidated Financial Statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), "Simplifying the Accounting for Measurement Period Adjustments" (ASU 2015-16). This ASU eliminates the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. In addition, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date should be presented separately on the face of the income statement or disclosed in the notes. CSC believes based on recent acquisitions that the impact that the adoption of ASU 2015-16 is immaterial. ASU 2015-16 will be effective for CSC in fiscal 2017.

In August 2015, the FASB issued ASU No. 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" (ASU 2015-15). Specifically, the ASU states

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the underlying line of credit (LOC) arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. Presentation of fees under LOC arrangements had not been specified in April 2015 guidance issued by the FASB, ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). Under the guidance in ASU 2015-03, debt issuance costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-15 is effective upon adoption of ASU 2015-03. Early adoption of ASU 2015-03 is allowed for financial statements that have not previously been issued. The guidance is to be applied retrospectively to all prior periods. ASUs 2015-03 and 2015-15 will be effective for CSC beginning in fiscal 2017. CSC is currently evaluating the impact that the combined adoption of ASUs 2015-03 and 2015-15 may have on CSC's Consolidated Condensed Financial Statements.

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

Other recently issued ASUs effective after January 1, 2016 are not expected to have a material effect on CSC's Consolidated Condensed Financial Statements.

Note 3 - Settlement of SEC Investigation

During the first quarter of fiscal 2016, the previously disclosed agreed-upon settlement with the SEC was formally approved by the SEC. The settlement became effective on June 5, 2015 and the Company paid a penalty of $190 million on June 11, 2015. As part of the settlement, the Company also agreed to implement a review of its compliance policies through an independent compliance consultant and to cease and desist from further violations of the anti-fraud, reporting, and books-and-records provisions of the U.S. securities laws. As part of the settlement, the Company neither admitted nor denied the SEC’s allegations concerning such matters. Further, as part of the settlement, on June 5, 2015, the Company filed its Form 10-K/A in respect of its fiscal year ended March 28, 2014 in order to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and 2010 reflected in the five year financial data table, all as previously set forth in the Company’s originally filed Form 10-K for its 2014 fiscal year. The restatement had no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss), Statements of Cash Flows and Statements of Changes in Equity for fiscal 2013 or fiscal 2014 or on its financial statements for fiscal 2015. The independent compliance consultant completed its review of the Company's compliance policies and submitted its report to the SEC on October 2, 2015. The Company has completed implementation of the consultant's recommendations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 4 - Divestitures

Separation of CSRA

On November 27, 2015, CSC completed the separation of CSRA through a pro rata distribution of all shares of CSRA common stock to CSC stockholders as of the close of business on November 18, 2015 (the Record Date). CSC stockholders received one share of CSRA common stock for every one share of CSC common stock held on the Record Date. As a result of the separation, CSC no longer owns CSRA common stock. CSRA's assets and business primarily consist of those that the Company previously reported as its North American Public Sector segment.

In connection with the Separation, CSC and CSRA each paid concurrent special cash dividends on November 30, 2015, which in the aggregate totaled $10.50 per share. Of that $10.50 per share dividend, $2.25 was paid by CSC and $8.25 was paid by CSRA. Payment of each portion of the Special Dividend was made to holders of common stock on the Record Date who received shares of CSRA common stock in the distribution.

Implementation of the Separation and CSC's post-Separation relationship with CSRA is governed by several agreements, including a master separation and distribution agreement and intellectual property (IP) matters, real estate matters, tax matters, non-U.S. agency and employee matters agreements. CSRA is considered a related party under ASC 850 "Related Party Disclosures."

Pursuant to the IP matters agreement CSC granted to CSRA perpetual, royalty-free, non-assignable licenses to certain know-how owned by CSC and certain software products, trademarks and workflow and design methodologies. Under the IP matters agreement, CSRA pays CSC an annual net maintenance fee of $30 million per year for each of the five years following the distribution in exchange for maintenance services. In addition, CSRA will pay CSC additional maintenance fees if CSRA's total consolidated revenue or revenue from cloud computing solutions exceeds certain thresholds in any fiscal year during the initial five year term. During the third quarter of fiscal 2016 CSC received a payment of $30 million from CSRA, of which $3 million is included in revenue in our Consolidated Condensed Statements of Operations for the quarter and nine months ended January 1, 2016, and $27 million is included in deferred revenue and advance contract payments on our Consolidated Condensed Balance Sheets at January 1, 2016, which will be amortized to revenue over the three successive quarters.

The real estate matters agreement with CSRA governs the respective rights and responsibilities between CSC and CSRA with respect to real property, including the allocation of space within shared facilities and the allocation of standalone facilities between CSC and CSRA. Pursuant to the real estate matters agreement CSC transfered to CSRA ownership of certain real property and entered into lease agreements with CSRA for space shared in certain facilities. Payments made under the lease agreements, which expire at various dates through 2020, were less than $1 million for the quarter and nine months ended January 1, 2016.

The tax matters agreement with CSRA governs the respective rights, responsibilities and obligations of CSC and CSRA after the separation with respect to all tax matters and includes restrictions designed to preserve the tax-free status of the distribution. Generally, as a matter of federal law CSRA continues to have joint and several liability to the IRS for the full amount of the consolidated U.S. federal income taxes of the consolidated group relating to the taxable periods in which CSRA is part of that group. CSC has indemnified CSRA for such joint and several liability. CSRA will be responsible for liability under certain separately filed income tax returns for CSRA entities filed before the Separation. CSC and CSRA generally will be responsible for all taxes for periods after the Separation of their respective businesses and have given cross indemnities to that effect. Additionally, CSC and CSRA are responsible for liabilities for non-income taxes related to their respective businesses before the Separation regardless of whether CSC or a CSRA entity filed the returns.  The obligations set forth under the tax matters agreement continue until the longer of final settlement or expiration of applicable statutes of limitations

Under the Non-U.S. Agency Agreement, CSRA has appointed CSC as their exclusive agent outside the U.S. with regard to certain non-U.S. customers, subject to some exceptions, for a period of five years after the distribution.

The employee matters agreement with CSRA addresses employment, compensation and benefits matters including the allocation and treatment of liabilities and responsibilities relating to employee compensation and benefit plans and

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

programs. Refer to Note 12 for additional information regarding pension and other benefit plans and Note 14 for further information regarding stock incentive plans.

In addition to the above agreements, CSC is also party to various other commercial agreements with CSRA. CSC recognized $4 million of revenue under such agreements for the quarter and nine months ended January 1, 2016.

Concurrent with the Separation, CSRA entered into definitive agreements providing for approximately $3.5 billion in principal amount of secured indebtedness, of which approximately $1.5 billion was drawn prior to the separation to fund the Special Dividend, transaction costs and repayment of indebtedness.

Prior to the distribution, CSRA issued a note payable to the Company in the amount of $350 million that was repaid by CSRA in connection with the distribution. The majority of the proceeds of the note payable were used to pay a portion of the Special Dividend and the remaining amount was set aside to retire a portion of the Company's 6.5% term notes.

During the quarter and nine months ended January 1, 2016 the Company incurred $49 million and $113 million of costs, respectively, in connection with the separation, primarily related to professional fees associated with preparation of regulatory filings and Separation activities within finance, tax, legal and information system functions. Income from discontinued operations during the quarter and nine months ended January 1, 2016 includes $47 million and $103 million of these costs, respectively. The remaining amounts of $2 million and $10 million were recorded in income from continuing operations for the quarter and nine months ended January 1, 2016, respectively.

As of January 1, 2016, approximately $17 million is due from CSRA primarily related to the settlement of intercompany balances that originated prior to the Separation and the commercial agreements with CSRA mentioned above.

The following is a summary of the assets and liabilities distributed as part of the Separation of CSRA on November 27, 2015:

(Amounts in millions)
Assets:
Cash and cash equivalents	$1,440
Receivables, net	470
Prepaid expenses and other current assets	83
Property and equipment, net	472
Software, net	39
Goodwill, net	826
Other assets	185
Total assets	$3,515

Liabilities:
Short-term debt and current maturities of long-term debt	$71
Accounts payable	45
Accrued payroll and related costs	109
Accrued expenses and other current liabilities	300
Deferred revenue and advance contract payments	137
Long-term debt, net of current maturities	1,631
Other long-term liabilities	555
Total liabilities	$2,848
Net assets distributed	$667

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Additionally, approximately $31 million of accumulated other comprehensive losses, net of tax and $30 million of noncontrolling interests, were distributed to CSRA.

The following is a summary of the operating results of CSRA (with fiscal 2016 results presented through the Separation date of November 27, 2015) which have been reflected as discontinued operations for the quarters and nine months ended January 1, 2016 and January 2, 2015.

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 1, 2016(1)	January 2, 2015	January 1, 2016(1)	January 2, 2015
Revenues	$580	$998	$2,504	$3,057
Costs of services	(446)	(958)	(1,935)	(2,560)
Selling, general and administrative	(15)	(34)	(52)	(92)
Depreciation and amortization	(23)	(33)	(90)	(104)
Restructuring costs	—	—	(1)	—
Separation and merger costs	(47)	—	(103)	—
Interest expense	(4)	(5)	(15)	(16)
Other (income) expense, net	(1)	—	21	(1)
Total income (loss) from discontinued operations before income taxes	44	(32)	329	284
Income tax expense	(14)	(87)	(113)	(175)
Total income (loss) from discontinued operations	$30	$(119)	$216	$109

(1) Results for the quarter and nine months ended January 1, 2016 reflect operating results through November 27, 2015, not the full quarter and nine months as shown for the prior year periods.

The financial results reflected above may not represent CSRA's stand-alone operating results, as the results reported within income from discontinued operations, net of tax, include only certain costs that are directly attributable to CSRA and exclude certain CSRA overhead costs that were previously allocated to CSRA for each period.

The following is a summary of the assets and liabilities of CSRA that have been classified as held for disposition as of April 3, 2015:

(Amounts in millions)	April 3, 2015
Cash and cash equivalents	$22
Receivables, net	691
Prepaid expenses and other current assets	93
Property and equipment, net	473
Software, net	33
Goodwill, net	833
Other assets	140
Total assets of the disposal group	$2,285

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Amounts in millions)	April 3, 2015
Short-term debt and current maturities of long-term debt	$21
Accounts payable	128
Accrued payroll and related costs	90
Accrued expenses and other current liabilities	291
Deferred revenue and advance contract payments	161
Long-term debt, net of current maturities	130
Other long-term liabilities	624
Total liabilities of the disposal group	$1,445

The following selected financial information of CSRA is included in the Consolidated Condensed Statements of Cash flows:

	Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015
Depreciation	$76	$86
Amortization	15	18
Capital expenditures	(75)	(44)
Significant operating non-cash items:
Net gain on disposition of business	22	1
Significant investing non-cash items:
Capital expenditures in accounts payable	(7)	(8)
Disposition of assets	(10)	(1)

Fiscal 2016 Divestiture

On April 27, 2015, the Company divested its wholly-owned subsidiary, Welkin Associates Limited (Welkin), a provider of systems engineering and technical assistance services to the intelligence community and other U.S. Department of Defense clients. CSC received consideration of $34 million, and recorded a pre-tax gain on sale of $22 million, which is included in income from discontinued operations, net of taxes on the unaudited Consolidated Condensed Statement of Operations. Included in the divested net assets of $10 million was $7 million of goodwill, and the transaction costs approximated $2 million. The Welkin business was part of the NPS segment. At the time of disposition the divestiture did not qualify to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on CSC's operations and financial results. Subsequent to the disposition of Welkin, CSC completed the Separation with CSRA which included the operating results of the Welkin business as discontinued operations.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

A summary of the results of the discontinued operations is presented below:

	Quarter Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Operations
Revenue	$580	$998	$2,504	$3,067

Income (loss) from discontinued operations, before taxes	44	(32)	329	273
Income tax expense	14	87	113	175
Net income (loss) from discontinued operations	$30	$(119)	$216	$98

Disposal
Gain (loss) on disposition, before taxes	$—	$—	$—	$(21)
Tax expense (benefit)	—	—	—	(3)
Gain (loss) on disposition, net of taxes	$—	$—	$—	$(18)

Income (loss) from discontinued operations, net of taxes	$30	$(119)	$216	$80

Note 5 - Acquisitions

Fiscal 2016 Acquisitions

On December 11, 2015, CSC acquired Axon Puerto Rico, Inc. (Axon), a provider of enterprise application and infrastructure managed services to aerospace and defense, and other commercial industries, for cash consideration of $29 million (net of cash acquired of $5 million), which was funded from existing cash balances. The acquisition further advances CSC’s position as a leader in providing cost effective, highly-secure IT managed services to firms worldwide, strengthens CSC’s next-generation delivery model and expands its network of regional delivery centers. The purchase price was allocated to assets acquired and liabilities assumed based on preliminary estimates of fair value at the date of acquisition, as follows: $5 million to current assets, $2 million to noncurrent assets, $8 million to an intangible asset other than goodwill, $2 million to current liabilities, and $15 million to goodwill. The goodwill is associated with the Company's GBS segment and is expected to be tax deductible. Transaction costs associated with the acquisition, which were less than $1 million, were expensed and are included within selling, general and administrative expenses.

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

The purchase consideration included cash of $88 million (net of $1 million of cash acquired) paid at closing, and the preliminarily estimated fair value of contingent consideration of $21 million (see Note 8). The estimated amount of contingent consideration was based on a contractually defined multiple of Fixnetix's revenues during two specified periods, as well as other considerations. Should the final amount of contingent consideration be different from the preliminary estimate of $21 million, the difference will be recorded as other income or expense in the future periods. The range of possible outcomes for the final fair value of the contingent consideration is $0 to $26 million. A portion of the earnout is expected to be paid on the first anniversary of the acquisition date and the remainder is expected to be paid on the second anniversary of the acquisition date. The acquisition was funded from CSC's existing cash balances. Transaction costs, which were approximately $1 million, were expensed and are included within selling, general and administrative expenses.

The preliminary allocation of the Fixnetix purchase price to the assets acquired and liabilities assumed is presented below:

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

Cash consideration of $148 million (net of cash acquired of $2 million) was paid at closing for this acquisition. The acquisition was funded from CSC's existing cash balances. The Company incurred transaction costs of approximately $2 million associated with this acquisition. These costs were expensed and are included within selling, general and administrative expenses.

The preliminary allocation of the Fruition purchase price to the assets acquired and liabilities assumed is presented below:

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

The Company’s purchase price allocations for the Axon, Fixnetix and Fruition acquisitions are preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. Pro forma financial information for these acquisitions has not been presented as they were neither individually nor in the aggregate material to CSC’s consolidated results.

Note 6 - Earnings (Loss) Per Share

Basic earnings (loss) per common share (EPS) and diluted EPS are calculated as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions, except per-share amounts)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015

Net income attributable to CSC common stockholders
From continuing operations	$15	$(194)	$165	$(86)
From discontinued operations	28	(120)	205	69
	$43	$(314)	$370	$(17)
Common share information:
Weighted average common shares outstanding for basic EPS	138.864	140.637	138.359	143.141
Dilutive effect of stock options and equity awards	2.319	—	2.644	—
Shares for diluted earnings per share	141.183	140.637	141.003	143.141

Earnings (loss) per share – basic and diluted:
Basic EPS:
Continuing operations	$0.11	$(1.38)	$1.19	$(0.60)
Discontinued operations	0.20	(0.85)	1.48	0.48
Total	$0.31	$(2.23)	$2.67	$(0.12)

Diluted EPS:
Continuing operations	$0.10	$(1.38)	$1.17	$(0.60)
Discontinued operations	0.20	(0.85)	1.45	0.48
Total	$0.30	$(2.23)	$2.62	$(0.12)

The computation of diluted EPS for the quarter and nine months ended January 1, 2016 and January 2, 2015 excluded stock options and restricted stock units (RSUs) whose impact would have been anti-dilutive. The number of shares related to such stock options was 2,881,506 and 2,548,981 for the quarter and nine months ended January 1, 2016, respectively, and 1,218,655 and 1,074,109 for the quarter and nine months ended January 2, 2015, respectively. The number of shares related to such RSUs was 374,488 and 580,497 for the quarter and nine months ended January 1, 2016, respectively, and 1,666,952 and 101,058 for the quarter and nine months ended January 2, 2015, respectively.

The computation of diluted earnings (loss) per share, for the quarter ended January 2, 2015, excluded 5,934,192 stock options and 2,019,663 restricted stock units (RSUs), whose effect, if included, would have been anti-dilutive due to the Company's net loss.

Note 7 - Sale of Receivables

On April 21, 2015, CSC entered into a Master Accounts Receivable Purchase Agreement (the Purchase Agreement) with The Royal Bank of Scotland, PLC (RBS) as Purchaser, along with Mitsubishi UFJ Financial Group Ltd. and Bank of Nova Scotia, each as a Participant, for the continuous non-recourse sale of its eligible NPS segment trade receivables.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Under the Facility, CSC could sell up to $450 million of eligible NPS receivables, including billed receivables and certain unbilled receivables arising from “cost plus fixed fee” and “time and materials” contracts. CSC retained no interests in the transferred receivables and only performed collection and administrative functions for the Purchaser for a servicing fee.

The Company used the proceeds from receivable sales under the Facility for general corporate purposes.

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

On November 27, 2015, in connection with the separation of CSRA (refer to Note 4 for additional information regarding the Separation of CSRA), CSC ceased NPS receivables sales. CSC was terminated as a guarantor of this facility effective December 28, 2015.

CSC accounted for these receivable transfers as sales under ASC 860 "Transfers and Servicing" and derecognized the sold receivables from its Consolidated Condensed Balance Sheets. The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on sale of receivables was recorded. CSC estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized.

During the third quarter and nine months of fiscal 2016, CSC sold $409 million and $1,742 million, respectively, of billed and unbilled receivables. Collections corresponding to these receivables sales were $346 million and $1,502 million for the third quarter and nine months, respectively. CSC incurred purchase discount and administrative fees of under $1 million for the third quarter and $1 million for the first nine months of fiscal 2016. These fees were recorded, net of servicing income, within income from discontinued operations, net of taxes in the unaudited Consolidated Condensed Statement of Operations.

The net impact to cash flows of the accounts receivable sales was $63 million and $239 million for the third quarter and first nine months of fiscal 2016, respectively.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 8 - Fair Value

Fair value measurements on a recurring basis

The following tables present the Company’s assets and liabilities, excluding pension assets that are measured at fair value on a recurring basis as of January 1, 2016 and April 3, 2015:

	As of January 1, 2016
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$507	$507	$—	$—
Time deposits	1	1	—	—
Available for sale equity investments	71	71	—	—
Derivative instruments	17	—	17	—
Total assets	$596	$579	$17	$—

Liabilities:
Derivative instruments	17	$—	$17	$—
Contingent consideration for an acquisition	21	—	—	21
Total liabilities	$38	$—	$17	$21

	As of April 3, 2015
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$344	$344	$—	$—
Time deposits	411	411	—	—
Derivative instruments	20	—	20	—
Total assets	$775	$755	$20	$—

Liabilities:
Derivative instruments	$5	$—	$5	$—
Total liabilities	$5	$—	$5	$—

The Company's money market funds, money market deposit accounts and time deposits are reported in cash and cash equivalents, and short-term investments, including available-for sale securities, are included in prepaid expenses and other current assets. The balance sheet classifications of the Company's derivative instruments are presented in Note 9. Contingent consideration is included in other long-term liabilities. There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3.

Fair value of the available-for-sale equity investments is based on quoted market prices which is a Level 1 input. Derivative instruments include foreign currency forward and option contracts, interest rate swap contracts and total return swaps (see Note 9). The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates and is based on the month-end foreign currency exchange rates and forward points. The fair value of currency options is estimated based on valuation models that use the original strike price, movement and volatility in foreign currency exchange rates and length of time to expiration as inputs. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as inputs. Total return swaps are se

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

ttled on the last day of every fiscal month. The inputs used to estimate the fair value of the Company's derivative instruments are classified as Level 2.

The significant inputs used in the valuation of the contingent consideration include Fixnetix's revenues during the earn-out measurement period and a multiple of these revenues, in accordance with the purchase agreement. Further, the determination of revenues earned during the measurement period is based on U.S. GAAP as laid out in ASC 605, Revenue Recognition. The sensitivity of the value of the contingent consideration is based on the revenues earned during the measurement period, per U.S. GAAP, and consequently the fair value of the contingent consideration can range between $0 and $26 million. As of January 1, 2016, there were no change in the fair value of this liability therefore no gains or losses recognized in earnings related to this liability.

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, intangible assets, and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the quarters ended January 1, 2016 and January 2, 2015.

Financial instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases was $1,546 million and $1,550 million, and the estimated fair value was $1,581 million and $1,681 million, as of January 1, 2016 and April 3, 2015, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

The Company is subject to counterparty risk in connection with its derivative instruments (see Note 9). With respect to its foreign currency derivatives, as of January 1, 2016 there were four counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is less than $8 million. With respect to its interest rate swaps, there was one counterparty with concentration of risk and the maximum amount of loss that the Company could incur was $6 million as of January 1, 2016.

The primary financial instruments other than derivatives (see Note 9) that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivable and records provisions for doubtful accounts as needed.

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of January 1, 2016, the Company had $16 million of accounts receivable, $10 million of related allowance for doubtful accounts, $1 million of other assets, and $4 million of accounts payable with customers involved in bankruptcy proceedings.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 9 - Derivative Instruments

The following table presents the fair values of derivative instruments included on the unaudited Consolidated Condensed Balance Sheets as of January 1, 2016 and April 3, 2015:

	Derivative Assets			Derivative Liabilities
		As of			As of
(Amounts in millions)	Balance sheet line item	January 1, 2016	April 3, 2015	Balance sheet line item	January 1, 2016	April 3, 2015

Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$6	$18	Other long-term liabilities	$—	$—
Foreign Currency forward contracts	Prepaid expenses and other current assets	1	1	Accrued expenses and other current liabilities	8	3
Total fair value of derivatives designated for hedge accounting		$7	$19		$8	$3

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Prepaid expenses and other current assets	$10	$1	Accrued expenses and other current liabilities	$9	$2
Total fair value of derivatives not designated for hedge accounting		$10	$1		$9	$2

Derivative instruments designated as hedges

Fair value hedges

Pursuant to its interest rate and risk management strategy, during the second quarter of fiscal 2014, the Company entered into multiple interest rate swap transactions to hedge the fair value of $275 million of the Company’s 4.45% term notes, due 2022, which effectively converted the debt into floating interest rate debt. For accounting purposes, these interest rate swap transactions were designated as fair value hedges and qualified for the short-cut method of hedge accounting, as defined under ASC Topic 815, “Derivatives and Hedging.” Accordingly, changes in the fair values of the interest rate swaps are reported in earnings and fully offset changes in the fair value of the underlying debt (see Note 11); therefore, no net gain or loss is recognized in the unaudited Consolidated Condensed Statements of Operations.

During the third quarter of fiscal 2016, the Company terminated an interest rate swap with a notional value of $100 million and a fair value of $7.7 million and derecognized the related derivative asset. During the second quarter of fiscal 2016, the Company terminated an interest rates swap with a notional value of $75 million and a fair value of $4.5 million and derecognized the related derivative asset. The hedge gains of $7.7 million and $4.5 million for the termination of interest rate swaps in the third and second quarters of fiscal 2016, respectively, will be amortized into interest income over the remaining life of the debt.

The following table presents the pre-tax gains (losses) related to the fair value hedges and the related hedged items for the quarters ended January 1, 2016 and January 2, 2015:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Derivative Instrument			Hedged Item
		Gain (Loss) for the Quarter Ended			Gain (Loss) for the Quarter Ended
(Amounts in millions)	Statement of Operations line item	January 1, 2016	January 2, 2015	Balance Sheet line item	January 1, 2016	January 2, 2015
Interest rate swaps	Other Income (Expense)	$(1)	$6	Debt	$1	$(6)

The following table presents the pre-tax gains (losses) related to the fair value hedges and the related hedged items for the nine months ended January 1, 2016 and January 2, 2015:

	Derivative Instrument			Hedged Item
		Gain (Loss) for the Nine Months Ended			Gain (Loss) for the Nine Months Ended
(Amounts in millions)	Statement of Operations line item	January 1, 2016	January 2, 2015	Balance Sheet line item	January 1, 2016	January 2, 2015
Interest rate swaps	Other Income (Expense)	$—	$10	Debt	$—	$(10)

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges, to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of January 1, 2016 and April 3, 2015 was $542 million and $383 million, respectively, and the related forecasted transactions extend through March 2018.

For the quarters ended January 1, 2016 and January 2, 2015, the Company performed an assessment at the inception of the cash flow hedge transactions that determined all critical terms of the hedging instruments and hedged items match; therefore there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive income (OCI) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the quarters ended January 1, 2016 and January 2, 2015, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of January 1, 2016, approximately $3 million of the existing amount of losses related to the cash flow hedge reported in accumulated OCI are expected to be reclassified into earnings within the next 12 months.

The following table presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in accumulated OCI, for the quarters ended January 1, 2016 and January 2, 2015:

	Gain (Loss) recognized in Accumulated OCI (effective portion) for the Quarter Ended		Gain (Loss) reclassified into cost of services from Accumulated OCI (effective portion) for the Quarter Ended		Gain (loss) recognized in Other Income (Expense) (ineffective portion) for the Quarter Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Foreign currency forward contracts	$7	$(2)	$—	$—	$—	$—

The following table presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in accumulated OCI, for the nine months ended January 1, 2016 and January 2, 2015:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Gain (Loss) recognized in Accumulated OCI (effective portion) for the Nine Months Ended		Gain (Loss) reclassified into cost of services from Accumulated OCI (effective portion) for the Nine Months Ended		Gain (loss) recognized in Other Income (Expense) (ineffective portion) for the Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Foreign currency forward contracts	$(5)	$(8)	$—	$—	$—	$—

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

Foreign currency derivatives

The Company manages exposure to fluctuations in foreign currencies by using short-term foreign currency forward and option contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the unaudited Consolidated Condensed Statements of Operations. The notional amount of the foreign currency forward contracts outstanding as of January 1, 2016 and April 3, 2015 was $1.3 billion and $700 million, respectively.

The following table presents the pretax amounts affecting income related to derivatives not designated for hedge accounting for the quarters and nine months ended January 1, 2016 and January 2, 2015:

		Quarter Ended		Nine Months Ended
(Amounts in millions)	Statement of Operations line item	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Total return swaps	Cost of services and Selling, general & administrative expenses	$2	$3	$(1)	$7
Foreign currency forwards and options	Other Income (Expense)	(7)	—	(6)	(5)
Total		$(5)	$3	$(7)	$2

Other risks

As discussed further in Note 8, the Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However for financial reporting purposes it is the Company’s policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties. As of both January 1, 2016 and April 3, 2015, there was approximately $1 million that the Company elected to not offset. The Company's derivative contracts do not require it to hold or post collateral.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 10 - Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended January 1, 2016:

(Amounts in millions)	GBS	GIS	Total
Goodwill, gross	$1,340	$2,260	$3,600
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of April 3, 2015, net	639	199	838

Additions	120	80	200
Deductions	—	—	—
Foreign currency translation	(12)	—	(12)

Goodwill, gross	1,448	2,340	3,788
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of January 1, 2016, net	$747	$279	$1,026

Due to the separation of CSRA on November 27, 2015, the North American Public Sector (NPS) is no longer included as a reportable segment and, as a result, goodwill for NPS has been reclassified to assets held for disposal as of April 3, 2015. The fiscal 2016 additions to goodwill are due to the second and third quarter GBS and GIS acquisitions described in Note 5. The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

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

At the end of the third quarter of fiscal 2016, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of January 1, 2016.

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of January 1, 2016
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$811	$476	$335
Software	2,220	1,491	729
Customer and other intangible assets	419	245	174
Total intangible assets	$3,450	$2,212	$1,238

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	As of April 3, 2015
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$802	$476	$326
Software	2,286	1,568	718
Customer and other intangible assets	293	177	116
Total intangible assets	$3,381	$2,221	$1,160

Amortization related to intangible assets was $75 million and $94 million for the quarters ended January 1, 2016 and January 2, 2015, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $3 million and $8 million, respectively. Amortization expense related to capitalized software, included in the amounts above, was $43 million and $49 million for the quarters ended January 1, 2016 and January 2, 2015, respectively.

Amortization related to intangible assets was $214 million and $299 million for the nine months ended January 1, 2016 and January 2, 2015, respectively, including reductions of revenue for amortization of outsourcing contract cost premiums of $8 million and $25 million, respectively. Amortization expense related to capitalized software, included in the amounts above, was $125 million and $150 million for the nine months ended January 1, 2016 and January 2, 2015, respectively.

Estimated amortization expense related to intangible assets as of January 1, 2016, for the remainder of fiscal 2016 is $85 million, and for each of the fiscal years 2017, 2018, 2019 and 2020, is as follows: $280 million, $241 million, $214 million and $184 million, respectively.

During the first quarter of fiscal 2016, CSC sold certain intangible assets to a third party for total cash consideration of $31 million. As a result, CSC recorded a gain on sale of $31 million as a reduction of cost of sales in its GIS segment. There were no sales of intangible assets to a third party during the second or third quarter of fiscal 2016.

During the first nine months of fiscal 2015, CSC sold certain intangible assets to a third party for total consideration of $43 million of which cash consideration was received of $17 million. As a result, CSC recorded a gain on sale of $43 million as a reduction of cost of sales in its GIS segment. As of January 1, 2016, CSC had $4 million of outstanding receivables related to these sales, which will be paid during the fourth quarter of fiscal 2016.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Note 11 - Debt

The following is a summary of the Company's debt as of January 1, 2016 and April 3, 2015:

(Amounts in millions)	January 1, 2016	April 3, 2015
4.45% term notes, due September 2022	$452	$451
6.50% term notes, due March 2018	899	917
2.50% term notes, due September 2015	—	350
Loan payable, due May 2016	75	371
Loan payable, due January 2019	298	—
Lease credit facility, various(1)	50	—
Mandatorily redeemable preferred stock outstanding, due March 2023	61	61
Loan payable, due March 2018	68	68
Euro-denominated commercial paper	549	—
Capitalized lease liabilities	161	202
Borrowings for assets acquired under long-term financing	53	95
Other borrowings	3	3
Total debt	2,669	2,518
Less: short term debt and current maturities of long term debt	760	883
Total long-term debt	$1,909	$1,635

(1)
Drawings under the lease credit facility convert into individual term notes of variable terms up to sixty months therefrom, depending on the nature of the underlying equipment being financed. Borrowings under the lease credit facility are classified as short-term debt if the Company intends to repay within twelve months and as long-term debt otherwise.

The increase in the balance of the 4.45% term notes primarily reflects the year-to-date change in fair value of the interest rate swaps (see Note 9). The decrease in the balance of the 6.50% term notes reflects the repurchases of $18 million during the third quarter of fiscal 2016.

During the third quarter of fiscal 2016, the Company's subsidiary, CSC Computer Sciences UK Holdings Ltd., entered into a £200 million delayed-draw unsecured loan payable with a financial institution (with an option that the commitments be increased to £300 million if the existing or other lenders are willing to provide such an increase). On December 31, 2015, the full amount of the initial commitment, £200 million or $298 million (at the January 1, 2016 exchange rates) was borrowed. The loan is due January 2019 and bears interest at the three-month LIBOR rate plus 0.65%. The funding from this advance was used to pay down £200 million of the aggregate principal balance of the outstanding £250 million loan payable. The maturity date of the remaining £50 million or $75 million (at the January 1, 2016 exchange rates) principal balance was extended to May 2016. The loan is guaranteed by the Company, and financial covenants associated with the notes are the same as those associated with the Company's $2.5 billion credit facility.

During the second quarter of fiscal 2016, CSC drew down $1.3 billion on its $2.5 billion credit facility and repaid $1.15 billion of that amount. CSC repaid the remaining $150 million in the third quarter fiscal 2016. There were no borrowings outstanding against the $2.5 billion credit facility as of January 1, 2016 and April 3, 2015.

During the second quarter of fiscal 2016, the Company repaid the $350 million 2.5% term note which matured in September 2015.

During the second quarter of fiscal 2016, CSC and two of its subsidiaries, CSC Capital Funding Limited (the Issuer) and CSC Computer Sciences S.a.r.l., established a European commercial paper program (the ECP Program) under which the Issuer may issue short-term commercial paper notes (the Notes) up to a maximum aggregate amount outstanding at any time of €500 million or its equivalent in alternative currencies. The maturities of the Notes may vary but may not exceed 364 days from the date of issue. The Notes are unconditionally guaranteed by CSC and rank at least equal with all of the Company's other unsecured and unsubordinated indebtedness. The Company's $2.5 billion committed revolving credit facility is available, subject to certain conditions, to repay the Notes, if necessary. The Notes may be issued at a discount

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

or bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. During the third quarter of fiscal 2016, the Company borrowed $522 million and repaid $179 million under the ECP Program. The Company has borrowed $821 million and repaid $263 million under the ECP program during fiscal 2016. As of January 1, 2016, there was $549 million of commercial paper outstanding with a weighted average interest rate of approximately 0.15%.

During the first quarter of fiscal 2015, CSC Asset Funding I LLC, which is a special purpose subsidiary of CSC Finance Co. LLC (CSC Finco) which is a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution, which provides for a $250 million committed Lease Credit Facility (Leasing Facility) to finance CSC Finco's capital expenditures for IT equipment and associated software in support of IT services provided to the Company's customers. During the third quarter of fiscal 2016 the drawdown availability period was extended from eighteen months to twenty-two months. As of January 1, 2016, there was $50 million of borrowings outstanding against the Leasing Facility.

The Company was in compliance with all financial covenants associated with its borrowings as of January 1, 2016 and April 3, 2015.

Note 12 - Pension and Other Post-Retirement Benefit Plans

As a result of plan amendments, certain U.S. pension and other benefit plans were remeasured as of the date of the Separation and transferred by CSC to CSRA. The Company recorded reductions in noncurrent assets of $3 million, current liabilities of $9 million, noncurrent liabilities of $473 million and accumulated other comprehensive income of $51 million. The remeasurement resulted in an actuarial gain of $20 million associated with the pension plans and $1 million associated with the other post-retirement benefit plans.

The Company and its subsidiaries sponsor a number of pension and other post-retirement benefit plans. The net periodic pension benefit for U.S. and non-U.S. pension plans included the following components:

	Quarter Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Service cost	$—	$1	$6	$5
Interest cost	22	38	23	29
Expected return on assets	(37)	(61)	(46)	(44)
Amortization of transition obligation	—	—	—	—
Amortization of prior service credit	—	—	(2)	(2)
Recognition of actuarial (gains) losses	(20)	374	(7)	26
Contractual termination losses (gains)	—	—	7	(1)
Settlement Loss	—	56	—	3
Net periodic pension (benefit) expense	$(35)	$408	$(19)	$16

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended
	U.S. Plans		Non-U.S. Plans
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Service cost	$2	$3	$19	$17
Interest cost	86	114	69	90
Expected return on assets	(145)	(182)	(136)	(138)
Amortization of transition obligation	—	—	—	1
Amortization of prior service credit	—	—	(7)	(8)
Recognition of actuarial (gains) losses	(20)	375	(7)	26
Contractual termination losses (gains)	—	—	7	(8)
Settlement loss	—	58	—	3
Net periodic pension (benefit) expense	$(77)	$368	$(55)	$(17)

The weighted-averages of the assumptions used to determine net periodic pension (benefit) expense for the third quarter and the nine months of fiscal 2016 and fiscal 2015, are as follows.

	U.S. Plans		Non-U.S. Plans
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Discount or settlement rates	3.9%	4.6%	3.0%	4.3%
Expected long-term rates of return on assets	7.9%	7.6%	6.3%	6.5%
Rates of increase in compensation levels	4.4%	4.4%	2.8%	3.4%

During the first quarter of fiscal 2015, a curtailment loss of $2 million was recorded. This curtailment charge was associated with one of the U.S. pension plans and resulted from amortization of the prior service cost. The plan was remeasured on April 30, 2014 using a discount rate of 4.14%, a decrease from 4.23% at the prior fiscal year end, which resulted in an increase to the fair value of actuarial pension benefit obligation (PBO) of $1 million, increasing the plan’s unfunded obligations.

During the second quarter of fiscal 2015, CSC completed the sale of a German software business, which had a pension plan. The plan was remeasured as of the date of the sale, resulting in settlement costs totaling $3 million, which have been reported within discontinued operations, net of tax.

During the third quarter of fiscal 2015, the Company offered lump sum settlements to the vested participants of certain of its U.S. defined benefit pension plans, who were no longer with the Company. The lump-sum settlement required interim remeasurement of the plans' assets and liabilities, as of the end of the third quarter of fiscal 2015, which resulted in a net loss of $430 million, comprising actuarial losses of $374 million and a settlement loss of $56 million. The actuarial and settlement losses were primarily a result of the adoption of the new mortality tables issued by the Society of Actuaries in October 2014. The economic benefit realized due to the lump sum payments was $98 million which is included in the net loss figures above.

The lump sum settlement resulted in reduction of the aggregate PBO of these U.S. defined benefit plans by $583 million, whereas the interim remeasurement resulted in an increase in PBO of $474 million. A weighted average discount rate of 4.13% was used to remeasure the plans; a decrease from 4.58% used in the prior fiscal year. The average funded status of the impacted U.S. pension plans, after remeasurement, was 87%. The weighted-average expected long-term rate of return on plan assets, after remeasurement, is 7.60% which is consistent with the rate used at the beginning of fiscal year 2015.

During the third quarter of fiscal 2015, a defined benefit pension plan in Switzerland was subject to interim remeasurement due to the significant amount of settlement payments from the plan. The interim remeasurement of the plan assets and liabilities resulted in an aggregate charge of $29 million, comprising actuarial losses of $26 million and a settlement loss of $3 million. A discount rate of 1.20% was used to remeasure the plans; a decrease from 2.10% in the prior fiscal year. As a result of the remeasurement, the plan's PBO decreased by $38 million and the funded status was

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

78%. The weighted-average expected long-term rate of return on plan assets, after remeasurement, is 3.60%, which is consistent with the rate used at the beginning of fiscal 2015.

During the third quarter of fiscal 2016, a defined benefit pension plan in Switzerland was subject to interim remeasurement due to the significant amount of settlement payments from the plan. The interim remeasurement of the plan assets and liabilities resulted in an aggregate credit of $7 million, comprising actuarial gains of $7 million and a settlement gain of $0 million. A discount rate of 0.81% was used to remeasure the plans; a decrease from 1.20% in the prior fiscal year. As a result of the remeasurement, the plan's PBO decreased by $14 million and the funded status was 74%. The weighted-average expected long-term rate of return on plan assets, after remeasurement, is 4.15%, which is consistent with the rate used at the beginning of fiscal 2016.

The Company contributed $5 million and $24 million to the defined benefit pension plans during the third quarter and first nine months ended January 1, 2016, respectively, which are predominately related to non-U.S. pension plans. The Company expects to contribute an additional $12 million during the remainder of fiscal 2016.

The components of net periodic (benefit) expense for the other post-retirement benefit plans, reported on a global basis, included the following:

	Quarter Ended
(Amounts in millions)	January 1, 2016	January 2, 2015
Service cost	$1	$—
Interest cost	1	2
Expected return on assets	(1)	(2)
Amortization of prior service credit	(5)	(7)
Recognition of actuarial (gains) losses	(1)	1
Net periodic post-retirement benefit	$(5)	$(6)

	Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015
Service cost	$1	$2
Interest cost	3	6
Expected return on assets	(4)	(5)
Amortization of prior service credit	(17)	(8)
Recognition of actuarial (gains) losses	(1)	1
Net provision for post-retirement benefit	$(18)	$(4)

The weighted-averages of the assumptions used to determine net periodic post-retirement (benefit) expense for the third quarter and first nine months of fiscal 2016 and 2015, are as follows.

	Nine Months Ended
	January 1, 2016	January 2, 2015
Discount or settlement rates	3.7%	4.3%
Expected long-term rates of return on assets	7.7%	7.5%

The Company contributed $0 million and $1 million to the other post-retirement benefit plans during the third quarter and nine months ended January 1, 2016, respectively. The Company expects to contribute an additional $1 million during the remainder of fiscal 2016.

Note 13 - Income Taxes

The Company's effective tax rate from continuing operations (ETR) was 80.8% and 15.7% for the third quarter and first nine months of fiscal year 2016, respectively, as compared to 49.7% and 64.6%, respectively, during the same periods of the

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

prior fiscal year. The following are the primary drivers of the ETR for the third quarter and first nine months of fiscal year 2015 and 2016.

•	During the third quarter and nine months of fiscal 2016, the ETR decreased due to the global mix of income.

•
During the third quarter of fiscal year 2016 the U.K. enacted a corporate income tax rate change resulting in the revaluation of deferred tax assets which increased the ETR by 19.2% and 7.6%, respectively.

•
During the third quarter of fiscal year 2016 we recorded a $31 million net valuation allowance against certain state deferred tax assets of CSC which increased the ETR by 39.7% and 15.7%, respectively. As a result of the separation of CSC’s NPS business into a separate company we have concluded that a portion of our state deferred tax assets are not more likely than not to be realized. A significant piece of objective evidence evaluated was cumulative losses incurred in certain U.S. state jurisdictions. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

•
During the nine months of fiscal 2016, we released a reserve for an uncertain tax position following the closure of an audit in a non-U.S. jurisdiction, which decreased the ETR for the nine months of fiscal year 2016 by 26.6%.

•
During the third quarter and nine months of fiscal year 2015, the ETR was impacted by the global mix of income, reversal of certain state uncertain tax positions for which the statute of limitations expired, and the mark-to-market accounting loss related to CSC pension plans offset by the penalty recorded as part of the settlement with the SEC.

The tax expense associated with discontinued operations for the third quarter and nine months of fiscal year 2016 was approximately $14 million and $113 million, respectively, as compared to $87 million and $175 million respectively, during the same periods of the prior fiscal year. The primary driver of the variance in the tax expense for the third quarter and nine months of fiscal year 2015 and 2016 was the global mix of income.

The tax assets and liabilities that were part of the balances classified as assets and liabilities of discontinued operations in the prior fiscal year and that were distributed in the spin-off include $48 million of long-term deferred tax assets. For discussion of the tax matters agreement related to the spin-off, see Note 4 to the unaudited Consolidated Condensed Financial Statements.

The Internal Revenue Service (IRS) is examining the Company's federal income tax returns for fiscal years 2008 through 2013. The IRS examined several issues for the fiscal years 2008 through 2010 that resulted in audit adjustments to the Company’s federal income tax returns. The Company does not agree with certain proposed adjustments and has filed an Appeals brief and is in negotiations with the IRS. Although the final outcome of such negotiations is uncertain, management believes that the resolution will have a material effect on the Company's uncertain tax positions. The significant items subject to examination primarily relate to foreign exchange losses and other US international tax issues. The IRS has proposed one adjustment for the fiscal years 2011 through 2013. In addition, the Company may settle certain other tax examinations, have lapses of statutes limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of up to $65 million, excluding interest, penalties, and tax carryforwards.

Note 14 - Stock Incentive Plans

For the quarters and nine months ended January 1, 2016 and January 2, 2015, the Company recognized stock-based compensation expense (benefit) as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Cost of services	$8	$5	$6	$14
Selling, general and administrative	13	14	22	40
Total	$21	$19	$28	$54
Total, net of tax	$14	$12	$18	$35

Stock-based compensation for the third quarter of fiscal 2016 increased $2 million, when compared to the third quarter of fiscal 2015, due to higher forfeitures in fiscal 2015 that did not recur in fiscal 2016. For the nine month period, stock based compensation reflected the benefit recognized in the first quarter of fiscal 2016 of approximately $15 million related to higher than normal employee terminations, forfeitures as of the annual vesting date and changes in the assumed forfeiture.

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant-date fair values of stock options granted during the nine months ended January 1, 2016 and January 2, 2015 were $9.03 and $18.32 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted-average assumptions:

	Nine Months Ended
	January 1, 2016	January 2, 2015
Risk-free interest rate	1.82%	2.07%
Expected volatility	31%	33%
Expected term (in years)	6.25	6.22
Dividend yield	1.39%	1.50%

For the nine months ended January 1, 2016 and January 2, 2015, the tax benefit realized from stock option exercises and RSU settlements was $40 million and $41 million, respectively, and the excess tax benefit was $19 million and $15 million, respectively.

As a result of the separation of CSRA in the third quarter fiscal 2016, most stock awards issued by the Company were modified, including acceleration of vesting of certain awards and the issuance of new CSRA awards under the basket method, whereby awards granted prior to fiscal year 2016 in CSC equity were converted into two awards: an award in an adjusted CSC equity award and a CSRA equity award. In the case of stock options, the number of options and the exercise price were adjusted for the impact of the separation. The conversions were structured to generally preserve the intrinsic value of the wards immediately prior to the Separation. There was no incremental stock compensation expense recognized as a result of the modification of the awards.

Employee Incentives

The Company currently has two active stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs. As of January 1, 2016, 8,575,199 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of April 3, 2015(1)	5,556,309	$20.70	5.93	$107
Granted	1,050,557	28.86
CSC option shares issued resulting from separation modification	1,614,100	28.35
Exercised	(1,861,855)	19.36		40
Canceled/Forfeited	(279,097)	27.97
Expired	(28,722)	18.48
Outstanding as of January 1, 2016	6,051,292	24.38	7.05	50
Vested and expected to vest in the future as of January 1, 2016	5,880,029	24.18	7.01	49
Exercisable as of January 1, 2016	3,695,353	$20.62	5.74	$44

(1)	The amount of the weighted average exercise price and aggregate intrinsic value has been revised to reflect the impact of the Separation.

The total intrinsic value of options exercised during the nine months ended January 1, 2016 and January 2, 2015 was $40 million and $62 million, respectively. The cash received from stock options exercised during the quarters ended January 1, 2016 and January 2, 2015 was $72 million and $151 million, respectively.

As of January 1, 2016, there was $18 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units

Information concerning RSUs granted under the Company's stock incentive plans is as follows:

	Number of Shares	Weighted Average Fair Value per share
Outstanding as of April 3, 2015(1)	2,579,675	$35.99
Granted	3,118,089	29.75
CSC shares issued resulting from separation modification	408,440	31.47
Released/Issued	(947,415)	30.97
Canceled/Forfeited	(672,461)	50.12
Outstanding as of January 1, 2016	4,486,328	$30.16

(1)	The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

As of January 1, 2016, there was $84 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.69 years.

Non-employee Director Incentives

The Company has two stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to nonemployee directors upon terms approved by the Company’s Board of Directors. As of January 1,

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

2016, 129,763 shares of CSC common stock remained available for grant to non-employee directors as RSUs or other stock-based incentives.

Generally, RSU awards to non-employee directors vest in full as of the next annual meeting of the Company’s stockholders following the date they are granted and are issued at a price of $0. Information concerning RSUs granted to non-employee directors is as follows:

	Number of Shares	Weighted Average Fair Value per share
Outstanding as of April 3, 2015(1)	143,986	$30.02
Granted	55,561	32.19
Released/Issued	(52,100)	47.22
Canceled/Forfeited	(12,250)	33.96
Outstanding as of January 1, 2016	135,197	$23.93

(1)	The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

Note 15 - Stockholder's Equity

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

During the third quarter and nine months of fiscal 2016, 307,000 and 2,087,224 shares of common stock were repurchased, respectively, through open market purchases for an aggregate consideration of $10 million and $128 million (of which approximately $1 million was accrued as of January 1, 2016), respectively, at a weighted average price of $32.40 and $61.36 per share, respectively.

During the third quarter and nine months of fiscal 2015, 150,000 and 7,205,050 shares of common stock were repurchased, respectively, through open market purchases for an aggregate consideration of $9 million and $437 million, respectively, at a weighted average price of $59.09 and $60.60 per share, respectively. The Company paid $6 million during the first quarter of fiscal 2015 for shares repurchased during the fourth quarter of fiscal 2014 that had not yet settled in cash by March 28, 2014.

During the fourth quarter of fiscal 2015, the Company entered into an ASR arrangement (Fourth quarter ASR arrangement) with a financial institution by advancing cash proceeds of $302 million including a $100 million prepayment which was refunded to the Company during the third quarter of fiscal 2016 upon settlement of the Fourth quarter ASR arrangement. At inception, the Fourth quarter ASR arrangement was initially settled by delivery of 2,864,712 shares to the Company. During the second quarter of fiscal 2016, the Company received an additional 162,908 shares. As a result, the Company has repurchased 3,027,620 shares of common stock under the Fourth quarter ASR arrangement for an aggregate consideration of $202 million at a weighted average price of $66.75 per share.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

the Second quarter ASR arrangement 1,290,481 shares for a net consideration of $75 million, at an average price of $58.12 per share.

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive (Loss) Income

The following tables show the activity in the components of other comprehensive loss, including the respective tax effects, and reclassification adjustments for the quarters and nine months ended January 1, 2016 and January 2, 2015, respectively:

For the quarter ended January 1, 2016 (Amounts in millions)	Before Tax Income (Loss)	Tax Impact Increase (Decrease)	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(18)	$1	$(17)
Gain on foreign currency forward contracts	7	—	7
Pension and other post-retirement benefit plans:
Amortization of prior service credit	(7)	3	(4)
Total pension and other post-retirement benefit plans	(7)	3	(4)
Total other comprehensive (loss) income	$(18)	$4	$(14)

For the quarter ended January 2, 2015 (Amounts in millions)	Before Tax Income (Loss)	Tax Impact Increase (Decrease)	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(90)	$—	$(90)
Loss on foreign currency forward contracts	(2)	—	(2)
Pension and other post-retirement benefit plans:
Prior service credit arising during the year	97	(39)	58
Amortization of prior service credit	(9)	3	(6)
Total pension and other post-retirement benefit plans	88	(36)	52
Total other comprehensive loss	$(4)	$(36)	$(40)

For the nine months ended January 1, 2016 (Amounts in millions)	Before Tax Income (Loss)	Tax Impact Increase (Decrease)	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(75)	$1	$(74)
Loss on foreign currency forward contracts	(5)	—	(5)
Pension and other post-retirement benefit plans:
Amortization of prior service credit	(24)	8	(16)
Foreign currency exchange rate changes	(1)	—	(1)
Total pension and other post-retirement benefit plans	(25)	8	(17)
Total other comprehensive (loss) income	$(105)	$9	$(96)

For the nine months ended January 1, 2015 (Amounts in millions)	Before Tax Income (Loss)	Tax Impact Increase (Decrease)	Net of Tax Income (Loss)
Foreign currency translation adjustments	$(188)	$(1)	$(189)
Loss on foreign currency forward contracts	(8)	—	(8)
Pension and other post-retirement benefit plans:
Prior service credit arising during the year	97	(39)	58
Amortization of transition obligation	1	—	1
Amortization of prior service credit	(14)	3	(11)
Total pension and other post-retirement benefit plans	84	(36)	48
Total other comprehensive loss	$(112)	$(37)	$(149)

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

The following tables show the changes in accumulated other comprehensive (loss) income, for the nine months ended January 1, 2016 and January 2, 2015, respectively:

(Amounts in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Transfer to CSRA	Accumulated Other Comprehensive Income (Loss)
Balance at April 3, 2015	$(316)	$(2)	$339	$—	$21
Current-period other comprehensive loss, net of taxes	(74)	(5)	(1)	—	(80)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(16)	(31)	(47)
Balance at January 1, 2016	$(390)	$(7)	$322	$(31)	$(106)

(Amounts in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 28, 2014	$(6)	$—	$285	$279
Current-period other comprehensive loss, net of taxes	(189)	(8)	58	(139)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	1	1
Balance at January 2, 2015	$(195)	$(8)	$344	$141

Note 16 - Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015
Interest	$72	$88
Taxes on income, net of refunds	61	122

Non-cash investing activities include the following:

	Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015
Capital expenditures in accounts payable and accrued expenses	$42	$33
Capital expenditures through capital lease obligations	48	10
Assets acquired under long-term financing	—	74

Non-cash financing activities for the nine months ended January 1, 2016 and January 2, 2015 included common share dividends declared but not yet paid of $38 million and $32 million, respectively.

Depreciation expense was $89 million and $297 million for the quarters and nine months ended January 1, 2016, respectively, and $118 million and $383 million for the quarters and nine months ended January 2, 2015, respectively.

Note 17 - Segment Information

Due to the separation of CSRA on November 27, 2015, NPS is no longer included as a reportable segment and its results have been reclassified to discontinued operations, net of taxes, for all periods presented. CSC now operates in two reportable segments, as follows:

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

The following table summarizes operating results by reportable segment:

(Amounts in millions)	GBS	GIS	Corporate	Total

Quarter ended January 1, 2016
Revenues	$886	$864	$—	$1,750
Operating income	101	70	(23)	148
Depreciation and amortization	33	117	11	161

Quarter ended January 2, 2015
Revenues	$965	$984	$—	$1,949
Operating income (loss)	128	72	(22)	178
Depreciation and amortization	37	163	5	205

(Amounts in millions)	GBS	GIS	Corporate	Total

Nine months ended January 1, 2016
Revenues	$2,696	$2,603	$—	$5,299
Operating income (loss)	299	187	(64)	422
Depreciation and amortization	93	380	30	503

Nine months ended January 2, 2015
Revenues	$3,056	$3,151	$—	$6,207
Operating income (loss)	366	211	(79)	498
Depreciation and amortization	116	529	13	658

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation.

A reconciliation of consolidated operating income to income from continuing operations before taxes is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Operating income	$148	$178	$422	$498
Corporate G&A	(58)	(55)	(171)	(173)
Pension & OPEB actuarial & settlement gains (losses)	19	(285)	19	(286)
SEC settlement related charges	—	(195)	—	(195)
Separation costs	(2)	—	(10)	—
Interest expense	(33)	(32)	(92)	(96)
Interest income	8	4	26	14
Other (expense) income, net	(4)	(1)	3	(5)
Income from continuing operations before taxes	$78	$(386)	$197	$(243)

Note 18 - Restructuring Costs

The Company recorded $7 million and $12 million of net restructuring costs for the quarters ended January 1, 2016 and January 2, 2015, respectively. For the nine months ended January 1, 2016 and January 2, 2015, the Company recorded $12 million and $15 million, respectively. The costs recorded during the quarter and nine months ended January 1, 2016 were in connection with actions under the Fiscal 2016 Plan and Fiscal 2015 Plan, as described below. The costs recorded during the quarter and nine months ended January 2, 2015 were in connection with actions under the Fiscal 2015 Plan, Fiscal 2013 Plan, and Fiscal 2012 Plan, as described below.

Fiscal 2016 Plan

In September 2015, the Company initiated restructuring actions (the Fiscal 2016 Plan) across its business segments. The objectives of the Fiscal 2016 Plan are to optimize utilization of facilities and rightsize overhead organizations as a result of the separation of CSRA.

The composition of the restructuring liability for the Fiscal 2016 Plan as of January 1, 2016 is as follows:

(Amounts in millions)	Restructuring liability as of April 3, 2015	Costs expensed in fiscal 2016	Cash paid	Restructuring liability as of January 1, 2016
Workforce reductions	$—	$12	$—	$12
Facilities costs	—	33	(6)	27
	$—	$45	$(6)	$39

(1)	Foreign currency translation adjustments
Fiscal 2015 Plan

In June 2014, the Company initiated restructuring actions (the Fiscal 2015 Plan) across its business segments. The objectives of the Fiscal 2015 Plan were to further reduce headcount in order to align resources to support business needs.

The composition of the restructuring liability for the Fiscal 2015 Plan as of January 1, 2016 is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(Amounts in millions)	Restructuring liability as of April 3, 2015	Costs reversed in fiscal 2016	Cash paid(1)	Other(2)	Restructuring liability as of January 1, 2016
Workforce reductions	$230	$(33)	$(105)	$(3)	$89
Facilities costs	1	—	—	—	1
	$231	$(33)	$(105)	$(3)	$90

(1) Includes $99 million related to fourth quarter fiscal 2015 special restructuring
(2) Foreign currency translation adjustments and pension benefit augmentations recorded as a pension liability

Fiscal 2013 Plan

In September 2012, the Company initiated restructuring actions (the Fiscal 2013 Plan) across its business segments. The objectives of the Fiscal 2013 Plan were to (i) further increase the use of lower cost off-shore resources, (ii) reduce headcount in order to align resources to support business needs, including the assessment of management span of control and layers, and (iii) optimize utilization of facilities. Actions under the Fiscal 2013 Plan commenced in September 2012 and continued through the end of fiscal 2014. There was an overall expense reduction in fiscal 2015 due to cancellation of a portion of a restructuring plan in a region, as well as revisions on plans that were executed at lower than expected costs. There were no restructuring costs for the Fiscal 2013 Plan accrued during the third quarter and first nine months of fiscal 2016.

The composition of the restructuring liability for the Fiscal 2013 Plan as of January 1, 2016 is as follows:

(Amounts in millions)	Restructuring liability as of April 3, 2015	Cash paid	Restructuring liability as of January 1, 2016
Workforce reductions	$3	$(3)	$—
Facilities costs	5	(3)	2
	$8	$(6)	$2

Fiscal 2012 Plan

The restructuring liability for the Fiscal 2012 Plan as of January 1, 2016 and April 3, 2015 was $0 million and $1 million, respectively. There were no restructuring costs for the Fiscal 2012 Plan accrued during the third quarter and first nine months of fiscal 2016.

Of the total $131 million restructuring liability as of January 1, 2016, $125 million is a short-term liability and is included in accrued expenses and other current liabilities, and $6 million is included in other long-term liabilities.

The composition of restructuring expenses for the third quarter and first nine months of fiscal 2016 and fiscal 2015 by segment is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
GBS	$(4)	$10	$—	$12
GIS	12	1	13	2
Corporate	(1)	1	(1)	1
Total	$7	$12	$12	$15

The composition of restructuring expenses for the third quarter and first nine months of fiscal 2016 and fiscal 2015 by financial statement line item is as follows:

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Cost of services	$11	$8	$9	$9
Selling, general and administrative	(4)	4	3	6

Note 19- Consolidated Variable Interest Entities

On November 2, 2015, CSC and HCL Technologies Ltd. (HCL) entered into partnership related to CeleritiFinTech Limited and CeleritiFinTech Services Limited. The subsidiaries were formed to operate and further invest in and expand banking products with the combined objective to promote and generate revenues from banking and other customers. The subsidiaries are structured as private limited companies, incorporated in the United Kingdom. CSC holds a 49% membership interest in CeleritiFinTech and a 51% membership interest in CeleritiFinTech Services.
During the quarter and nine months ended January 1, 2016, no material operations were conducted within these entities. As agreed in the formation agreement, during the quarter ended January 1, 2016 HCL contributed its first tranche of $6 million of capital contribution to these entities. The Company issued software licenses to these newly formed entities. These software licenses grant a perpetual right of use and require no royalty payments; the valuation reflects CSC’s current carrying value which will be amortized over three years. Our consolidated balance sheets included the following balances of these entities, as of January 1, 2016:

(Amounts in millions)	As of January 1, 2016
Cash and cash equivalents	$6
Software	10
Total Assets	$16

Equity attributable to noncontrolling interest	$6
Equity attributable to the Company	10
Total Equity	$16

As of January 1, 2016, no assets have been pledged by the Company as collateral and there is no other exposure for the Company towards loss due to its involvement with CeleritiFinTech Limited and CeleritiFinTech Services Limited.
The Company determined that it is the primary beneficiary of these entities for accounting purposes.

Note 20 - Commitments and Contingencies

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

Commitments

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of January 1, 2016, the Company had $29 million of outstanding surety bonds and $82 million of outstanding letters of credit relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. As of January 1, 2016, the Company had $34 million of outstanding stand-by letters of credit. Generally, such guarantees have a one-year term and are renewed annually.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of January 1, 2016:

(Amounts in millions)	Fiscal 2016	Fiscal 2017	Fiscal 2018 and thereafter	Total
Surety bonds	$8	$21	$—	$29
Letters of credit	10	39	33	82
Stand-by letters of credit	19	12	3	34
Total	$37	$72	$36	$145

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

Unless otherwise noted, the Company is unable to develop a reasonable estimate of a possible loss or range of losses associated with the following contingent matters at this time.

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

On October 27, 2014, the United States Attorney’s Office for the Southern District of New York and the Attorney General for the State of New York filed complaints-in-intervention on behalf of the United States and the State of New York, respectively. The complaints allege that, from 2008 to 2012, the Company and New York City used the automatic defaulting capabilities of a computerized billing system that the Company developed for New York City’s EIP in order to orchestrate a billing fraud against Medicaid. The New York Attorney General’s complaint also alleges that the Company did not comply with Medicaid requirements regarding submission of claims to private insurance and failed to reimburse Medicaid in certain instances where insurance had paid a portion of the claim. The lawsuits seek damages under the False Claims Act and common law theories in an amount equal to three times the sum of an unspecified amount of damages the United States and New York State allegedly sustained, plus civil penalties together with attorneys’ fees and costs. On January 26, 2015, the Company and the City of New York filed motions to dismiss Forcier’s amended complaint and the federal and state complaints-in-intervention. The motions to dismiss are fully briefed and the Company is awaiting decision by the Court. The Company believes that the allegations are without merit and intends to vigorously defend itself.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Defendants filed motions to dismiss the Second Amended Complaint on November 6, 2015. The Company filed its response brief on December 7, 2015 and the Defendants’ filed a reply on January 18, 2016. A motion to dismiss hearing was held on February 9, 2016. The Court has not yet ruled on the motions.

On December 17, 2015, the Company entered into a settlement agreement with the majority of the former equityholders of ServiceMesh, as well as SRS acting in its capacity as the agent and attorney-in-fact for the settling equityholders. Pursuant to the settlement agreement, the Company received $16.5 million, which amount was equal to the settling equityholders’ pro rata share of the funds remaining in escrow from the transaction, which was recorded as an offset to selling, general, and administrative costs in our Consolidated Condensed Statements of Operations for the quarter and nine months ended January 1, 2016. The Company also moved to dismiss its claims against the settling equityholders and SRS, in its representative capacity for those equityholders. The Court granted the motion to dismiss on January 11, 2016.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

Plaintiffs filed an amended complaint to add additional plaintiffs and allege violations under Missouri and North Carolina wage and hour laws. We do not believe these additional claims differ materially from those in the original complaint. The next stage in the litigation will be a motion for Rule 23 class certification of the California, Connecticut, Missouri, and North Carolina state-law classes.  That motion is currently due from plaintiffs in May 2016.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

contingencies during each interim period and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

Note 21- Subsequent Events

As previously announced, CSC made a formal takeover tender offer to acquire all the shares outstanding of Xchanging plc. CSC has also announced that it has received acceptances representing 92% outstanding shares, making the tender offer not only unconditional as to acceptances, but also compulsory with respect to the remaining shares, subject only to requisite regulatory approvals.  The Company extended its offer, with Takeover Panel approval, until the earlier of May 16, 2016 or receipt of all necessary final regulatory approvals.  Based on the tender offer of 190 pence, the total consideration would be £489 million, or approximately $709 million based upon current exchange rates.

On February 16, 2016, CSC provided notice to The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company N.A.), as trustee (the Trustee) under the indenture, dated as of March 3, 2008 (the Indenture), governing CSC’s 6.50% Senior Notes due 2018 (the Notes) of its intent to redeem all outstanding Notes. The notice of redemption will be sent by the Trustee to the registered holders of the Notes in accordance with the requirements of the Indenture. The anticipated redemption date is March 17, 2016. The Company currently expects to fund the redemption of the Notes from a combination of cash on hand and upwards to $675 million drawn from its $2.5 billion revolving credit facility.

The Company previously announced its intention to acquire UXC Limited, a leading IT services company based in Australia.  Recently, the Company received the necessary approval of UXC shareholders and the transaction is currently expected to close later this month.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter of Fiscal 2016 versus
Third Quarter of Fiscal 2015

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

General

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC or the Company). The discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included herein and the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2015. The following discusses the Company's financial condition and results of operations as of and for the quarter and nine months ended January 1, 2016, and the comparable periods of the prior fiscal year.

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

On November 27, 2015, CSC completed the separation of CSRA through a one-for-one pro rata distribution of all shares of CSRA common stock to CSC stockholders as of the close of business on November 18, 2015, the record date for the distribution. CSRA's assets and business primarily consist of those that the Company previously reported as its North American Public Sector segment. Beginning in the third quarter of fiscal 2016, CSRA's financial results for periods prior to the distribution have been reflected in our Consolidated Condensed Statements of Operations, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year are classified as held for disposition in our Consolidated Condensed Balance Sheets. Refer to Note 4 to the unaudited Consolidated Condensed Financial Statements for additional information regarding the separation of CSRA and Note 17 to the unaudited Consolidated Condensed Financial Statements for further information regarding CSC's reportable segments. Unless otherwise stated, financial results herein reflect continuing operations.

Overview

The key operating results for the third quarter and first nine months of fiscal 2016 include:

•
Revenues for the third quarter of fiscal 2016 decreased $199 million, or 10.2%, to $1,750 million, and on a constant currency basis(1), decreased $95 million, or 4.9%, to $1,854 million as compared to the third quarter of fiscal 2015. For the first nine months of fiscal 2016, revenues decreased $908 million, or 14.6%, to $5,299 million, and on a constant currency basis, revenues decreased $499 million, or 8.0%, as compared to the first nine months of fiscal 2015. The revenue decrease was partly due to the full impact of the extra week in fiscal 2015 of approximately $117 million.

•
Operating income(2) for the third quarter of fiscal 2016 was $148 million as compared to $178 million for the third quarter of fiscal 2015. Operating income margin was 8.5% and 9.1% for the third quarter of fiscal 2016 and fiscal 2015, respectively. For the first nine months of fiscal 2016 operating income decreased to $422 million as compared to operating income of $498 million for the first nine months of fiscal 2015. The operating income margin was 8.0% for the first nine months of fiscal 2016 and the comparable period of fiscal 2015.

•
Earnings before interest and taxes(3) (EBIT) for the third quarter of fiscal 2016 was $103 million compared to $(358) million for the third quarter of fiscal 2015. EBIT margin improved to 5.9% from last year's third quarter margin of (18.4)%. EBIT increased to $263 million as compared to EBIT of $(161) million for the first nine months of fiscal 2015. EBIT margin was 5.0% compared to (2.6)% in the prior year.

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

(2)
Operating income is a non-GAAP measure used by management to assess performance at the segments and on a consolidated basis. The Company’s definition of such measure may differ from other companies. CSC defines operating income as revenue less costs of services, depreciation and amortization expense, restructuring costs and segment selling, general and administrative (SG&A) expense. Operating Income, as defined by CSC, excludes corporate G&A, actuarial and settlement charges related to CSC's pension and other post-employment benefit (OPEB) plans, SEC settlement related charges, and separation costs. Operating margin is defined as operating income as a percentage of revenue. Management compensates for the limitations of this non-GAAP measure by also reviewing income from continuing operations before taxes. A reconciliation of consolidated operating income to income (loss) from continuing operations before taxes is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Operating income	$148	$178	$422	$498
Corporate G&A	(58)	(55)	(171)	(173)
Pension & OPEB actuarial & settlement gains (losses)	19	(285)	19	(286)
SEC settlement related charges	—	(195)	—	(195)
Separation costs	(2)	—	(10)	—
Interest expense	(33)	(32)	(92)	(96)
Interest income	8	4	26	14
Other (expense) income, net	(4)	(1)	3	(5)
Income (loss) from continuing operations before taxes	$78	$(386)	$197	$(243)

(3)
EBIT is a non-GAAP measure that provides useful information to investors regarding the Company's results of operations as it provides another measure of the Company's profitability, and is considered an important measure by financial analysts covering CSC and its peers. The Company’s definition of such measure may differ from that used by other companies. CSC defines EBIT as income (loss) from continuing operations less interest expense, interest income and income tax expense. EBIT margin is defined as EBIT as a percentage of revenue. A reconciliation of EBIT to income (loss) from continuing operations is as follows:

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Earnings before interest and taxes	$103	$(358)	$263	$(161)
Interest expense	(33)	(32)	(92)	(96)
Interest income	8	4	26	14
Income tax (expense) benefit	(63)	192	(31)	157
Income (loss) from continuing operations	$15	$(194)	$166	$(86)

•
Income (loss) from continuing operations before taxes was $78 million for the third quarter of fiscal 2016, as compared to $(386) million in the third quarter of fiscal 2015. Income (loss) from continuing operations before taxes was $197 million, compared to $(243) million in the first nine months of fiscal 2015, an increase of $440 million.

•
Income (loss) from discontinued operations, net of taxes was $30 million for the third quarter of fiscal 2016, as compared to $(119) million in the same period of fiscal 2015. Income from discontinued operations, net of taxes, was $216 million for the first nine months of fiscal 2016, as compared to $80 million in the same period of fiscal 2015.

•
Net income (loss) attributable to CSC common stockholders was $43 million for the third quarter of fiscal 2016, as compared to $(314) million in the same period of fiscal 2015. Net income (loss) attributable to CSC common stockholders was $370 million for the first nine months of fiscal 2016, compared with $(17) million in the same period of fiscal 2015.

•
Diluted earnings (loss) per share (EPS) for the third quarter of fiscal 2016 was $0.30 as compared to $(2.23) for the same period in the prior fiscal year. For the first nine months of fiscal 2016, diluted EPS was $2.62, an increase of $2.74 as compared to $(0.12) for the same period in the prior fiscal year.

•
The Company announced total contract awards(4) of $2.7 billion for the third quarter of fiscal 2016, including $1.6 billion for GBS, and $1.0 billion for GIS. Total contract awards for the third quarter of fiscal 2015 were $2.2 billion, including $1.2 billion for GBS, $1.0 billion for GIS.

•	Days Sales Outstanding (DSO)(5) was 83 days at January 1, 2016, an increase from 79 days at the end of the third quarter of the prior fiscal year.

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

(6)
Non-GAAP results are financial measures calculated by excluding certain significant items, which management believes are not indicative of the Company's operating performance. Adjustments to operation results include:

(A) Certain CSRA overhead costs - Reflects costs historically allocated to CSRA but not included in discontinued operations based on ASC Subtopic 205-20 "Presentation of Financial Statements - Discontinued Operations." These costs are expected to be largely eliminated on a prospective basis.

(B) U.S. Pension and OPEB - Reflects the impact of certain U.S. pension OPEB plans historically included in CSC's financial results that have been transferred to CSRA as part of the separation.

(C) Separation, restructuring, and other transaction costs - Reflects non-recurring costs related to CSC's (1) separation of CSRA, (2) certain restructuring related to workforce optimization and real estate charges and (3) previously announced acquisitions.

(D) Pension and OPEB actuarial & settlement gains (losses) - Reflects pension and OPEB actuarial and settlement gains (losses) from mark-to-market accounting.

(E) SEC settlement-related items - Reflects costs associated with certain SEC charges and settlements.

(F) Tax valuation allowance & adjustments - Reflects the adjustments to tax valuation allowances in certain jurisdictions and the application of a 20% tax rate, for the first and second quarters, which is at the low end of the prospective targeted effective tax rate range of 20% to 25% and effectively excludes the impact of discrete tax adjustments for those periods.

A reconciliation of non-GAAP results to reported results is as follows:

	Quarter ended January 1, 2016
(Amounts in millions, except per-share amounts)	As reported	Certain CSRA overhead costs	U.S. Pension & OPEB	Separation, restructuring & other transaction costs	Pension & OPEB actuarial & settlement gains	Tax valuation allowance & adjustments	Non-GAAP results(6)
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,216	$(7)	$8	$(5)	$16	$—	$1,228

Selling, general and administrative (excludes restructuring costs)	$257	$(15)	$2	$(13)	$3	$—	$234

Income (loss) from continuing operations, before taxes	$78	$(22)	$10	$(53)	$19	$—	$124
Income tax expense (benefit)	63	(8)	4	(17)	6	54	24
Income (loss) from continuing operations	$15	$(14)	$6	$(36)	$13	$(54)	$100

Net income (loss)	$45	$(14)	$6	$(36)	$13	$(54)	$130
Less: Net income attributable to noncontrolling interest, net of tax	2	—	—	—	—	—	2
Net income (loss) attributable to CSC common stockholders	$43	$(14)	$6	$(36)	$13	$(54)	$128

Effective Tax Rate	80.6%						19.4%

Basic EPS from continuing operations	$0.11	$(0.10)	$0.04	$(0.26)	$0.09	$(0.39)	$0.72
Diluted EPS from continuing operations	$0.10	$(0.10)	$0.04	$(0.25)	$0.09	$(0.38)	$0.71

Weighted average common shares outstanding for:
Basic EPS	138.864	138.864	138.864	138.864	138.864	138.864	138.864
Diluted EPS	141.183	141.183	141.183	141.183	141.183	141.183	141.183

	Nine months ended January 1, 2016
(Amounts in millions, except per-share amounts)	As reported	Certain CSRA overhead costs	U.S. Pension & OPEB	Separation, restructuring & other transaction costs	Pension & OPEB actuarial & settlement gains	SEC settlement-related items	Tax valuation allowance & adjustments	Non-GAAP results(6)
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,725	$(41)	$32	$(5)	$16	$—	$—	$3,727

Selling, general and administrative (excludes restructuring costs)	$789	$(47)	$6	$(15)	$3	$(5)	$—	$731

Income (loss) from continuing operations, before taxes	$197	$(88)	$38	$(83)	$19	$(5)	$—	$316
Income tax expense (benefit)	31	(34)	15	(27)	6	(2)	10	63
Income (loss) from continuing operations	$166	$(54)	$23	$(56)	$13	$(3)	$(10)	$253

Net income (loss)	$382	$(54)	$23	$(56)	$13	$(3)	$(10)	$469
Less: Net income attributable to noncontrolling interest, net of tax	12	—	—	—	—	—	—	12
Net income (loss) attributable to CSC common stockholders	$370	$(54)	$23	$(56)	$13	$(3)	$(10)	$457

Effective Tax Rate	15.6%							19.9%

Basic EPS from continuing operations	$1.19	$(0.39)	$0.17	$(0.40)	$0.09	$(0.02)	$(0.07)	$1.82
Diluted EPS from continuing operations	$1.17	$(0.38)	$0.16	$(0.40)	$0.09	$(0.02)	$(0.07)	$1.79

Weighted average common shares outstanding for:
Basic EPS	138.359	138.359	138.359	138.359	138.359	138.359	138.359	138.359
Diluted EPS	141.003	141.003	141.003	141.003	141.003	141.003	141.003	141.003

•	Net debt-to-total capitalization ratio(7) was 17.2% at January 1, 2016, an increase of 9.1% percentage points from 8.1% at April 3, 2015.

•
Cash provided by operating activities was $695 million for the first nine months of fiscal 2016, as compared to $1,143 million for the same period in the prior year. Cash used in investing activities was $730 million for the first nine months of fiscal 2016, as compared to $399 million for the same period in the prior year. Cash used in financing activities was $189 million for the first nine months of fiscal 2016, as compared to $679 million for the same period in the prior year.

•	Free cash flow(8) of $338 million for the first nine months of fiscal 2016 decreased $261 million as compared to $599 million for the first nine months of fiscal 2015.

(7)	Net debt-to-total capitalization ratio is defined as total current and long-term debt less total cash and cash equivalents divided by total debt and equity, including noncontrolling interest.

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

	Quarter Ended		Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Net cash provided by operating activities	$254	$217	$695	$1,143
Net cash used in investing activities(1)	(198)	(184)	(679)	(399)
Acquisitions, net of cash acquired	29	35	265	35
Business dispositions	(3)	18	(37)	13
Short-term investments	71	—	71	—
Payments on capital leases and other long-term asset financings	(24)	(55)	(135)	(193)
Payments on separation and other transaction costs	11	—	71	—
Payments on special restructuring costs	66	—	117	—
SEC settlement-related payments	—	—	187	—
Sale of NPS accounts receivables	(63)	—	(239)	—
Certain CSRA overhead costs	22	—	22
Free cash flow	$165	$31	$338	$599
(1) excludes capital expenditures financed through CSC Finco.

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

Revenues

Revenues for the GBS and GIS segments for the quarters and nine months ended January 1, 2016 and January 2, 2015, were as follows:

	Quarter Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	Change	Percent Change
GBS	$886	$965	$(79)	(8.2)%
GIS	864	984	(120)	(12.2)%
Total Revenue	$1,750	$1,949	$(199)	(10.2)%

	Nine Months Ended
(Amounts in millions)	January 1, 2016	January 2, 2015	Change	Percent Change
GBS	$2,696	$3,056	$(360)	(11.8)%
GIS	2,603	3,151	(548)	(17.4)%
Total Revenue	$5,299	$6,207	$(908)	(14.6)%

The major factors affecting the percent change in revenues for the quarter and nine months ended January 1, 2016 are presented as follows:

	Quarter Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	1.7%	(5.7)%	(4.2)%	(8.2)%
GIS	1.4	(5.0)	(8.6)	(12.2)
Cumulative Net Percentage	1.5%	(5.3)%	(6.4)%	(10.2)%

	Nine Months Ended
	Acquisitions	Approximate Impact of Currency Fluctuations	Net Internal Growth	Total
GBS	0.5%	(7.1)%	(5.2)%	(11.8)%
GIS	0.4	(6.1)	(11.7)	(17.4)
Cumulative Net Percentage	0.5%	(6.6)%	(8.5)%	(14.6)%

Global Business Services

GBS segment revenue for the third quarter of fiscal 2016 of $886 million, decreased $79 million or 8.2%, compared to the same period of fiscal 2015. In constant currency revenue decreased $24 million, or 2.5%. For the first nine months of fiscal 2016, GBS revenue decreased $360 million, or 11.8%, as compared to the same period of fiscal 2015, and decreased $143 million, or 4.7%, in constant currency. The unfavorable foreign currency impact was due to strengthening of the U.S. dollar. Included in revenue for the third quarter and first nine months of fiscal 2016 is acquisition revenue of $16 million from the acquisition of Fruition Partners that was completed late in the second quarter of fiscal 2016.

The decrease in GBS' revenue, in constant currency, for the third quarter was due to reduced revenue within its applications and consulting businesses. Reduced applications revenue resulted from contracts that concluded or were restructured, which more than offset revenue from new contracts. Lower consulting revenue was due to lower project volumes and contract conclusions.

The revenue decrease in constant currency for the first nine months of fiscal 2016 included revenue from the extra week in the first quarter of fiscal 2015, which did not recur in fiscal 2016. The decrease in GBS' revenue, in constant currency, for the first nine months, was due to reduced revenue within its applications and consulting businesses, partially offset by revenue increases in the Big Data offering. Reduced applications and consulting revenue resulted from the reasons mentioned above. Higher Big Data revenues resulted from both greater revenues from existing contracts and new business.

GBS had contract awards of $1.6 billion in the third quarter and $3.2 billion in the first nine months of fiscal 2016, as compared to awards of $1.2 billion in the third quarter and $3.6 billion in the first nine months of fiscal 2015.

Global Infrastructure Services

GIS segment revenue for the third quarter of fiscal 2016 of $864 million decreased $120 million, or 12.2%, compared to the same period of fiscal 2015. In constant currency, revenue decreased $71 million, or 7.2%. For the first nine months of fiscal 2016, GIS revenue decreased $548 million, or 17.4%, as compared to the same period of fiscal 2015, and decreased $356 million, or 11.3%, in constant currency. The unfavorable foreign currency impact was due to the strengthening of the U.S. dollar. Included in revenue for the third quarter and first nine months of fiscal 2016 is acquisition revenue of $14 million from the acquisition of Fixnetix that was completed late in the second quarter of fiscal 2016

The decrease in GIS' revenue, at constant currency, for the third quarter of fiscal 2016 was due to reduced revenue from contracts that terminated or concluded as well as the unfavorable impact of price-downs and contract restructurings. These revenue decreases were partially offset by an increase in revenues from new and existing contracts within cloud and infrastructure services businesses, and the acquisition revenue mentioned above.

The revenue decrease in constant currency for the first nine months of fiscal 2016 included revenue from the extra week in the first quarter of fiscal 2015, which did not recur in fiscal 2016. The decrease in GIS' revenue, at constant currency, for the first nine months of fiscal 2016 was due to reduced revenue from contracts that terminated or concluded as well as the unfavorable impact of price-downs and contract restructurings. These revenue decreases were partially offset by an increase in revenues from new contracts, higher pass-through revenues, and the acquisition revenue mentioned above.

GIS had contract awards of $1.0 billion in the third quarter and $3.1 billion in the first nine months of fiscal 2016, as compared to $1.0 billion and $2.8 billion in the comparable periods of fiscal 2015.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Quarter Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)(1)	$1,216	$1,572	69.5%	80.7%	(11.2)%
Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)(2)	257	322	14.7	16.5	(1.8)
Selling, general and administrative - SEC settlement related charges	—	195	—	10.0	(10.0)
Depreciation and amortization	161	205	9.2	10.5	(1.3)
Restructuring costs	7	12	0.4	0.6	(0.2)
Separation costs	2	—	0.1	—	0.1
Interest expense, net	25	28	1.4	1.4	—
Other expense, net	4	1	0.2	0.1	0.1
Total	$1,672	$2,335	95.5%	119.8%	(24.3)%
(1) Cost of services includes $(16) million and $244 million of actuarial and pension settlement (gains) losses for the third quarter of fiscal 2016 and 2015, respectively. See Note 12 of the unaudited Consolidated Condensed Financial Statements for further discussion.

(2) Selling, general and administrative includes $(3) million and $41 million of actuarial and pension settlement (gains) losses for the third quarter of fiscal 2016 and 2015, respectively. See Note 12 of the unaudited Consolidated Condensed Financial Statements for further discussion.

	Nine Months Ended
	Amount		Percentage of Revenue		Percentage
(Amounts in millions)	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)(1)	$3,725	$4,541	70.4%	73.2%	(2.8)%
Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)(2)	789	954	14.9	15.4	(0.5)
Selling, general and administrative - SEC settlement related charges	—	195	—	3.1	(3.1)
Depreciation and amortization	503	658	9.5	10.6	(1.1)
Restructuring costs	12	15	0.2	0.2	—
Separation costs	10	—	0.2	—	0.2
Interest expense, net	66	82	1.2	1.3	(0.1)
Other (income) expense, net	(3)	5	(0.1)	0.1	(0.2)
Total	$5,102	$6,450	96.3%	103.9%	(7.6)%
(1) Cost of services includes $(16) million and $244 million of actuarial and pension settlement (gains) losses for the first nine months of fiscal 2016 and 2015, respectively. See Note 12 of the unaudited Consolidated Condensed Financial Statements for further discussion.

(2) Selling, general and administrative includes $(3) million and $42 million of actuarial and pension settlement (gains) losses for the first nine months of fiscal 2016 and 2015, respectively. See Note 12 of the unaudited Consolidated Condensed Financial Statements for further discussion.

Costs of Services

Costs of services (COS), excluding depreciation and amortization, and restructuring charges, as a percentage of revenue for the third quarter and first nine months of fiscal 2016, decreased 11.2 and 2.8 percentage points, respectively, as compared to the same periods of the prior fiscal year.

The amount of restructuring charges excluded from COS were $11 million and $9 million for the third quarter and first nine months of fiscal 2016, respectively, and $8 million and $9 million for the third quarter and first nine months of fiscal 2015, respectively.

The decrease in the COS ratio for both the third quarter and first nine months of fiscal 2016 was primarily a result of the year-over-year favorable change in the recognition of actuarial gains (losses) and pension settlement gains (losses). During the third quarter of fiscal 2016, the Company recognized $16 million of actuarial and pension settlement gains in COS, resulting from the remeasurement of pension assets and liabilities associated with certain U.S. defined benefit pension plans and a Swiss defined benefit pension plan. Comparatively, during the third quarter of fiscal 2015, the Company had recognized $244 million of actuarial and pension settlement losses in COS, resulting from remeasurement of pension assets and liabilities associated with the defined benefit pension plans mentioned above.

Excluding the impact of the pension adjustments described above, the COS ratio increased 2.3% and 1.4% for the third quarter and first nine months of fiscal 2016, respectively. The increase in the COS ratio was driven primarily by the reduction in revenue, which more than offset the decrease in COS. The net reduction in COS was a result of management's cost reduction initiatives, including reduced headcount, that sought to align the Company's cost structure with business needs.
Selling, General and Administrative

Selling, general and administrative (SG&A) expense, excluding restructuring charges as a percentage of revenue, decreased 1.8 and 0.5 percentage points for the third quarter and first nine months of fiscal 2016.

The amount of restructuring (benefit) charges excluded from SG&A were $(4) million and $3 million for the third quarter and first nine months of fiscal 2016, respectively, and $4 million and $6 million for the third quarter and first nine months of fiscal 2015, respectively.

The decrease in the SG&A ratio for both the third quarter and first nine months of fiscal 2016 was primarily a result of the year-over-year favorable change in the recognition of actuarial gains (losses) and pension settlement gains (losses). During the third quarter of fiscal 2016, the Company recognized $3 million of of actuarial and pension settlement gains in SG&A, resulting from the remeasurement of pension assets and liabilities associated with certain U.S. defined benefit pension plans and a Swiss defined benefit pension plan. Comparatively, during the third quarter of fiscal 2015, the Company had recognized $41 million of actuarial and pension settlement losses, resulting from remeasurement of pension assets and liabilities associated with the defined benefit pension plans mentioned above.

Excluding the impact of the pension adjustments described above, the SG&A ratio increased 0.4% and 0.3% for the third quarter and first nine months of fiscal 2016, respectively. The rate was impacted by lower SG&A costs offset by the impact of reduced revenue. The lower SG&A costs during the quarter were primarily a result of management's cost reduction initiatives that sought to align the Company's cost structure with business needs and a settlement recovery of $16 million.

Selling, general and administrative - SEC settlement related charges

As discussed in Note 3 to the unaudited Consolidated Condensed Financial Statements, the previously disclosed agreed-upon settlement with the SEC was formally approved by the SEC during the first quarter of fiscal 2016. The settlement became effective on June 5, 2015 and the Company paid a penalty of $190 million on June 11, 2015. As part of the settlement, the Company also agreed to implement a review of its compliance policies through an independent compliance consultant and to cease and desist from further violations of the anti-fraud, reporting, and books-and-records provisions of the U.S. securities laws. As part of the settlement, the Company neither admitted nor denied the SEC’s allegations concerning such matters. Further, as part of the settlement, on June 5, 2015, the Company filed its Form 10-K/A in respect of its fiscal year ended March 28, 2014 in order to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and 2010 reflected in the five year financial data table, all as previously set forth in the Company’s originally filed Form 10-K for its 2014 fiscal year. The restatement had no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss), Statements of Cash Flows and Statements of Changes in Equity for fiscal 2013 or fiscal 2014 or on its financial statements for fiscal 2015. The independent compliance consultant completed its review of the Company's compliance policies and submitted its report to the SEC on October 2, 2015. The Company has completed implementation of the consultant's recommendations.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue decreased 1.3 and 1.1 percentage points for the third quarter and first nine months of fiscal 2016, respectively, as compared to the same period of fiscal 2015. The decrease in the ratio was primarily driven by lower D&A within the GIS segment as a result of lower capital expenditures and due to sale of contract assets to customers where contracts had concluded.

Separation Costs

Separation costs are expenses incurred associated with activities relating to the Separation of CSRA, which occurred during the third quarter of fiscal 2016. These costs are primarily comprised of third-party accounting, legal and other consulting services. For the third quarter and first nine months of fiscal 2016, separation costs were $2 million and $10 million, respectively.

Restructuring Costs

There were $7 million and $12 million of net restructuring costs recorded during the third quarter and nine months ended January 1, 2016 as compared to $12 million and $15 million in the comparable periods of the prior fiscal year. These costs were primarily related to facilities related restructuring in the second and third quarters of fiscal 2016, offset by the reversal of certain fiscal 2015 fourth quarter special restructuring costs.

Interest Expense and Interest Income

Interest expense for the third quarter and first nine months of fiscal 2016 was $33 million and $92 million, respectively, as compared to $32 million and $96 million, respectively, during the same periods of the prior fiscal year. The year-over-year decrease in interest expense for the first nine months of fiscal 2016 was primarily due to an increase in borrowings at lower interest rates than the prior year.

Interest income for the third quarter and first nine months of fiscal 2016 was $8 million and $26 million, respectively, as compared to $4 million and $14 million, respectively, during the same periods of the prior fiscal year. The increase in interest income for the quarter and first nine months results both from increased interest rates in some of the jurisdictions where the Company holds balances and also principally from increased payments from banks, recorded as interest income, for higher compensating deposit balances in the Company's cash management operations and notional pooling arrangements that are counterbalanced by higher overdraft fees and interest expense.

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

Other expense (income), net for the third quarter and first nine months of fiscal 2016 was $4 million and $(3) million, respectively, as compared to other expense, net of $1 million and $5 million, respectively, during the same periods of the prior fiscal year. The $3 million year-over-year increase in other expense for the third quarter of fiscal 2016 was primarily due to an unfavorable movement in foreign currency exchange rates used to fair value the Company's foreign currency option and forward contracts and the related foreign currency denominated assets and liabilities. The $8 million year-over-year increase in other (income) expense for the first nine months of fiscal 2016 was primarily due to a $6 million gain on sale of certain assets, partially offset by the unfavorable movement in foreign currency exchange rates mentioned above.

Taxes

The Company's effective tax rate from continuing operations (ETR) was 80.8% and 15.7% for the third quarter and first nine months of fiscal year 2016, respectively, as compared to 49.7% and 64.6%, respectively, during the same periods of the prior fiscal year. The following are the primary drivers of the ETR for the third quarter and first nine months of fiscal year 2015 and 2016.

•	During the third quarter and first nine months of fiscal year 2016, the ETR decreased due to the global mix of income.

•
During the third quarter of fiscal year 2016 the U.K. enacted a corporate income tax rate change resulting in the revaluation of deferred tax assets which increased the ETR by 19.2% and 7.6%, respectively.

•
During the third quarter of fiscal year 2016 we recorded a $31 million net valuation allowance against certain state deferred tax assets of CSC which increased the ETR by 39.7% and 15.7%, respectively. As a result of the separation of CSC’s NPS business into a separate company we have concluded that a portion of our state deferred tax assets are not more likely than not to be realized. A significant piece of objective evidence evaluated was cumulative losses incurred in certain U.S. state jurisdictions. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

•
During the second quarter of fiscal 2016, we released a reserve for an uncertain tax position following the closure of an audit in a non-U.S. jurisdiction, which decreased the ETR for the nine months of fiscal year 2016 by 26.6%.

•
During the third quarter and nine months of fiscal year 2015, the ETR was impacted by the global mix of income, reversal of certain state uncertain tax positions for which the statute of limitations expired, and the mark-to-market accounting loss related to CSC pension plans offset by the penalty recorded as part of the settlement with the SEC.

The tax expense associated with discontinued operations for the third quarter and nine months of fiscal year 2016 was approximately $14 million and $113 million, respectively, as compared to $87 million and $175 million respectively, during the same periods of the prior fiscal year. The primary driver of the variance in the tax expense for the third quarter and nine months of fiscal year 2015 and 2016 was the global mix of income.

The tax assets and liabilities that were part of the balances classified as assets and liabilities of discontinued operations in the prior fiscal year and that were distributed in the spin-off include $48 million of long-term deferred tax assets. For discussion of the tax matters agreement related to the spin-off, see Note 4 to the unaudited Consolidated Condensed Financial Statements.

The Internal Revenue Service (IRS) is examining the Company's federal income tax returns for fiscal years 2008 through 2013. The IRS examined several issues for the fiscal years 2008 through 2010 that resulted in audit adjustments to the Company’s federal income tax returns. The Company does not agree with certain proposed adjustments and has filed an Appeals brief and is in negotiations with the IRS. Although the final outcome of such negotiations is uncertain, management believes that the resolution will have a material effect on the Company's uncertain tax positions. The significant items subject to examination primarily relate to foreign exchange losses and other US international tax issues. The IRS has proposed one adjustment for the fiscal years 2011 through 2013. In addition, the Company may settle certain other tax examinations, have lapses of statutes limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of up to $65 million, excluding interest, penalties, and tax carryforwards.

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

Income (loss) from Discontinued Operations

The income (loss) from discontinued operations, net of taxes, was $30 million and $216 million for the quarter and nine months ended January 1, 2016, as compared to $(119) million and $80 million for the quarter and nine months ended January 2, 2015. The income (loss) during the third quarter and first nine months of fiscal 2016 and fiscal 2015 is primarily from the Separation of CSRA, which occurred during the third quarter of fiscal 2016. The income during the first nine months of fiscal 2015 also includes a loss of $29 million from the sale of a small software business in Europe, which was sold during the second quarter of fiscal 2015 (see Note 4 to the unaudited Consolidated Condensed Financial Statements).

Earnings Per Share and Share Base

Diluted earnings per share (EPS) for the third quarter and first nine months of fiscal 2016 was $0.30 and $2.62, respectively. This was an increase of $2.53 and $2.74 from the comparable periods of fiscal 2015, which were $(2.23) and $(0.12), respectively. The increase in EPS for both the third quarter and first nine months was primarily due to an increase in the net income attributable to CSC shareholders, and a reduction in the number of weighted average shares outstanding.

Consolidated Variable Interest Entities

On November 2, 2015 CSC and HCL Technologies Ltd. (HCL) entered into partnership related to: CeleritiFinTech Limited and CeleritiFinTech Services Limited. The subsidiaries were formed to operate and further invest in and expand banking products with the combined objective to promote and generate revenues from banking and other customers. The subsidiaries are structured as private limited companies, incorporated in the United Kingdom. CSC holds a 49% membership interest in CeleritiFinTech and a 51% membership interest in CeleritiFinTech Services.

The Company determined that it is the primary beneficiary of these entities for accounting purposes.

Refer to Note 19 in the notes to the unaudited Consolidated Condensed Financial Statements for further information.

Cash Flows

	Quarter Ended
Amounts in millions	January 1, 2016	January 2, 2015
Net cash provided by operating activities	$695	$1,143
Net cash used in investing activities	(730)	(399)
Net cash used in financing activities	(189)	(679)
Effect of exchange rate changes on cash and cash equivalents	(44)	(115)
Net increase (decrease) in cash and cash equivalents	(268)	(50)
Cash and cash equivalents at beginning of year	2,098	2,443
Cash and cash equivalents at the end of period	$1,830	$2,393

Net cash provided by operating activities for the first nine months of fiscal 2016 was $695 million, a decrease of $448 million compared to the first nine months of fiscal 2015. The decrease in net operating cash flow was due to a payment of $190 million related to the SEC settlement (see Note 3 to the unaudited Consolidated Condensed Financial Statements) and lower collections of receivables. These cash flow decreases were partially offset by net cash proceeds of $239 million related to the sale of certain NPS receivables (see Note 7 to the unaudited Consolidated Condensed Financial Statements), lower payroll payments due to lower headcount, lower vendor payments, lower tax payments, and lower pension contributions.

Net cash used in investing activities for the first nine months of fiscal 2016 was $730 million, an increase in outflow of $331 million compared to the first nine months of fiscal 2015. The year-over-year increase in outflow was primarily due to $230 million of higher payments for business acquisitions and higher net cash outflow for capital expenditures of $57 million. These increases were partially offset by proceeds from business divestitures of $50 million (see Note 4 to the unaudited Consolidated Condensed Financial Statements).

Net cash used in financing activities in the first nine months of fiscal 2016 was $189 million, a decrease in outflow of $490 million compared to the first nine months of fiscal 2015. The decrease in outflow was primarily due to lower share repurchases of $490 million and net commercial paper borrowings of $558 million. These items were partially offset by special cash dividend $314 million paid as part of the separation of CSRA (see Note 4 to the unaudited Consolidated Condensed Financial Statements), as well as higher net payments on long-term debt $276 million.

Contractual Obligations

The Company has contractual obligations for long-term debt, capital lease obligations, operating lease obligations, minimum purchase obligations, unrecognized tax positions, and other obligations as summarized in the Off Balance Sheet Arrangements and Contractual Obligations section of the Company's Annual Report on Form 10-K for the year ended April 3, 2015. There have been no material changes since April 3, 2015 with the exception of certain obligations that were distributed as part of the separation of CSRA in the third quarter of fiscal 2016 (see Note 4 of the unaudited Consolidated Condensed Financial Statements).

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents were $1.8 billion and $2.1 billion at January 1, 2016 and April 3, 2015, respectively. At January 1, 2016, the Company had approximately $875 million of cash and cash equivalents held in foreign subsidiaries outside of the U.S., as compared to $1.2 billion at the end of fiscal 2015. It is generally management's intent to permanently reinvest earnings of its foreign operations. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes. The Company has no current plans and does not anticipate repatriating cash to the U.S. as taxable dividends. During the second quarter of fiscal 2016, the Company repatriated $1.3 billion of cash, held in foreign subsidiaries to the U.S., by way of capital reduction without the incurrence of tax cost. The cash held outside of the U.S. can be used by the Company to fund strategic acquisitions off-shore such as the fiscal 2016 acquisition of Fixnetix and 2012 acquisitions of iSoft and Applabs.

Capitalization ratios

At the end of the third quarter of fiscal 2016, CSC’s ratio of net debt-to-total capitalization was 17.2%, an increase from 8.1% at the end of fiscal 2015. The increase in the ratio was primarily the result of an increase in net debt, due to the increase in total debt and the decrease in equity as a result of the Separation of CSRA.

The following table summarizes the Company’s capitalization ratios as of the end of the third quarter of fiscal 2016 and 2015:

	As of
(Amounts in millions)	January 1, 2016	April 3, 2015
Total debt	$2,669	$2,518
Cash and cash equivalents	1,830	2,076
Net debt	$839	$442

Total debt	$2,669	$2,518
Equity	2,223	2,949
Total capitalization	$4,892	$5,467

Debt-to-total capitalization	54.6%	46.1%
Net debt-to-total capitalization	17.2%	8.1%

Debt

At January 1, 2016, the Company had $760 million of short-term borrowings and current maturities of long-term debt, and $1,909 million of long-term debt.

During the third quarter of fiscal 2016, the Company's subsidiary, CSC Computer Sciences UK Holdings Ltd., entered into a £200 million delayed-draw unsecured term loan with a financial institution (with an option that the commitments be increased to £300 million if the existing or other lenders are willing to provide such an increase). On December 31, 2015, the full amount of the initial commitment, £200 million or $298 million (at the January 1, 2016 exchange rates) was borrowed. The note is due January 2019 and bears interest at the three-month LIBOR rate plus 0.65%. The funding from this advance was used to pay down £200 million of the aggregate principal balance of the outstanding £250 million loan payable. The maturity date of the remaining £50 million or $75 million (at the January 1, 2016 exchange rates) principal balance was extended to May 2016. The notes are guaranteed by the Company, and financial covenants associated with the notes are the same as those associated with the Company's $2.5 billion credit facility.

During the second quarter of fiscal 2016, CSC drew down $1.3 billion on its $2.5 billion Credit Facility and repaid $1.15 billion of that amount. CSC repaid the remaining $150 million in the third quarter fiscal 2016. There were no borrowings outstanding against the $2.5 billion credit facility as of January 1, 2016 and April 3, 2015. The Company also repaid its $350 million 2.5% term note which matured during the second quarter of fiscal 2016.

In July 2015, the Company and two of its subsidiaries, CSC Capital Funding Limited (the Issuer), and CSC Computer Sciences International S.a. r.l, established a European commercial paper program (the ECP Program) pursuant to which the Issuer may issue short-term commercial paper notes (the Notes) up to a maximum aggregate amount outstanding at any time of €500 million or its equivalent in alternative currencies. The maturities of the Notes may vary but may not exceed 364 days from the date of issue. The Notes are unconditionally guaranteed by CSC and rank at least equal with all of the Company’s other unsecured and unsubordinated indebtedness. The Company’s $2.5 billion committed revolving credit facility will be available, subject to certain conditions, to repay the Notes, if necessary. The Notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. During the third quarter of fiscal 2016, the Company borrowed $522 million and repaid $179 million under the ECP Program. As of January 1, 2016 the Company had $549 million of commercial paper outstanding.

During the first nine months, the Company drew $50 million against the CSC Finance Co. LLC's $250 million Lease Credit Facility. During the third quarter of fiscal 2016 the drawdown availability period was extended from eighteen months to twenty-two months.

Subsequent to the third quarter of fiscal 2016, CSC provided notice to The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company N.A.), as trustee (the Trustee) under the indenture, dated as of March 3, 2008 (the Indenture), governing CSC’s  6.50% Senior Notes due 2018 (the Notes) of its intent to redeem all outstanding Notes.  The notice of redemption will be sent by the Trustee to the registered holders of the Notes in accordance with the requirements of the Indenture.  The anticipated redemption date is March 17, 2016. The Company currently expects to fund the redemption of the Notes from a combination of cash on hand and upwards to $675 million drawn from its $2.5 billion revolving credit facility.

Sale of receivables

During the first quarter of fiscal 2016 the Company entered into a Master Accounts Receivable Purchase Agreement (Purchase Agreement) with a financial institution, under which, CSC could sell up to $450 million of eligible NPS receivables. During the third quarter of fiscal 2016, in connection with the separation of CSRA (refer to Note 4 for additional information regarding the separation of CSRA), CSC ceased NPS receivables sales. CSC was terminated as a guarantor of this facility effective December 28, 2015.

During the third quarter and first nine months of fiscal 2016, CSC sold $409 million and $1,742 million, respectively, of billed and unbilled receivables. Collections corresponding to these receivables sales were $346 million and $1,502 million for the third quarter and first nine months, respectively. CSC incurred purchase discount and administrative fees of under $1 million for the third quarter, and $1 million for the first nine months of fiscal 2016. These fees were recorded, net of servicing income, within income from discontinued operations, net of taxes in the unaudited Consolidated Condensed Statement of Operations. The net impact to cash flows of the accounts receivable sales was $63 million and $239 million for the third quarter and first nine months of fiscal 2016, respectively.

Stock repurchase program

In May 2014, the Company's Board of Directors approved a share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock, after completion of a prior repurchase program. The timing, volume, and nature of future share repurchases are at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the repurchase program. The amount outstanding, at January 1, 2016, for which shares may be repurchased under the program was $0.8 billion.

During the third quarter and first nine months of fiscal 2016, 307,000 and 2,087,224 shares of common stock were repurchased, respectively, through open market purchases for an aggregate consideration of $10 million and $128 million (of which approximately $1 million was accrued as of January 1, 2016), respectively, at a weighted average price of $32.40 and $61.36 per share, respectively.

During the second quarter of fiscal 2016, the Company received an additional 162,908 shares under the Fourth quarter ASR arrangement. As a result, the Company has repurchased 3,027,620 shares of common stock under the Fourth quarter ASR arrangement for an aggregate consideration of $202 million at a weighted average price of $66.75 per share.

Dividends

In connection with the Separation, CSC and CSRA each paid concurrent special cash dividends on November 30, 2015 which in the aggregate totaled $10.50 per share. Of that $10.50 per share dividend, $2.25 was paid by CSC and $8.25 was paid by CSRA. Payment of each portion of the Special Dividend was made to holders of common stock on the Record Date who received shares of CSRA common stock in the distribution.

During the first nine months of fiscal 2016, the Company declared quarterly cash dividends to its common stockholders aggregating to $2.39 per share (including the Special Dividend discussed above), or approximately $400 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Company's Board of Directors.

Liquidity

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its revolving credit facility. As of January 1, 2016, the Company’s total liquidity was $4.3 billion, consisting of $1.8 billion of cash and cash equivalents and $2.5 billion available under the Company's revolving credit facility. In addition, the Company had access to the undrawn balance of $200 million under CSC Finco's $250 million Leasing Facility at CSC Finco to fund capital expenditures. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and available borrowings under the Company's undrawn credit facilities and CSC Finco's Leasing Facility. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to obtain debt financing on acceptable terms in the future.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's market risk associated with interest rates and foreign currencies, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2015. For the quarter ended January 1, 2016, there have been no material changes to the sources and effects of the Company's market risk.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of January 1, 2016 to ensure (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 1, 2016.

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

During the fiscal quarter ended January 1, 2016, the Company implemented a new financial system, which handles the business and financial processes within CSC’s Americas operations and its corporate and administrative functions. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the entire ERP system implementation, which is expected to progress through the end of the fourth quarter of fiscal 2016. This represents the initial step toward having a single global instance of our ERP system. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its internal controls over financial reporting, there are inherent risks in implementing any new ERP system and the Company will continue to evaluate and test control changes in order to provide certification as of its fiscal year ending April 1, 2016 on the effectiveness, in all material respects, of its internal controls over financial reporting.

During the fiscal quarter ended January 1, 2016, there were no other changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is set forth in Note 20, Commitments & Contingencies, to the unaudited Consolidated Condensed Financial Statements under the caption “Contingencies”, contained in Part I - Item 1 of this Current Report on Form 10-Q. Such information is incorporated herein by reference and made a part hereof.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None
(b) None
(c) Purchases of Equity Securities

The following table provides information on a monthly basis for the quarter ended January 1, 2016 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 3, 2015 to October 30, 2015	1,738	$65.57	—	$770,695,899
October 31, 2015 to November 27, 2015	20,435	$65.92	—	$770,695,899
November 28, 2015 to January 1, 2016	307,000	$32.38	307,000	$760,754,984

(1)
The Company accepted 14,053 shares of its common stock in the quarter ended January 1, 2016 from employees in lieu of cash due to the Company in connection with the settlement of shares of common stock related to vested RSUs. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 8,120 shares of its common stock in the quarter ended January 1, 2016 from employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
During the first quarter of fiscal 2015, the Company's Board of Directors approved a new share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock. CSC has been implementing these programs through purchases made in open market transactions in compliance with SEC Rule 10b-18 and Rule 10b5-1, subject to market conditions, and applicable state and federal legal requirements. Share repurchases will be funded with available cash. The timing, volume, and nature of share repurchases will be at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board of Directors has not established an end date for the repurchase program. The approximate amount for which shares may yet be purchased under this program at January 1, 2016 is $761 million.

The Company repurchased 307,000 shares of its common stock in the fiscal quarter ended January 1, 2016 pursuant to the share repurchase program (see Note 15 to the unaudited Consolidated Condensed Financial Statements).

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

2.3	Rule 2.7 Announcement, dated December 9, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed on December 9, 2015)(file no. 151277503))
2.4
Co-operation Agreement, dated as of December 9, 2015, between CSC Computer Sciences International Operations Limited and Xchanging plc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (filed on December 9, 2015)(file no. 151277503))

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010 (filed August 11, 2010) (file number 101007138))

3.2
Amended and Restated Bylaws dated as of February 7, 2012 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 (filed May 29, 2012) (file number 12874585))

3.3
Certificate of Amendment to Section 1 of Article III of the Amended and Restated Bylaws, dated November 27, 2015 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed December 2, 2015) (file number 151265601))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file number 081071955))

4.2
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.3
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.4
4.450% Senior Note due 2022 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

10.1
Guaranty, dated as of October 1, 2015, by Computer Sciences Government Services Inc., as Guarantor, in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Guaranteed Party, for the benefit of the Purchasers as defined therein.

10.2
Master Separation and Distribution Agreement, dated as of November 27, 2015, between the Company and CSRA Inc. (incorporated by reference to Exhibit 2.1 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file number 151265316))

10.3
Tax Matters Agreement, dated as of November 27, 2015, between the Company and CSRA Inc. (incorporated by reference to Exhibit 10.1 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file number 151265316))

10.4
Employee Matters Agreement, dated as of November 27, 2015, between the Company and CSRA Inc. (incorporated by reference to Exhibit 10.2 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file number 151265316))

10.5
Real Estate Matters Agreement, dated as of November 27, 2015, between the Company and CSRA Inc. (incorporated by reference to Exhibit 10.3 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file number 151265316))

10.6
Intellectual Property Matters Agreement, dated as of November 27, 2015 between the Company and CSRA Inc. (incorporated by reference to Exhibit 10.4 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file number 151265316))

10.7	Performance-Based Retention Award Agreement, dated December 15, 2015, between the Company and J. Michael Lawrie
10.8	Performance-Based Retention Award Agreement, dated December 15, 2015, between the Company and Paul N. Saleh
10.9	Form of Performance-Based Retention Award for Employees
10.10
Credit Agreement, dated as of December 16, 2015, by and among CSC Computer Sciences UK Holdings Limited, as Borrower, the Company, as the Company, the lenders from time to time party thereto, as Lenders, Lloyds Bank PLC, as Administrative Agent, Lloyds Bank PLC and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Joint Lead Arrangers, and Mizuho Bank, LTD., as Arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K (filed on December 22, 2015)(file number 151303559))

10.11
Amendment Agreement to Credit Agreement dated December 18, 2013, dated as of December 16, 2015, by and among Computer Sciences Holdings (UK) Ltd., as borrower, the Company, as guarantor, and Lloyds Bank plc, as lender and agent

10.12
Termination of Guaranty, dated as of December 28, 2015, by and among the CSC Government Solutions LLC, as seller and seller representative, the Company as seller and guarantor, CSRA Inc., as guarantor, the Purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch as administrative agent

10.13
Consent #3 Regarding Master Loan and Security Agreement, dated as of December 29, 2015, by and among CSC Asset Funding I LLC, as borrower, the Company, as guarantor, Banc of America Leasing & Capital, LLC, as lender, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed January 5, 2016)(file number 161323329))

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

COMPUTER SCIENCES CORPORATION

Dated:	February 16, 2016	By:	/s/ Diane E. Wilfong
		Name:	Diane E. Wilfong
		Title:	Vice President and Controller
(Principal Accounting Officer)