Form 10-K
period 2016-04-01
COMPUTER SCIENCES CORP
filed 2016-06-15
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 1-4850

COMPUTER SCIENCES CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	95-2043126
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Tysons Boulevard
Tysons, Virginia	22102
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (703) 876-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, $1.00 par value per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒   No

As of October 2, 2015, the aggregate market value of stock held by non-affiliates of the Registrant was approximately $8,609,679,934.

There were 138,523,516 shares of the Registrant’s common stock outstanding as of May 13, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after April 1, 2016, are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

INTRODUCTION AND HISTORY

General

Computer Sciences Corporation (CSC, the Company, we, our, us), is a next-generation global provider of information technology (IT) services and solutions. CSC helps lead its clients through their digital transformations to meet new business demands and customer expectations in a market of escalating complexity, interconnectivity, mobility, and opportunity.

On November 27, 2015, the Company completed the previously announced separation of CSRA Inc. (CSRA) (the Separation) and accelerated its transformation. CSC is creating an industry-leading organization focused on streamlined offerings to address market shifts and client needs while leveraging its partnership ecosystem. CSRA's assets and business primarily consist of those that the Company previously reported as its North American Public Sector (NPS) segment. Under the terms of the Separation agreement, on November 27, 2015, stockholders who held CSC common stock at the close of business on November 18, 2015 (the Record Date), received a distribution of one CSRA common share for every one share of CSC common stock. As a result of the Separation, CSRA is now an independent public company trading under the symbol "CSRA" on the New York Stock Exchange.

On May 24, 2016 we announced that our Board of Directors unanimously approved entering into an agreement to merge CSC with the Enterprise Services segment of Hewlett Packard Enterprise (HPE) other than certain excluded portions. The merger is expected to be completed by the end of March 2017, subject to shareholder and regulatory reviews and approvals. Following the transaction, CSC and HPE shareholders will each own approximately 50 percent of the new company’s shares. The transaction is intended to be tax-free to CSC and HPE and their respective shareholders for federal income tax purposes. We believe the merger should not adversely affect the tax treatment of the Separation.

CSC’s strategy is to lead our clients on their digital journey with a new generation of offerings by leveraging partners, industry IP and domain expertise across the globe. We strive to be a trusted IT partner through providing next-generation IT services which include applications modernization, cloud infrastructure, cyber security, big data and mobility. Current and prospective clients are changing how they buy and consume IT services. Clients are looking for greater operational agility from their IT services and they are looking to benefit from the insights provided by mobility, social media, and big data analytics. At the same time, they continue to seek significant cost reductions by migrating from traditional IT infrastructure to the cloud.
This change in client preferences is creating a market opportunity for CSC. The Company is responding by assembling key assets and forming strategic partnerships with technology leaders. CSC has built a highly secure, flexible, private cloud infrastructure offering BizCloud for our clients.

CSC has developed global alliances to enhance cloud infrastructure, specialized consulting and applications expertise with AT&T’s highly secure network and cloud infrastructure platform to help global businesses move more quickly to the cloud. Through this alliance, CSC can assist in reducing capital intensity and create the global scale necessary to run modernized application workloads. CSC acquired one of the leading providers of enterprise cloud management software, ServiceMesh, to facilitate the orchestration of enterprise applications across multi-vendor hybrid clouds including Amazon Web Services, VMware and Microsoft. Additionally, ServiceMesh provides our clients with advanced capabilities such as tiered service levels, different levels of security, self-service options, governance, policy and real-time monitoring. CSC is also creating a Cloud Center of Excellence using services from Amazon, to accelerate the development of cloud solutions for enterprise and public sector customers.

CSC’s strategic partnership with HCL Technologies (HCL) aims to create a world-class application modernization delivery network. The Company expects to offer our commercial customers a global footprint of delivery capabilities for modernizing their legacy applications and moving them to the cloud. HCL and CSC will also jointly create a Banking Center of Excellence to accelerate and expand our core banking and card services solutions by leveraging our global banking expertise which includes CSC’s Hogan and Celeriti offerings.

The Company's mission is to enable superior returns on our clients' technology investments through best-in-class vertical industry solutions, domain expertise, strategic partnerships with key technology leaders and global scale. CSC generally does not operate through exclusive agreements with hardware or software providers and believes this independence enables the Company to better identify and manage solutions specifically tailored to each client’s needs.

CSC's service contracts vary in duration, scope, terms and conditions. CSC's contracts typically contain provisions by which customers may terminate the contract prior to completion, though such instances are infrequent due to the differentiated services provided, complex transition of personnel, assets, methodologies and processes involved. If a contract is terminated early for convenience, the Company seeks to recover tangible assets, investments and other intangible assets through stated contract terms or negotiation. If a contract is terminated early due to CSC's default, the Company may have additional liability and its ability to compete for future business with that customer could also be adversely impacted. See Risk Factor number 16 under Item 1A "Risk Factors" in this Annual Report for further discussion.

CSC was founded in 1959 and incorporated in the state of Nevada and is listed on the New York Stock Exchange under the symbol “CSC.”

Services and Sectors

The Company's reportable segments are Global Business Services (GBS) and Global Infrastructure Services (GIS). Geographically, CSC has significant operations throughout North America, Europe, Asia and Australia. Segment and geographic information is included in Note 19 of the Notes to the Consolidated Financial Statements, in Part II, Item 8 of this Annual Report. For a discussion of risks associated with our foreign operations, see Risk Factor number 11 under Item 1A "Risk Factors," in this Annual Report.
GBS

GBS provides innovative technology solutions including consulting, applications services, and software, which address key business challenges within the customer’s industry. GBS strives to help clients understand and exploit industry trends of IT modernization and virtualization of the IT portfolio (hardware, software, networking, storage and computing assets). GBS has four primary growth areas: end-to-end applications services, consulting services, big data services, and industry aligned next-generation software and solutions. Applications services optimize and modernize clients' business and technical environments, enabling clients to capitalize on emerging services such as cloud, mobility, and big data within new commercial models such as the "as a Service" and digital economies. The consulting services business helps organizations innovate, transform, and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise. The industry aligned next-generation software and solutions growth is focused in the insurance, banking, healthcare and life sciences, manufacturing and other diversified industries. Activities are primarily related to vertical alignment of software solutions and process-based intellectual property that power mission-critical transaction engines. Key competitive differentiators for GBS include its global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Changing business issues such as globalization, fast-developing economies, government regulation, and growing concerns around risk, security, and compliance drive demand for these GBS offerings.

GIS

GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers CSC's next-generation cloud offerings, including Infrastructure as a Service (IaaS), private cloud solutions, CloudMail and Storage as a Service. GIS provides a portfolio of standard offerings that have predictable outcomes and measurable results while reducing business risk and operational costs for clients. To provide clients with differentiated offerings, GIS maintains a select number of key alliance partners to make investments in developing unique offerings and go-to-market strategies. This collaboration helps CSC determine the best technology, road map and opportunities to differentiate solutions, expand market reach, augment capabilities, and jointly deliver impactful solutions. GIS seeks to capitalize on the emerging market trend with a rebundled IT portfolio of virtualized infrastructure.

During the last three fiscal years, the Company’s revenue mix by line of business was as follows:

	2016	2015	2014
Global Business Services	51%	50%	49%
Global Infrastructure Services	49	50	51
Total Revenue	100%	100%	100%

Fiscal 2016 Overview

Total revenue of $7.1 billion decreased by 12.5% year over year, reflecting certain trends in its commercial infrastructure outsourcing business, the repositioning of its consulting business, and the impact of restructured contracts and price-downs.

Overall market demand for IT services was in transition in fiscal 2016 as organizations sought to use technology to improve enterprise efficiency, agility and productivity. In response to this transition, the Company expanded its sales force and invested in sales tools, next-generation offerings, internal systems and workforce optimization. During fiscal 2016, GBS contract awards were $4.3 billion as compared to $4.7 billion in the prior fiscal year. GIS contract awards were $4.3 billion in fiscal 2016 as compared to $4.1 billion in the prior fiscal year. Due to the general industry decline in the number and total value of large contract awards valued at more than $100 million, the Company is targeting smaller contract awards of $100 million or less.

Acquisitions and Divestitures

Acquisitions

During the fourth quarter of fiscal 2016, CSC acquired UXC Limited (UXC), an Australian publicly owned IT services company who is a leading provider of enterprise application capabilities, for total purchase consideration of $289 million (net of cash acquired of $13 million). The acquisition further advances CSC’s process of rebalancing its offering portfolio, strengthens CSC’s next-generation delivery model, and expands its client base among mid-sized enterprises. UXC has components in both the Company's GBS and GIS segments.

During the third quarter of fiscal 2016, CSC acquired Axon Puerto Rico, Inc. (Axon), an ITAR-compliant provider of enterprise application and infrastructure managed services to aerospace and defense, and other commercial industries. Axon is a component of the Company's GBS segment.

During the second quarter of fiscal 2016, CSC acquired Fixnetix, Limited (Fixnetix), a privately held provider of front-office managed trading solutions for capital markets, for total estimated purchase consideration of $112 million (net of $1 million of cash acquired). This acquisition enhances CSC's ability to offer capital market clients an expanded range of as-a-service front office capabilities and address growing demand for greater efficiency and innovation in trading, market data, hosting, infrastructure, connectivity and risk management. Fixnetix is a component of the Company's GIS segment.

During the second quarter of fiscal 2016, CSC also acquired Fruition Partners (Fruition), a privately-held company that is a leading provider of technology-enabled solutions for the service management sector and the largest exclusively ServiceNow-focused service management consulting firm, for cash consideration of $148 million (net of cash acquired of $2 million). The acquisition bolsters CSC's ability to offer enterprise and emerging clients an expanded range of cloud-based service-management solutions to improve their business through organizational efficiency and lower operating costs, and is a component of the Company's GBS segment.

Subsequent to fiscal 2016, the Company completed the previously announced acquisition of Xchanging plc (Xchanging) for total consideration of approximately $633 million. Xchanging provides technology-enabled business solutions to organizations in global insurance and financial services, healthcare, real estate and the public sector.

During fiscal 2015, CSC acquired Autonomic Resources, LLC (Autonomic), and a privately held entity. Autonomic and the privately held entity were components of the Company's former NPS segment which was separated from CSC during the third quarter of fiscal 2016.

During fiscal 2014, CSC acquired ServiceMesh Inc., a privately-held enterprise cloud services management company with operations in the United States, Australia and the United Kingdom, for total purchase consideration of $282 million. The acquisition enhances CSC's ability to assist its clients in migrating their applications into cloud computing environments and to automate the deployment and management of enterprise applications and platforms across private, public and hybrid cloud environments. ServiceMesh is a component of the Company's GIS segment.

Additionally, during fiscal 2014, CSC acquired Infochimps, Inc. complementing CSC’s existing Big Data business by providing a flexible, scalable, platform-as-a-service offering.

Divestitures

During the third quarter of fiscal 2016, CSC completed the Separation of CSRA. Under the terms of the Separation agreements, on November 27, 2015, stockholders who held CSC common stock at the Record Date received a distribution of one CSRA common share for every one share of CSC common stock. As a result of the Separation, CSRA is now an independent public company trading under the symbol "CSRA" on the New York Stock Exchange. The historical results of CSRA have been adjusted to present as discontinued operations consistent with fiscal year 2016 presentation in the Company's Consolidated Statements of Operations.

Additionally, during fiscal 2016, 2015 and 2014, the Company divested certain non-core businesses as a part of its service portfolio optimization initiative to focus on next-generation technology services. Certain of the divestitures met the criteria for presentation as discontinued operations, and consequently, their historical results have been presented as discontinued operations in the Company's Consolidated Statements of Operations.

During the first quarter of fiscal 2016, CSC divested its wholly-owned subsidiary, Welkin Associates Limited (Welkin) to a strategic investor. The Welkin business was part of the NPS segment. At the time of disposition, the divestiture did not qualify to be presented as discontinued operations. Subsequent to the disposition of Welkin, CSC completed the Separation, which included the operating results of the Welkin business as discontinued operations.

During the second quarter of fiscal 2015, CSC completed the sale of a German software business to a strategic investor. The historical results of this business have been presented as discontinued operations in the Company's Consolidated Statements of Operations.

During the second quarter of fiscal 2014, CSC completed the sale of its base operations, aviation and ranges services business unit, Applied Technology Division (ATD) within its NPS Segment, to a strategic investor for cash consideration of $178 million plus a net working capital adjustment receivable of $6 million. The pre-tax gain on disposal was $77 million, representing the excess of the sale price over the carrying value of the net assets of the divested business, less transaction costs, and is presented as discontinued operations in the Company's Consolidated Statements of Operations.

Additionally, during the first quarter of fiscal 2014, CSC completed the divestiture of its flood insurance-related business process outsourcing practice, within CSC's GBS segment, to a financial investor for cash consideration of $43 million plus a net working capital adjustment receivable of $4 million. The pre-tax gain on disposal was $25 million, representing the excess of the net proceeds over the carrying value of the net assets of the divested business and the related transaction costs, and is presented as discontinued operations in the Company's Consolidated Statements of Operations.

For further discussion of these acquisitions and divestitures, see Notes 3 and 4 of the Notes to the Company's Consolidated Financial Statements.

Competition

The IT and professional services markets in which CSC competes are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those offered by CSC. In addition, the increased importance of offshore labor centers has brought a number of foreign-based firms into competition with CSC. Offshore IT outsourcers selling directly to end-users have captured an increasing share of the market as they compete directly with U.S. domestic suppliers of these services. The Company continues to increase resources in offshore locations to mitigate this market development.

More recently, the accelerating demand for multi-tenant infrastructure services, commonly referred to as cloud computing offerings, is continuing to alter the landscape of competition. New entrants to our markets are offering service models that change the decision criteria and contracting expectations of our target customers. Amazon Web Services, for example, has emerged as a strong competitor in cloud computing, and other major competitors in this area include large and well-funded technology companies that are increasingly using social, mobile, analytics and cloud technologies to create agile new business models. Smaller and more nimble companies also continue to enter and disrupt markets with innovations in cloud computing and other areas which could emerge as significant competitors to CSC.

The Company has responded to these changing market conditions with new capabilities, partnerships and offerings that are intended to position CSC favorably in high-growth markets for next-generation IT services and solutions. For example, CSC's acquisition of UXC strengthened the Company's next-generation delivery model, and CSC's acquisition of ServiceMesh allowed the Company to deliver new offerings with partners like VMware and Microsoft and to integrate with other cloud computing providers. CSC also expanded its range of cloud-based service-management solutions through the Company's acquisition of Fruition. The addition of big data service provider Infochimps, Inc. allowed for advanced analytics delivered as a service to customers. The Company’s strategic partnerships with AT&T and HCL Technologies similarly enable expanded cloud, applications modernization and other next-generation technology services.

CSC’s ability to obtain new business and retain existing business is dependent upon its ability to offer improved strategic concepts and technical solutions, better value, a quicker response, increased flexibility, superior quality, a higher level of experience, or a combination of these factors. In the opinion of the Company’s management, CSC’s lines of business are positioned to compete effectively in the GBS and GIS markets based on its technology and systems expertise and large project management skills. CSC management believes that its competitive position is enhanced by the full spectrum of IT and professional services it provides, including consulting, software and systems design, implementation and integration, IT and business process outsourcing, and technical services delivered to a broad commercial customer base.

Employees

The Company has offices worldwide, and as of April 1, 2016, had approximately 59,000 employees in more than 60 countries. As a result of the Xchanging acquisition in May 2016 we added an additional 7,000 employees. The services provided by CSC require proficiency in many fields, comprising but not limited to computer sciences, programming, telecommunications networks, mathematics, physics, engineering, astronomy, geology, operations, research, finance, economics, statistics and business administration.

U.S. Securities and Exchange Commission Reports

All of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and other materials required to be filed with or furnished to the U.S. Securities and Exchange Commission (SEC), are available free of charge through the Company’s Internet website, www.csc.com, or through the CSC Investor Relations Office at 1-703-245-9700. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise. As soon as reasonably practical after the Company has electronically filed such material with or furnished it to the SEC, these items can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Periodic reports, proxy statements, information statements, and other information filed with or furnished by the Company to the SEC are available on the SEC’s website, www.sec.gov, or by calling the SEC at 1-800-SEC-0330 (1-800-732-0330).

Forward-looking and Cautionary Statements

All statements and assumptions contained in this Annual Report and in the documents attached or incorporated by reference that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements represent current expectations and beliefs of CSC, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking information contained in these statements include, among other things, statements with respect to CSC’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of CSC’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed below under Item 1A. "Risk Factors" in this Annual Report.

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

Many factors could cause actual results to differ materially from such forward-looking statements with respect to the agreement to merge CSC with the Enterprise Services segment of HPE including risks relating to the completion of the transaction on anticipated timing, including obtaining shareholder and regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, inability to achieve expected synergies, loss of revenues, and delay or business disruption caused by difficulties in integrating the businesses of CSC and Enterprise Services.

Executive Officers of the Registrant

Name	Age	Year First Elected as an Officer	Term as an Officer	Position Held With the Registrant as of the filing date	Family Relationship
J. Michael Lawrie	62	2012	Indefinite	Chairman, President and Chief Executive Officer	None
Paul N. Saleh	59	2012	Indefinite	Executive Vice President and Chief Financial Officer	None
William L. Deckelman, Jr.	58	2008	Indefinite	Executive Vice President, General Counsel and Secretary	None
Stephen Hilton	46	2015	Indefinite	Executive Vice President and General Manager, Global Infrastructure Services	None
James R. Smith	49	2013	Indefinite	Executive Vice President and General Manager, Global Business Services	None

Business Experience of Executive Officers

J. Michael Lawrie joined CSC as President and Chief Executive Officer on March 19, 2012 and as a member of its Board of Directors in February 2012. On December 15, 2015, Mr. Lawrie was appointed chairman of the board of directors. Prior to joining CSC, he served as the Chief Executive Officer of U.K.-based Misys plc, a leading global IT solutions provider to the financial services industry, from November 2006 to March 2012. Mr. Lawrie also served as the Executive Chairman of Allscripts-Misys Healthcare Solutions, Inc., from October 2008 to August 2010. From 2005 to 2006, Mr. Lawrie was a general partner with ValueAct Capital, a San Francisco-based private investment firm. He also served as Chief Executive Officer of Siebel Systems, Inc., an international software and solutions company, from 2004 to 2005. Mr. Lawrie also spent 27 years with IBM where he rose to Senior Vice President and Group Executive, responsible for sales and distribution of all IBM products and services worldwide. From 1998 to 2001, Mr. Lawrie was General Manager for IBM's business in Europe, the Middle East and Africa, which included operations in 124 countries and 90,000 employees. Prior to that, Mr. Lawrie served as General Manager of Industries for IBM's business operations in Asia Pacific, based in Tokyo. Mr. Lawrie is a Trustee of Drexel University, Philadelphia.

Paul N. Saleh joined CSC as Vice President and Chief Financial Officer on May 23, 2012. His current CSC job title is Executive Vice President and Chief Financial Officer. On March 16, 2016, Mr. Saleh was appointed as CSC's principal accounting officer until a new corporate controller is appointed. Prior to joining the Company, Mr. Saleh served as the Chief Financial Officer of Gannett Co. from 2010 to 2012. Prior to his tenure at Gannett Co., from 2008 to 2010, Mr. Saleh was a Managing Partner at Menza Partners, an operational and financial advisory group focusing on media, telecommunications, and technology industries.  Prior to that, he served as Chief Financial Officer of Sprint Nextel Communications from 2001 to 2007 and as Interim Chief Executive Officer of Sprint Nextel until 2008. He served as Senior Vice President and Chief Financial Officer of Walt Disney International where he also held various other senior positions from 1997 to 2001.

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

Stephen Hilton is the Executive Vice President and General Manager, Global Infrastructure Services. He joined CSC in March 2015. Prior to joining CSC, from 2006 to 2014, Mr. Hilton served as Managing Director and Chief Information Officer, Technology Infrastructure Services, and as Head of Corporate Real Estate & Services at Credit Suisse. Prior to his tenure at Credit Suisse, Mr. Hilton served from 2003 to 2006 in an Information Technology leadership role at JP Morgan Chase. Prior to that, from 1996 to 2003, Mr. Hilton worked at CSC as a service delivery executive, technical architect and business development/sales director and was based in London, Singapore and New York.

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

Subsequent to our announcement to separate into two publicly traded companies, all three credit rating agencies took ratings action. Fitch Ratings formally reaffirmed its existing credit ratings of BBB with "Stable" outlook. On July 30, 2015, Moody’s confirmed its existing credit ratings of Baa2 with “Stable” outlook. On February 26, 2016, S&P downgraded our BBB+ rating to BBB with "Stable" outlook, which is an investment grade rating.

Shortly after we announced the execution of a merger agreement with Hewlett Packard Enterprise Company (HPE) relating to the Enterprise Services business of HPE, Fitch Ratings reaffirmed its existing credit ratings for CSC of BBB with "Stable" outlook, Moody's reaffirmed its existing credit ratings for CSC of Baa2 with "Stable" outlook and S&P placed all of its CSC ratings, including its' BBB rating, on CreditWatch status. S&P indicated that it intends to resolve the CreditWatch status once the merger has closed, at which time they have indicated they will likely lower CSC's commercial paper rating to A-3.

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

5.
Achieving our growth objectives may prove unsuccessful. We may be unable to identify future attractive acquisitions and strategic partnerships, which may adversely affect our growth. In addition, our ability to consummate agreements we enter into, including the transactions contemplated by the merger agreement we recently signed with Hewlett Packard Enterprise Company (HPE) involving HPE’s Enterprise Services business, or to integrate acquisitions we consummate and implement our strategic partnerships may materially and adversely affect our profitability if we fail to achieve anticipated revenue improvements and cost reductions.

We may fail to complete transactions we sign.  For example, we recently signed a merger agreement with HPE relating to HPE’s Enterprise Services business.  Closing this or other strategic transactions is subject to uncertainties and risks, including the risk that we will be unable to satisfy conditions to closing such as regulatory and financing conditions and the absence of material adverse changes to our business.  In addition, our inability to successfully integrate the operations we acquire and leverage these operations to generate substantial cost savings as well as our inability to avoid revenue erosion and earnings decline could have a material adverse effect on our results of operations, cash flows and financial position. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage these integrations successfully particularly given the larger scale of HPE’s Enterprise Services business in comparison to our own.

We have also entered into, and intend to identify and enter into additional strategic partnerships with other industry participants that will allow us to expand our business. However, we may be unable to identify attractive strategic partnership candidates or complete these partnerships on terms favorable to us. In addition, if we are unable to successfully implement our partnership strategies or our strategic partners do not fulfill their obligations or otherwise prove advantageous to our business, our investments in these partnerships and our anticipated business expansion could be adversely affected.

6.	We could suffer additional losses due to asset impairment charges.

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

7.	If our customers experience financial difficulties or request out-of-scope work, we may not be able to collect our receivables, which would materially and adversely affect our profitability.

Over the course of a long-term contract, our customers' financial condition may decline and lower their ability to pay their obligations. As a result, our cash collections could decrease and our bad debt expense could increase for uncollectible receivables. While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming and successful collection is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse effect on our profitability.

8.	If we are unable to accurately estimate the cost of services and the time line for completion of contracts, the profitability of our contracts may be materially and adversely affected.

Our commercial contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to complete the contracts in a timely manner. In addition, revenues from some of our contracts are recognized using the percentage-of-completion method, which requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected.

9.	We are defendants in pending litigation that may have a material and adverse impact on our profitability.

As noted in Part I, Item 3, "Legal Proceedings" and Note 23 to the Consolidated Financial Statements, we are currently party to a number of disputes which involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities which may have a material and adverse impact on our liquidity and earnings.

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

For fiscal 2016, approximately 57% of our recognized revenues were denominated in currencies other than the U.S. dollar. The exposure to currencies other than the U.S. dollar may impact our results as they are expressed in U.S. dollars. In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While currency risk, including exposure to fluctuations in currency exchange rates, is partially mitigated largely by matching costs with revenues in a given currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We believe that the percentage of our revenue denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenue. Also, we believe that our ability to match revenue and expenses in a given currency will decrease as more work is performed at offshore locations.

We operate in more than 60 countries and our operations in these countries are subject to the local, legal and political environments. Our operations are subject to regulations including employment, tax, statutory reporting, trade restriction and other regulations. Notwithstanding our best efforts, we may not be in compliance with all regulations in the countries in which we operate and may be subject to penalties and/or fines as a result. These penalties or fines may materially and adversely impact our profitability.

12.	We may be exposed to negative publicity and other potential risks if we are unable to maintain effective internal controls over financial reporting.

We are required under the Sarbanes-Oxley Act of 2002 to include a report of management on our internal controls that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the public accounting firm auditing our financial statements must report on the effectiveness of our internal control over financial reporting. Any failure to maintain effective controls or difficulties encountered in the effective improvement of our internal controls could prevent us from timely and reliably reporting our financial results and may harm our operating results. In addition, if we are unable to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of each fiscal year end, we may be exposed to negative publicity, which could cause investors to lose confidence in our reported financial information. Any failure to maintain effective internal controls and the resulting negative publicity may materially and adversely affect our business and stock price.

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

Our contracts typically contain provisions under which customers may terminate the contract prior to completion of the term of the contract. These contracts generally allow the customer to terminate the contract for convenience upon providing written notice. If a contract is terminated for convenience, we seek, either by defined contract schedules or through negotiations, recovery of our property, plant, equipment, outsourcing costs, investments, and other intangibles. However, there is no assurance we will be able to fully recover our investments. We may not be able to replace the revenue and earnings from these contracts in the short-term. In the long-term, our reputation may be harmed by the publicity generated from contract terminations.

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

15.
Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely impact our revenue and profitability.

A significant portion of our application outsourcing and software development activities have been shifted to India, and we plan to continue to expand our presence there and in other lower cost locations. As a result, we are exposed to the risks inherent to operating in India including (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, and (2) the possibility that the U.S. federal government or the European Union may enact legislation that provides significant disincentives for customers to locate certain of their operations offshore which would reduce the demand for the services we provide in India and may adversely impact our cost structure and profitability. In addition, India has experienced civil unrest and acts of terrorism and has been involved in confrontations with Pakistan. If India continues to experience this civil unrest or if its conflicts with Pakistan escalate, our operations in India could be adversely affected.

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

16.	Our performance on contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments.

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

17.	Security breaches or service interruptions could expose us to liability or impair our reputation, which could cause significant financial loss.

As a provider of information technology services to private and public sector customers operating in a number of regulated industries and countries, we store and process increasingly large amounts of sensitive data for our clients. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. We collect and store certain personal and financial information from customers and employees. Security breaches could expose us to a risk of loss of this information, regulatory scrutiny, actions and penalties, extensive contractual liability litigation, reputational harm, and a loss of customer confidence that could potentially have an adverse impact on future business with current and potential customers.

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruption in our operations. We are required to expend capital and other resources to protect against attempted security breaches or cyber-attacks or to alleviate problems caused by successful breaches or attacks. Our security measures are designed to identify and protect against security breaches and cyber attacks, and no threat incident identified to date has resulted in a material adverse effect on us or our customers. However, our failure to detect, prevent or adequately respond to a future threat incident could subject us to liability, damage our reputation and have a material adverse effect on our business.

Increasing data privacy and information security obligations could also impose additional regulatory pressures on our customers’ businesses, and indirectly, on our operations. In response, some of our customers have sought, and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us and some of our customer contracts may not contractually limit our liability for the loss of confidential information. If we are unable to adequately address these concerns, our business and results of operations could suffer. Compliance with new privacy and security laws, requirements and regulations, where required or undertaken by us, may result in cost increases due to potential systems changes, the development of additional administrative processes and increased enforcement actions, fines and penalties. While we strive to comply with all applicable data protection laws and regulations as well as our own posted privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive or confidential information may result in proceedings or actions against us by government or other entities, private lawsuits against us including class actions or the loss of customers, which could potentially have an adverse effect on our business, reputation and results of operations.

18.	Changes in our tax rates could affect our future results.

Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. We are subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our financial condition and operating results.

19.	We may be adversely impacted by disruptions in the credit markets, including disruptions that reduce our customers' access to credit and increase the costs to our customers of obtaining credit.

The credit markets have historically been volatile and therefore it is not possible for us to predict the ability of our clients and customers to access short-term financing and other forms of capital. If a disruption in the credit markets were to occur, it could also pose a risk to our business if customers and suppliers are unable to obtain financing to meet payment or delivery obligations to us. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect our revenue.

20.	Our hedging program is subject to counterparty default risk.

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

21.
We derive significant revenue and profit from contracts awarded through competitive bidding processes, which can impose substantial costs on us, and we will not achieve revenue and profit objectives if we fail to bid on these projects effectively.

We derive significant revenue and profit from government contracts that are awarded through competitive bidding processes. We expect that most of the non-U.S. government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding is expensive and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;

•	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope and design;

•	the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding;

•	the requirement to resubmit bids protested by our competitors, and in the termination, reduction, or modification of the awarded contracts; and

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

22.	Catastrophic events or climate conditions may disrupt our business.

We and our customers are subject to various federal, state, local and foreign government requirements relating to the protection of the environment. Our revenues and results of operations may be adversely affected by the passage of climate change and other environmental legislation and regulations. For example, new legislation or regulations may result in increased costs directly relating to our compliance or indirectly to the extent that new requirements increase prices charged to us by vendors because of increased compliance costs. At this point, we are unable to determine the impact that climate change and other environmental legislation and regulations could have on our overall business.

23.	The Separation could result in substantial tax liability to CSC and our shareholders.

Among the conditions to completing the Separation was our receipt of a legal opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes, the Separation will qualify for tax-free treatment as a spin-off under Section 355 of the Internal Revenue Code. The legal opinions we received were based on, among other things, various assumptions and representations we provided to counsel. If any of those assumptions or representations turn out to be inaccurate or incomplete, we may not be able to rely on the opinion. Furthermore, a legal opinion of counsel is not binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the opinion and could prevail. If, notwithstanding receipt of the opinion, the Separation is determined to be taxable, we could be subject to a substantial tax liability. In addition, there could be a tax liability for our investors based on the fair market value of the CSRA shares received.
Even if the Separation otherwise qualifies as a tax-free spin-off transaction, the distribution could be taxable to us (but not to our shareholders) in certain circumstances if future significant acquisitions of our stock or the stock of the new company are deemed to be part of a plan or series of related transactions that include the spin-off. In this event, the resulting tax liability could be substantial. In connection with the Separation, we entered into a tax matters agreement with CSRA, under which it agreed not to enter into any transaction without our consent that could cause any portion of the Separation to be taxable to us and to indemnify us for any tax liabilities resulting from such transactions. These obligations and potential tax liabilities may discourage, delay or prevent a change of control of us or of CSRA.

24. The announcement and pendency of our proposed Merger with HPE’s Enterprise Services business could adversely affect our business, financial results and operations.

The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations, regardless of whether the proposed Merger is completed. In particular, we could also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

Item 1B.	Unresolved Staff Comments

The Company has previously received comment letters from the Staff of the SEC’s Division of Corporation Finance (the Staff) with respect to certain of the Company’s filings for its fiscal years 2011, 2012 and 2013. The Company has responded to each of these letters and believes that it has addressed the Staff’s comments. Further, the Company believes that its Form 10-K/A with respect to fiscal year 2014, filed with the SEC on June 5, 2015, also addressed certain of the Staff’s prior comments.

On September 25, 2014, the Company received a letter from the Staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-K for the fiscal year ended March 28, 2014 and the Company's Form 10-Q for the quarter ended July 4, 2014. The Staff provided comments and requested additional information related to certain accounting disclosures, including disclosure relating to software development costs, contingencies and goodwill. The Company responded to that letter on October 16, 2014 and believes that it has addressed the Staff's comments.

On May 27, 2016, we received a letter from the SEC's Division of Corporation Finance stating that it has completed its review of our Form 10-Ks noted above. As of the date of this annual report, the Company has not received confirmation from the Staff that its review process is complete for the Company's Form 10-Q for the quarter ended July 4, 2014. The Company intends to continue to work with the Staff and respond to any remaining comments.

Item 2.	Properties

The following tables provides a summary of properties owned and leased by CSC or its subsidiaries as of April 1, 2016:

Properties Owned	Approximate Square Footage	General Usage
Blythewood, South Carolina	456,000	Computer and General Office
Copenhagen, Denmark	368,000	Computer and General Office
Aldershot, United Kingdom	211,000	General Office
Newark, Delaware	176,000	Computer and General Office
Norwich, Connecticut	144,000	Computer and General Office
Falls Church, Virginia	127,000	General Office
Petaling Jaya, Malaysia	126,000	Computer and General Office
Meriden, Connecticut	118,000	Computer and General Office
Maidstone, United Kingdom	79,000	Computer and General Office
Jacksonville, Illinois	60,000	General Office
Chesterfield, United Kingdom	51,000	General Office
Vadodara, India	47,000	Computer and General Office
Tunbridge Wells, United Kingdom	43,000	Computer and General Office
Sterling, Virginia	41,000	General Office
Various other US and foreign locations	39,000	General Office

Properties Leased	Approximate Square Footage	General Usage
India	2,402,000	General Office
Australia & other Pacific Rim locations	596,000	Computer and General Office
Germany	422,000	General Office
Washington, D.C. area	230,000	General Office
Texas	200,000	General Office
France	172,000	General Office
United Kingdom	159,000	General Office
Illinois	154,000	General Office
Spain	145,000	General Office
Connecticut	135,000	Computer and General Office
Denmark	133,000	General Office
China	119,000	General Office
Puerto Rico	118,000	General Office
Sweden	117,000	General Office
Bulgaria	101,000	General Office
Various other U.S. and foreign locations	1,097,000	Computer and General Office

We currently have facilities in excess of our needs and have entered into various sublease agreements for our unused computer and general office space. As a result, included in our accrued expenses, other current liabilities and other long-term liabilities are costs to be incurred through 2022 related to such facilities. We believe all of the properties we own or lease are well-maintained, suitable and adequate to meet our current and anticipated requirements. For additional information regarding our excess space obligations, see Note 20 of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report.

Approximately 2,131,000, 4,146,000 and 211,000 square feet of our properties are used by our GBS and GIS segments, and Corporate, respectively, and approximately 1,898,000 square feet support the operations of both the GBS and GIS segments. Upon expiration of its leases, the Company expects to obtain renewals or to lease alternative space. Lease expiration dates range from fiscal 2017 through fiscal 2028.

Item 3.	Legal Proceedings

The information required by this Item is set forth in Note 23, Commitments & Contingencies of the Notes to the Consolidated Financial Statements under the caption “Contingencies,” contained in Item 8 of this Annual Report on Form 10-K. Such information is incorporated herein by reference and made a part hereof.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Holders

Common stock of Computer Sciences Corporation is listed and traded on the New York Stock Exchange under the ticker symbol “CSC.”

As of May 13, 2016, the number of registered shareholders of Computer Sciences Corporation’s common stock was 5,548. The following table shows the high and low sales prices of the Company’s common stock as reported on the New York Stock Exchange for each quarter during the last two fiscal years.

	2016(1)		2015(1)
Fiscal Quarter	High	Low	High	Low
1st	$71.00	$63.85	$64.72	$57.46
2nd	68.57	58.77	65.52	56.19
3rd	71.15	29.51	66.99	54.23
4th	34.49	24.27	73.29	59.80

(1) Historical market prices do not reflect any adjustment for the impact of the Separation of CSRA, which occurred during the third quarter of fiscal 2016.

Cash dividends declared on our common stock for each quarter of fiscal 2016 and 2015 are included in Selected Quarterly Financial Data (Unaudited) in Part II, Item 8 of this Annual Report. We expect to return excess cash flow to our stockholders from time to time through our common stock repurchase program described below or the payment of dividends. However, there can be no assurance that share repurchases will occur or future dividends will be declared or paid. Our share repurchase program and the declaration and payment of future dividends, the amount of any such share repurchases or dividends, and the establishment of record and payment dates for dividends, if any, are subject to final determination by our Board of Directors after review of our current strategy and financial performance and position, among other things.

(b) Purchases of Equity Securities

The following table provides information on a monthly basis for the fourth quarter ended April 1, 2016 with respect to the Company’s purchase of equity securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2, 2016 to January 29, 2016	1,250,000	$29.76	1,250,000	$723,551,645
January 30, 2016 to February 26, 2016	518,972	$32.06	250,000	$715,662,670
February 27, 2016 to April 1, 2016	63,273	$31.52	—	$715,662,670

(1)
The Company accepted 329,800 shares of its common stock in the quarter ended April 1, 2016 from employees in lieu of cash due to the Company in connection with the issuance of shares of common stock related to the settlement of restricted stock units. The Company accepted 2,445 shares of common stock in the quarter ended April 1, 2016 tendered by employees in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

(2)
During the first quarter of fiscal 2015, the Company's Board of Directors approved a share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock. CSC has been implementing this program through purchases made in open market transactions and accelerated share repurchase arrangements in compliance with SEC Rule 10b-18 and Rule 10b5-1, subject to market conditions, and applicable state and federal legal requirements. Share repurchases are funded with available cash. The timing, volume, and nature of share repurchases are at the discretion of management, and may be suspended or discontinued at any time. CSC’s Board of Directors has not established an end date for the repurchase program. The Company repurchased 1,500,000 shares of its common stock in the fiscal quarter ended April 1, 2016 pursuant to the share repurchase program. The approximate amount for which shares may yet be purchased under this program at April 1, 2016 is $716 million.

(c) Performance Graph

The graph below compares the total cumulative five-year return on CSC’s common stock through our fiscal year ended April 1, 2016 to: (i) the Standard & Poor’s 500 index and (ii) the Standard & Poor’s North American Technology Index(1). The graph assumes an initial investment of $100 on April 1, 2011 and that dividends have been reinvested.

On November 27, 2015, we completed the Separation of CSRA, Inc. Our stockholders received one share of CSRA common stock for every one share of our common stock held on the Record Date and a Special Dividend of $10.50 per share. The effect of the Separation is reflected in the cumulative total return as a reinvested dividend. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of CSC common stock.

CSC Total Shareholder Return
(Period Ended April 1, 2016)

The following table provides indexed returns assuming $100 was invested on April 1, 2011, with annual returns using CSC's fiscal year ending dates.

Indexed Return Table (2011 = 100)
	Return 2012	Return 2013	Return 2014	Return 2015	Return 2016	Compound Annual Growth Rate
CSC common stock	-37.74%	68.31%	24.35%	10.04%	23.78%	12.42%
S&P 500 Index	8.00%	13.96%	20.88%	13.59%	1.81%	11.58%
S&P North American Technology Index(1)	13.91%	3.80%	25.45%	15.66%	9.38%	13.41%

(1) In prior years, we used the North American Technology Services Index, which was discontinued on March 7, 2016.  Accordingly, we now use the S&P North American Technology Index as a replacement for the discontinued index.

(d) Equity Compensation Plans

See Item 12, contained in Part III of this Annual Report for information regarding our equity compensation plans.

Item 6.	Selected Financial Data (Unaudited)

	As of
(Amounts in millions)	April 1, 2016(6)	April 3, 2015(1), (6)	March 28, 2014(1), (6)	March 29, 2013(1), (6)	March 30, 2012(1), (6)
Total assets	$7,736	$10,221	$11,361	$11,210	$11,149
Debt
Long-term, net of current maturities	1,934	1,635	2,207	2,498	1,486
Short-term	559	—	444	—	43
Current maturities	151	883	237	234	1,211
Total	2,644	2,518	2,888	2,732	2,740
Stockholders’ equity	2,032	2,965	3,950	3,166	2,839
Net debt-to-total capitalization	31.4%	8.1%	6.5%	11.5%	29.5%

	Fiscal Year Ended
(Amounts in millions, except per-share amounts)	2016(6)	2015(3), (6)	2014(3), (6)	2013(3), (6)	2012(3), (6)
Revenues	$7,106	$8,117	$8,899	$9,533	$9,788
Costs of services (excludes depreciation and amortization and restructuring costs)	5,185	6,159	6,032	7,455	8,124
Selling, general and administrative - SEC settlement related charges(4)	—	197	—	—	—
Restructuring costs	23	256	74	251	139
Debt extinguishment costs(5)	95	—	—	—	—
Goodwill impairment(2)	—	—	—	—	232
Income (loss) from continuing operations, before taxes	10	(671)	694	(249)	(1,000)
Income tax (benefit) expense	(62)	(464)	174	(248)	(231)
Income (loss) from continuing operations, net of taxes	72	(207)	520	(1)	(769)
Income from discontinued operations, net of taxes	191	224	448	780	171
Net income attributable to CSC common stockholders	251	2	947	760	(613)
Earnings (loss) per common share:
Basic:
Continuing operations	$0.51	$(1.45)	$3.52	$(0.01)	$(4.98)
Discontinued operations	1.31	1.46	2.89	4.92	1.01
	$1.82	$0.01	$6.41	$4.91	$(3.97)
Diluted:
Continuing operations	$0.50	$(1.45)	$3.45	$—	$(4.98)
Discontinued operations	1.28	1.46	2.83	4.89	1.01
	$1.78	$0.01	$6.28	$4.89	$(3.97)

Cash dividend per common share	$2.99	$0.92	$0.80	$0.80	$0.80

(1) Fiscal 2012 through fiscal 2015 have been adjusted for the adoption of ASU 2015-17 (Topic 740), "Balance Sheet Classification of Deferred Taxes" (see Note 1 of the Notes to the Consolidated Financial Statements).
(2) Fiscal 2012 goodwill impairment charge related to one reporting unit in the GBS segment.
(3) Fiscal 2012 through fiscal 2015 have been adjusted to present discontinued operations for the divestiture of the Company's NPS segment in the third quarter of fiscal 2016 (see Note 4 of the Notes to the Consolidated Financial Statements).
(4) Fiscal 2015 charge related to the settlement of the SEC investigation (see Note 2 of the Notes to the Consolidated Financial Statements).
(5) Fiscal 2016 debt extinguishment costs related to the Company's redemption of all outstanding 6.50% term notes due March 2018 (see Note 13 of the Notes to the Consolidated Financial Statements).
(6) Certain amounts in fiscal 2012 through fiscal 2016 have been restated as the Company identified certain immaterial errors in previously issued financial statements related to income tax (benefit) expense (see Notes 1 and 24 of the Notes to the consolidated Financial Statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and associated Notes as of and for the year ended April 1, 2016, included in Part II, Item 8 of this Annual Report.

The three primary objectives of this discussion are to:

1.	provide a narrative on the Consolidated Financial Statements, as presented through the eyes of management;

2.	enhance the disclosures in the Consolidated Financial Statements and related Notes by providing context within which the Consolidated Financial Statements should be analyzed; and

3.	provide information to assist the reader in ascertaining the predictive value of the reported financial results.

To achieve these objectives, management's discussion and analysis is presented with the following sections:

Overview - includes a description of the Company's business, how it earns revenue and generates cash, as well as a discussion of economic and industry factors, key business drivers, key performance indicators and fiscal 2016 highlights.

Results of Operations - discusses year-over-year changes to operating results for fiscal 2014 through fiscal 2016, describing the factors affecting revenue on a consolidated and reportable segment basis, including new contracts, acquisitions and divestitures and currency impacts, and also describing the factors affecting changes in the Company's major cost and expense categories.

Financial Condition - discusses causes of changes in cash flows, describes the Company's liquidity and available capital resources, any off balance sheet arrangements, outstanding contractual obligations and dividends.

Critical Accounting Estimates - discusses the significant accounting policies that require critical judgments and estimates.

Overview

CSC is a global provider of IT and professional services and solutions. The Company's mission is to enable superior returns on its clients' technology investments through best-in-class industry solutions, domain expertise and global scale.

The Company’s reportable segments are as follows:

•
Global Business Services (GBS) – GBS provides innovative technology solutions including consulting, applications services, and software, which address key business challenges within the customer’s industry. GBS strives to help clients understand and exploit industry trends of IT modernization and virtualization of the IT portfolio (hardware, software, networking, storage and computing assets). GBS has four primary growth areas: end-to-end applications services, consulting services, big data services, and industry aligned next-generation software and solutions. Applications services optimize and modernize clients' business and technical environments, enabling clients to capitalize on emerging services such as cloud, mobility, and big data within new commercial models such as the "as a Service" and digital economies. The consulting services business helps organizations innovate, transform, and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise. The industry aligned next-generation software and solutions growth is focused in the insurance, banking, healthcare and life sciences, manufacturing and other diversified industries. Activities are primarily related to vertical alignment of software solutions and process-based intellectual property that power mission-critical transaction engines. Key competitive differentiators for GBS include its global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Changing business issues such as globalization, fast-developing economies, government regulation, and growing concerns around risk, security, and compliance drive demand for these GBS offerings.

•
Global Infrastructure Services (GIS) – GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers CSC's next-generation cloud offerings, including Infrastructure as a Service (IaaS), private cloud solutions, CloudMail and Storage as a Service. GIS provides a portfolio of standard offerings that have predictable outcomes and measurable results while reducing business risk and operational costs for clients. To provide clients with differentiated offerings, GIS maintains a select number of key alliance partners to make investments in developing unique offerings and go-to-market strategies. This collaboration helps CSC determine the best technology, road map and opportunities to differentiate solutions, expand market reach, augment capabilities, and jointly deliver impactful solutions. GIS seeks to capitalize on the emerging market trend with a rebundled IT portfolio of virtualized infrastructure.

On November 27, 2015, CSC completed the separation of CSRA through a one-for-one pro rata distribution of all shares of CSRA common stock to CSC stockholders as of the Record Date. CSRA's assets and business primarily consist of those that the Company previously reported as its North American Public Sector (NPS) segment. Beginning in the third quarter of fiscal 2016, CSRA's financial results for periods prior to the distribution have been reflected in our Consolidated Statements of Operations, retrospectively, as income from discontinued operations, net of taxes. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year are classified as assets and liabilities of discontinued operations in our Consolidated Balance Sheets. Refer to Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding the separation of CSRA and Note 19 of the Notes to our Consolidated Financial Statements for further information regarding CSC's reportable segments. Unless otherwise stated, financial results herein reflect continuing operations.

Economic and Industry Factors

The Company's results of operations are generally impacted by economic conditions, including macroeconomic conditions. CSC monitors macroeconomic conditions, credit market conditions, and levels of business confidence, and assesses their potential impact on its customers and its own business. A severe and/or prolonged economic downturn could adversely affect the financial condition and the levels of business activities in the industries and geographies in which CSC operates. This may reduce demand for CSC's services or depress pricing of those services and have a material adverse effect on its new contract bookings and results of operations. Particularly in light of recent economic uncertainty, CSC continues to monitor its costs closely in order to respond to changing conditions and to manage any impact to its results of operations.

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

More recently, the Company has rationalized its service offerings and implemented a strategy of selling defined solutions that require less customization and benefit from leveraged delivery at scale. Such solutions include our portfolio of Cloud-based IaaS offerings, managed applications services and a range of discrete offerings for computing, storage, mobility and networking services.

Business Drivers

Revenue in both segments is generated by providing services on a variety of contract types lasting from less than six months to ten years or more. Factors affecting revenue include the Company's ability to successfully:

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

Key Performance Indicators

The Company manages and assesses the performance of its business through various means, with the primary financial measures to include new contract wins, revenue, operating margins, and free cash flow.

New contract wins: In addition to being a primary driver of future revenue, new contract wins also provide management an assessment of the Company's ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new or recompeted contracts, as well as numerous external factors.

Revenue: Revenue is comprised of revenue generated from contracts won in prior periods, known as backlog, and additional work secured in the current year. Year-over-year revenues tend to vary less than new contract wins, and reflect performance on both new and existing contracts. Foreign currency fluctuations also impact revenue.

Operating margins: Operating margins reflect the Company's performance on its contracts and ability to control its costs. While the ratios of various cost elements as a percentage of revenue can shift as a result of changes in the mix of businesses with different cost profiles, a focus on maintaining and improving overall margins leads to improved efficiencies and profitability. Although the majority of the Company's costs are denominated in the same currency as revenues, increased use of offshore support also exposes CSC to additional margin fluctuations.

Free cash flow: Primary drivers of the Company's free cash flow are earnings provided by the Company's operations and the use of capital to generate those earnings. Also contributing to short-term cash flow results are movements in current asset and liability balances.

Fiscal 2016 Highlights

The key operating results for fiscal 2016 include:

•Revenues decreased $1.0 billion, or 12.5%, to $7.1 billion compared to fiscal 2015. On a constant currency basis(1), revenues decreased $544 million, or 6.7%.

•
Operating income(2) was $515 million as compared to $459 million in fiscal 2015. Operating income margins increased to 7.2% from 5.7% in fiscal 2015. Operating income was beneficially impacted by a year-over-year reduction in restructuring costs of $233 million during fiscal 2016, which more than offset the adverse impact of a reduction in revenues which exceeded the decrease in costs of services. Restructuring costs were $23 million in fiscal 2016, as compared to $256 million in fiscal 2015.

•
Earnings (loss) before interest and taxes(3) (EBIT) increased to $95 million as compared to $(565) million in fiscal 2015. The EBIT margin increased to 1.3% from (7.0)% in fiscal 2015, largely as a result of the year-over-year decrease in pension and OPEB actuarial and settlement losses of $485 million, and non-recurrence of the fiscal 2015 SEC settlement related charges of $200 million.

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

(2)
Operating income is a non-GAAP measure used by management to assess performance of the Company's segments and on a consolidated basis. CSC presents this non-GAAP measure because management believes it assists investors by providing another measure of the Company's profitability. The Company’s definition of such measure may differ from that used by other companies. CSC defines operating income as revenue less costs of services, depreciation and amortization expense, restructuring costs and segment selling, general and administrative (SG&A) expense. Operating income, as defined by CSC, excludes corporate G&A, actuarial and settlement charges related to CSC's pension and other postemployment benefit (OPEB) plans, SEC settlement related charges, separation costs, and debt extinguishment costs. Operating margin is defined as operating income as a percentage of revenue. Management compensates for the limitations of this non-GAAP measure by also reviewing income (loss) from continuing operations before taxes.

A reconciliation of consolidated operating income to income (loss) from continuing operations before taxes is as follows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Operating income	$515	$459	$852
Corporate G&A	(216)	(230)	(245)
Pension & OPEB actuarial (losses) gains	(99)	(584)	217
SEC settlement related charges and other	—	(200)	—
Separation costs	(19)	—	—
Interest expense	(123)	(126)	(128)
Interest income	38	20	16
Debt extinguishment costs	(95)	—	—
Other income (expense), net	9	(10)	(18)
Income (loss) from continuing operations before taxes	$10	$(671)	$694

(3)
EBIT is a non-GAAP measure that provides useful information to investors regarding the Company's results of operations as it provides another measure of the Company's profitability, and is considered an important measure by financial analysts covering CSC and its peers. The Company’s definition of such measure may differ from that used by other companies. CSC defines EBIT as net income less income from discontinued operations, interest expense, interest income and income tax (benefit) expense. EBIT margin is defined as EBIT as a percentage of revenue. A reconciliation of EBIT to net income is as follows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
EBIT	$95	$(565)	$806
Interest expense	(123)	(126)	(128)
Interest income	38	20	16
Income tax benefit (expense)	62	464	(174)
Income (loss) from continuing operations	72	(207)	520
Income from discontinued operations	191	224	448
Net income	263	17	968

•
Income (loss) from continuing operations before taxes was $10 million, compared to $(671) million in fiscal 2015, an increase of $681 million. The increase in income from continuing operations was primarily due to a decrease in pension and OPEB actuarial and settlement losses of $485 million, and the SEC settlement related charges of $200 million which was unique to fiscal 2015.

•	Non-GAAP income from continuing operations before taxes(4) was $425 million, compared to $407 million in fiscal 2015.

•	Income from discontinued operations, net of taxes was $191 million, compared to $224 million in fiscal 2015.
Net income (loss) attributable to CSC common stockholders was $251 million, compared to $2 million in fiscal 2015.
Non-GAAP net income attributable to CSC common shareholders(4) was $542 million, compared to $535 million in fiscal 2015.

•
Diluted earnings (loss) per share (EPS) from continuing operations was $0.50 as compared to $(1.45) in the prior year. Diluted EPS from discontinued operations was $1.28 as compared to $1.46 in the prior year.

•	Non-GAAP diluted EPS from continuing operations(4) was $2.57 as compared to $2.24 in the prior year.

•	The Company recorded debt extinguishment costs of $95 million resulting from the early redemption of certain term notes.

(4)
Non-GAAP results are financial measures calculated by excluding certain significant items, which management believes are not indicative of the Company's operating performance. CSC presents these non-GAAP results because management believes they assist investors in comparing the Company's performance across reporting periods on a consistent basis by excluding items that management does not believe are indicative of the Company's core operating performance. Adjustments to results of operations include:

•
Certain CSRA overhead costs - Reflects costs historically allocated to CSRA but not included in discontinued operations based on ASC Subtopic 205-20 "Presentation of Financial Statements - Discontinued Operations." These costs are expected to be largely eliminated on a prospective basis.

•	U.S. Pension and OPEB - Reflects the impact of certain U.S. pension and OPEB plans historically included in CSC's financial results that have been transferred to CSRA as part of the Separation.

•
Separation, restructuring, and other transaction costs - Reflects non-recurring costs related to CSC's separation of CSRA and infrequently occurring costs related to CSC's (1) certain restructuring related to workforce optimization and real estate charges, including the fiscal 2015 special restructuring, (2) previously announced acquisitions and (3) process remediation related to fiscal 2016 software implementation.

•	Pension and OPEB actuarial & settlement gains (losses) - Reflects pension and OPEB actuarial and settlement gains (losses) from mark-to-market accounting.

•	Debt extinguishment costs - Reflects costs related to the fiscal 2016 redemption of all outstanding 6.50% term notes due March 2018.

•	SEC settlement-related items - Reflects costs associated with certain SEC charges and settlements.

•	Reversal of contingent consideration - Reflects fiscal 2014 reversal of contingent consideration related to the acquisition of ServiceMesh.

•
Tax valuation allowance & adjustments - Reflects the adoption of ASU 2016-09 as described in Note 1 of the Notes to the Consolidated Financial Statements, adjustments to tax valuation allowances in certain jurisdictions and the application of a 20% tax rate, for the first and second quarters of fiscal 2016, fiscal 2015, and fiscal 2014, which is at the low end of the prospective targeted effective tax rate range of 20% to 25% and effectively excludes the impact of discrete tax adjustments for those periods.

A reconciliation of non-GAAP results to reported results is as follows:

	Twelve Months Ended April 1, 2016
(Amounts in millions, except per-share amounts)	As reported	Certain CSRA overhead costs	U.S. Pension & OPEB	Separation, restructuring & other transaction costs	Pension & OPEB actuarial & settlement losses	SEC settlement related items	Debt extinguishment costs	Tax valuation allowance & adjustments	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$5,185	$(41)	$32	$(5)	$(100)	$—	$—	$—	$5,071

Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	$1,040	$(47)	$6	$(55)	$1	$(5)	$—	$—	$940

Income (loss) from continuing operations, before taxes	$10	$(88)	$38	$(161)	$(99)	$(5)	$(100)	$—	$425
Income tax (benefit) expense	$(62)	$(34)	$15	$(41)	$(18)	$(2)	$(40)	$(4)	$62
Income (loss) from continuing operations	$72	$(54)	$23	$(120)	$(81)	$(3)	$(60)	$4	$363

Net income	$263	$(54)	$23	$(120)	$(81)	$(3)	$(60)	$4	$554
Less: net income attributable to noncontrolling interest, net of tax	$12	$—	$—	$—	$—	$—	$—	$—	$12
Net income attributable to CSC common stockholders	$251	$(54)	$23	$(120)	$(81)	$(3)	$(60)	$4	$542

Effective Tax Rate	(620.0)%								14.6%

Basic EPS from continuing operations	$0.51	$(0.39)	$0.17	$(0.87)	$(0.59)	$(0.02)	$(0.43)	$0.03	$2.63
Diluted EPS from continuing operations	$0.50	$(0.38)	$0.16	$(0.85)	$(0.57)	$(0.02)	$(0.42)	$0.03	$2.57

Weighted average common shares outstanding for:
Basic EPS	138.281	138.281	138.281	138.281	138.281	138.281	138.281	138.281	138.281
Diluted EPS	141.329	141.329	141.329	141.329	141.329	141.329	141.329	141.329	141.329

* The net periodic pension cost within income from continuing operations includes $49 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $179 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

	Twelve Months Ended April 3, 2015
(Amounts in millions, except per-share amounts)	As reported	Certain CSRA overhead costs	U.S. Pension & OPEB	Pension & OPEB actuarial & settlement losses	SEC settlement related charges	Special restructuring costs	Tax valuation allowance & adjustments	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$6,159	$(32)	$43	$(525)	$—	$—	$—	$5,645

Selling, general and administrative (excludes depreciation and amortization, SEC settlement related charges and restructuring costs)	$1,220	$(72)	$8	$(59)	$(3)	$—	$—	$1,094

(Loss) income from continuing operations, before taxes	$(671)	$(104)	$51	$(584)	$(200)	$(241)	$—	$407
Income tax (benefit) expense	$(464)	$(40)	$20	$(135)	$(2)	$(50)	$(338)	$81
(Loss) income from continuing operations	$(207)	$(64)	$31	$(449)	$(198)	$(191)	$338	$326

Net income (loss)	$17	$(64)	$31	$(449)	$(198)	$(191)	$338	$550
Less: net income attributable to noncontrolling interest, net of tax	$15	$—	$—	$—	$—	$—	$—	$15
Net income (loss) attributable to CSC common stockholders	$2	$(64)	$31	$(449)	$(198)	$(191)	$338	$535

Effective Tax Rate	69.2%							19.9%

Basic EPS from continuing operations	$(1.45)	$(0.45)	$0.22	$(3.15)	$(1.39)	$(1.34)	$2.37	$2.29
Diluted EPS from continuing operations	$(1.45)	$(0.44)	$0.21	$(3.08)	$(1.36)	$(1.31)	$2.32	$2.24

Weighted average common shares outstanding for:
Basic EPS	142.557	142.557	142.557	142.557	142.557	142.557	142.557	142.557
Diluted EPS	142.557	145.780	145.780	145.780	145.780	145.780	145.780	145.780

* The net periodic pension cost within income from continuing operations includes $298 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $223 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

	Twelve Months Ended March 28, 2014
(Amounts in millions, except per-share amounts)	As reported	Certain CSRA overhead costs	U.S. Pension & OPEB	Pension & OPEB actuarial & settlement gains	Reversal of contingent consideration	Tax adjustment	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$6,032	$(36)	$26	$170	$—	$—	$6,192

Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	$1,099	$(65)	$4	$47	$21	$—	$1,106

Income (loss) from continuing operations, before taxes	$694	$(101)	$30	$217	$21	$—	$527
Income tax expense (benefit)	$174	$(40)	$12	$68	$6	$23	$105
Income (loss) from continuing operations	$520	$(61)	$18	$149	$15	$(23)	$422

Net income (loss)	$968	$(61)	$18	$149	$15	$(23)	$870
Less: net income attributable to noncontrolling interest, net of tax	$21	$—	$—	$—	$—	$—	$21
Net income (loss) attributable to CSC common stockholders	$947	$(61)	$18	$149	$15	$(23)	$849

Effective Tax Rate	25.1%						19.9%

Basic EPS from continuing operations	$3.52	$(0.41)	$0.12	$1.01	$0.10	$(0.16)	$2.86
Diluted EPS from continuing operations	$3.45	$(0.40)	$0.12	$0.99	$0.10	$(0.15)	$2.79

Weighted average common shares outstanding for:
Basic EPS	147.647	147.647	147.647	147.647	147.647	147.647	147.647
Diluted EPS	150.761	150.761	150.761	150.761	150.761	150.761	150.761

* The net periodic pension cost within income from continuing operations includes $242 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $186 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

•	The Company announced contract awards(5) of $8.6 billion, including GBS segment awards of $4.3 billion and GIS segment awards of $4.3 billion.

•	Days Sales Outstanding (DSO)(6) was 83 days at April 1, 2016, an increase from 75 days at April 3, 2015.

•	Net debt-to-total capitalization ratio(7) was 31.4% at the end of fiscal 2016, an increase from 8.1% at the end of fiscal 2015.

•
Cash provided by operating activities was $802 million, as compared to $1.5 billion during fiscal 2015. Cash used in investing activities was $1.2 billion, as compared to $536 million during fiscal 2015. Cash used in financing activities was $485 million, as compared to $1.1 billion during fiscal 2015.

•	Free cash flow(8) was $319 million, as compared to $757 million in fiscal 2015.

(5)
Business awards for GBS & GIS are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include approved option years. Segment awards may not add to total awards due to rounding.

(6)
DSO is calculated as total receivables at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenues divided by the number of days in the fiscal period. Total receivables include unbilled receivables but excludes income tax receivables and long-term receivables.

(7)
Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess the Company's ability to service its debts using only its cash and cash equivalents. CSC presents these non-GAAP measures to assist investors in analyzing the Company's capital structure in a more comprehensive way compared to gross debt based ratios alone. Net debt-to-total capitalization ratio is defined as total current and long-term debt less total cash and cash equivalents divided by the sum of total debt and equity, including noncontrolling interest.

(8)
Free cash flow is a non-GAAP measure and the Company's definition of such measure may differ from that used by other companies. CSC defines free cash flow as equal to the sum of (1) operating cash flows, (2) investing cash flows, excluding business acquisitions, dispositions and investments (including short-term investments and purchase or sale of available for sale securities) and (3) payments on capital leases and other long-term asset financings. Free cash flow is further adjusted for certain non-recurring cash flow items, such as (i) payments related to separation and transaction costs related to fiscal 2016 acquisitions, (ii) payments related to certain restructuring, (iii) SEC settlement related payments, (iv) benefit from the sale of accounts receivables and (v) certain CSRA overhead costs.

CSC’s free cash flow measure does not distinguish operating cash flows from investing cash flows as they are required to be presented in accordance with GAAP, and should not be considered a substitute for operating and investing cash flows as determined in accordance with GAAP. Free cash flow is one of the factors CSC management uses in reviewing the overall performance of the business. Management compensates for the limitations of this non-GAAP measure by also reviewing the GAAP measures of operating, investing and financing cash flows. CSC's free cash flow measure includes CSRA through the date of Separation. A reconciliation of free cash flow to the most directly comparable GAAP financial measure is presented below:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Net cash provided by operating activities(a)	$802	$1,473	$1,577
Net cash used in investing activities(b)	(1,126)	(536)	(566)
Acquisitions, net of cash acquired	554	49	190
Business dispositions	(37)	13	(248)
Short-term investments	70	—	(5)
Payments on capital leases and other long-term asset financings	(166)	(242)	(242)
Payments on separation and other transaction costs	79	—	—
Payments on restructuring costs	173	—	—
SEC settlement-related payments	187	—	—
Sale of NPS accounts receivables	(239)	—	—
Certain CSRA overhead costs	22	—	—
Free cash flow	$319	$757	$706

(a) Amounts have been adjusted as a result of the adoption of ASU 2016-09 (see Note 1 of the Notes to the Consolidated Financial Statements).
(b) Excludes capital expenditures financed through CSC Finco.

Results of Operations

Revenues

Revenues for the GBS and GIS segments for fiscal 2016, 2015, and 2014 were as follows:

	Twelve Months Ended
	April 1, 2016		April 3, 2015		March 28, 2014
(Amounts in millions)	Amount	Percent Change	Amount	Percent Change	Amount
GBS	$3,637	(9.9)%	$4,036	(6.6)%	$4,321
GIS	3,469	(15.0)%	4,081	(10.9)%	4,578
Total Revenue	$7,106	(12.5)%	$8,117	(8.8)%	$8,899

The major factors impacting the percent change in revenues are as follows:

Twelve Months Ended April 1, 2016 vs. April 3, 2015	Acquisitions	Approximate Impact of Currency Fluctuations	Organic Growth (Decline)	Total
GBS	1.6%	(6.1)%	(5.4)%	(9.9)%
GIS	0.9%	(5.4)%	(10.5)%	(15.0)%
Cumulative Net Percentage	1.2%	(5.8)%	(7.9)%	(12.5)%

Twelve Months Ended April 3, 2015 vs. March 28, 2014	Acquisitions	Approximate Impact of Currency Fluctuations	Organic Growth (Decline)	Total
GBS	—%	(1.9)%	(4.7)%	(6.6)%
GIS	0.5%	(1.5)%	(9.9)%	(10.9)%
Cumulative Net Percentage	0.3%	(1.7)%	(7.4)%	(8.8)%

The Company's fiscal 2016 revenue decreased $1.0 billion as compared to fiscal 2015. This decrease was primarily due to a reduction in organic revenue of $644 million and the adverse impact of foreign currency movement of $467 million, partially offset by $100 million of revenue from acquisitions. The fiscal 2016 revenue reduction was due to revenue reductions from contract terminations and conclusions and contractual price reductions more than offsetting revenues from new business and acquisitions.

The Company's fiscal 2015 revenue decreased $782 million as compared to fiscal 2014. This decrease was primarily due to a reduction in organic revenue of $660 million and the adverse impact of foreign currency movement of $148 million, partially offset by $26 million of revenue from acquisitions. The fiscal 2015 revenue reduction was due to revenues from new business not keeping pace with revenue reductions due to contract completion and termination and contractual price reductions.

Global Business Services

Fiscal 2016

GBS segment revenue decreased $399 million, or 9.9%, as compared to fiscal 2015. In constant currency, revenue decreased $154 million or 3.8%, which was an improvement as compared to the fiscal 2015 revenue decrease in constant currency of 4.7%. The unfavorable foreign currency impact of $245 million, or 61.4% of the year-over-year decrease, was due to the strengthening of the U.S. dollar against most currencies. The revenue decrease in constant currency included revenue from the extra week in the first quarter of fiscal 2015, which did not recur in fiscal 2016.

Included in fiscal 2016 revenue is acquisition revenue of $65 million from the acquisition of Fruition Partners, Axon, and UXC, which were completed late in the second, third, and fourth quarters of fiscal 2016, respectively.

The decrease in GBS' revenue in constant currency of $154 million was mainly due to reduced revenue within its applications and consulting businesses, partially offset by revenue increases in the Big Data offering. Reduced applications revenue resulted from contracts that concluded, which more than offset revenue from new contracts and the acquisitions mentioned above. Lower consulting revenue was due to lower project volumes and contract conclusions. Higher big data revenues resulted from increased revenues from both existing contracts and new business.

During fiscal 2016, GBS had contract awards of $4.3 billion compared to $4.7 billion in fiscal 2015.

Fiscal 2015

GBS segment revenue decreased $285 million, or 6.6%, as compared to fiscal 2014. In constant currency, revenue decreased $205 million, or 4.7%. The unfavorable foreign currency impact was due to the strengthening of the U.S. dollar against most currencies except the British pound.

The decrease in GBS' revenue in constant currency of $205 million was mainly due to lower revenue from its consulting and applications offerings. These consulting revenue decreases were primarily due to project completions not fully offset by new business. The consulting revenue was also adversely impacted by the continuing repositioning of the business from a partner-led model to a more industry-focused technology consulting model. The U.K. region, where the repositioning of the consulting business was first initiated had year-over-year revenue increases. In addition, the consulting revenues' year-over-year trend was adversely impacted by $36 million of revenue recognized in fiscal 2014 resulting from initiation of revenue recognition on a contract which had previously deferred revenue under software accounting rules. The decrease in applications business was due to contracts winding down or completed which were not fully replaced by new business. These decreases in GBS revenue were partially offset by $23 million of adverse fiscal 2014 revenue adjustments, within the industry software and solutions group, which did not repeat in fiscal 2015.

During fiscal 2015, GBS had contract awards of $4.7 billion compared to $6.1 billion in fiscal 2014.

Global Infrastructure Services

Fiscal 2016

GIS segment revenue decreased $612 million, or 15.0%, as compared to fiscal 2015. In constant currency, revenue decreased $390 million, or 9.6%. The unfavorable foreign currency impact of $222 million, or 36.3% of the year-over-year decrease, was due to the strengthening of the U.S. dollar against most currencies. The revenue decrease in constant currency included revenue from the extra week in the first quarter of fiscal 2015, which did not recur in fiscal 2016.

Included in fiscal 2016 revenue is acquisition revenue of $35 million from the acquisitions of Fixnetix and UXC which were completed late in the second and fourth quarters of fiscal 2016, respectively.

The decrease in GIS' revenue in constant currency of $390 million was due to reduced revenue from contracts that terminated or concluded as well as an unfavorable impact from price-downs and contract restructurings. These revenue decreases were partially offset by an increase in revenues from new contracts and the acquisition revenue mentioned above.

During fiscal 2016, GIS had contract awards with a total value of $4.3 billion compared to $4.1 billion during fiscal 2015.

Fiscal 2015

GIS segment revenue decreased $497 million, or 10.9%, as compared to fiscal 2014. In constant currency, revenue decreased $429 million, or 9.4%. The unfavorable foreign currency impact was due to the strengthening of the U.S. dollar against most currencies except the British pound.

The decrease in GIS' revenue for fiscal 2015 of $429 million was due to reduced revenue of $252 million from contracts that terminated or concluded, lower revenue of $354 million due to price-downs and restructured contracts, and $31 million of lower pass-through revenue. Partially offsetting these decreases was increased revenue of $208 million from new business and net growth on existing contracts, and from the next generation cloud and cyber security offerings.

During fiscal 2015, GIS had contract awards with a total value of $4.1 billion as compared to $4.1 billion during fiscal 2014.

Costs and Expenses

The Company’s total costs and expenses were as follows:

	Twelve Months Ended			Percentage of Revenue
Dollars in millions	April 1, 2016	April 3, 2015	March 28, 2014	2016	2015	2014
Costs of services (excludes depreciation and amortization and restructuring costs)	$5,185	$6,159	$6,032	73.0%	76.0%	67.8%
Selling, general and administrative (excludes depreciation and amortization, SEC settlement related charges and restructuring costs)	1,040	1,220	1,099	14.6	15.0	12.3
Selling, general and administrative - SEC settlement related charges	—	197	—	—	2.4	—
Depreciation and amortization	658	840	870	9.3	10.3	9.8
Restructuring costs	23	256	74	0.3	3.2	0.8
Separation costs	19	—	—	0.3	—	—
Interest expense, net	85	106	112	1.2	1.3	1.3
Debt extinguishment costs	95	—	—	1.3	—	—
Other (income) expense, net	(9)	10	18	(0.1)	0.1	0.2
Total costs and expenses	$7,096	$8,788	$8,205	99.9%	108.3%	92.2%

The year-over-year trend of total costs has been impacted by the recognition of actuarial and pension settlement (gains) losses (see Note 14 of the Notes to the Consolidated Financial Statements). Total costs for fiscal 2016 decreased by $484 million as compared to fiscal 2015, and total costs for fiscal 2015 increased $801 million as compared to fiscal 2014, due to actuarial and pension settlement (gains) losses. Excluding the impact of actuarial and pension settlement (gains) losses and restructuring costs, the total costs as a percentage of revenue for fiscal 2016, 2015, and 2014 were 98.5%, 97.9%, and 93.8%, respectively.

Costs of services include $100 million, $525 million, and $(170) million of actuarial and pension settlement losses (gains) for fiscal 2016, 2015, and 2014, respectively. Similarly, selling, general and administrative expenses include $(1) million, $59 million, and $(47) million of actuarial and pension settlement losses (gains) for fiscal 2016, 2015, and 2014, respectively.

Costs of Services

Fiscal 2016

Costs of services (COS), as a percentage of revenue, excluding restructuring charges and depreciation and amortization, decreased to 73.0% for fiscal 2016 from 76.0% for fiscal 2015. The amount of restructuring charges, net of reversals, excluded from COS was $7 million and $248 million for fiscal 2016 and 2015, respectively.

The decrease in the COS ratio for fiscal 2016 was primarily a result of the $425 million year-over-year favorable change in the recognition of actuarial and pension settlement losses. During fiscal 2016 and 2015, the Company recognized $100 million and $525 million, respectively, of actuarial and pension settlement losses in COS, resulting from the remeasurement of pension assets and liabilities associated with the Company's defined benefit pension plans.

Excluding the impact of the pension adjustments described above, the COS ratio increased 2.2% to 71.6% during fiscal 2016. The increase in the COS ratio was driven primarily by the reduction in revenue, which more than offset the decrease in COS. The net reduction in COS was a result of management's cost reduction initiatives, including reduced headcount, that sought to align the Company's cost structure with business needs. The increase in the COS ratio was partially offset by a gain of $31 million on the sale of certain intangible assets.

Fiscal 2015

COS, excluding restructuring charges of $248 million and $68 million, for fiscal 2015 and 2014, respectively, and depreciation and amortization, as a percentage of revenue increased to 76.0% for fiscal 2015 from 67.8% for fiscal 2014. The increase in the COS ratio is attributable to the year-over-year unfavorable impact of $695 million resulting from the recognition of pension and OPEB actuarial losses associated with the Company's defined benefit plans. For fiscal 2015, the Company recognized $525 million of actuarial losses, as compared to $170 million of net actuarial gains in fiscal 2014. Excluding the impact of the pension adjustments described above, the COS ratio for fiscal 2015 was 69.4%, a decrease of 0.3% points from the fiscal 2014 ratio of 69.7%.

The decrease in the COS ratio, was largely due to lower year-over-year headcount resulting from management's restructuring efforts that were directed to align resources to support business needs, and other initiatives to reduce costs. The reduction in the COS ratio due to these activities more than offset the impact of decreased revenues. In addition, the COS ratio benefited from the gain of $53 million on the sale of certain intangible assets.

Selling, General and Administrative

Fiscal 2016

Selling, general and administrative (SG&A) expense, excluding restructuring charges of $16 million and $8 million for fiscal 2016 and 2015, respectively, as a percentage of revenue, decreased slightly to 14.6% for fiscal 2016 from 15.0% for fiscal 2015.

The SG&A ratio for fiscal 2016 was impacted by the year-over-year favorable change in the recognition of actuarial and pension settlement losses. The Company recognized no actuarial and pension settlement losses in SG&A during fiscal 2016. Comparatively, during fiscal 2015, the Company recognized $59 million of actuarial and pension settlement losses in SG&A, resulting from the remeasurement of pension assets and liabilities associated with the Company's defined benefit pension plans.

Excluding the impact of the pension adjustments described above, the SG&A ratio increased 0.3% for fiscal 2016. The increase in the SG&A ratio was driven primarily by the reduction in revenue, which more than offset the decrease in SG&A. The lower SG&A costs during fiscal 2016 were primarily the result of management's cost reduction initiatives that sought to align the Company's cost structure with business needs and a settlement recovery of $16 million.

Corporate G&A for fiscal 2016 was $216 million, as compared to $230 million for 2015. The decrease in Corporate G&A was due to continuance of management's overhead reduction initiatives.

Fiscal 2015

SG&A expense, excluding the SEC settlement related charges of $197 million and restructuring charges of $8 million and $6 million for fiscal 2015 and 2014, respectively, as a percentage of revenue, increased to 15.0% for fiscal 2015 from 12.3% for fiscal 2014.

The increase in the fiscal 2015 SG&A ratio was primarily attributable to the year-over-year unfavorable $106 million impact resulting from recognition of pension and OPEB actuarial losses associated with the Company's defined benefit plans. For fiscal 2015, the Company recognized $59 million of net actuarial losses, compared to $47 million of net actuarial gains in fiscal 2014. The fiscal 2015 SG&A ratio was also unfavorably impacted by a $21 million gain recognized in fiscal 2014, resulting from reversal of contingent consideration related to the fiscal 2014 acquisition of ServiceMesh, Inc., (see Note 3 of the Notes to the Consolidated Financial Statements). Excluding the impact of the pension and OPEB adjustments and the ServiceMesh related gain, the SG&A ratio for fiscal 2015 was 14.3%, an increase of 1.2% from the fiscal 2014 ratio of 13.1%.

The higher SG&A ratio for fiscal 2015 was due to lower revenues, an increase in bid and proposal spend mainly within the GIS segment, and greater investments in the sales coverage and sales support functions. The year-over-year SG&A ratio comparison was also adversely impacted due to redirecting of certain account-focused executives, who were previously engaged in contract delivery activities and included within COS, to focus on sales activities effective the second quarter of fiscal 2014.

Corporate G&A for fiscal 2015 was $230 million, as compared to $245 million for 2014. The decrease in Corporate G&A was the result of management's overhead reduction initiatives.

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

During the first quarter of fiscal 2016, the agreed-upon settlement with the SEC was formally approved by the SEC and became effective on June 5, 2015 and the Company has agreed, in addition to the payment of the fine and the engagement of the compliance consultant referenced above, to cease and desist from further violations of the anti-fraud, reporting, and books-and-records provisions of the U.S. securities laws. As part of the settlement, the Company has neither admitted nor denied the SEC’s allegations concerning such matters. Further, as part of the settlement, on June 5, 2015, the Company filed its Form 10-K/A in respect of its fiscal year ended March 28, 2014 in order to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and 2010 reflected in the five-year financial data table, all as previously set forth in the Company’s originally filed Form 10-K for its 2014 fiscal year. The restatement had no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss), Statements of Cash Flows and Statements of Changes in Equity for fiscal 2013 or fiscal 2014 or on its financial statements for fiscal 2015. The independent compliance consultant completed its review of the Company's compliance policies and submitted its report to the SEC on October 2, 2015. The Company has completed implementation of the consultant's recommendations. See Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding the settlement of the SEC investigation.

Depreciation and Amortization

Fiscal 2016

Depreciation and amortization (D&A) as a percentage of revenue decreased to 9.3% for fiscal 2016 from 10.3% for fiscal 2015. The decrease in the ratio was primarily driven by lower D&A within the GIS segment as a result of lower capital expenditures and due to sale of contract assets to customers where contracts had concluded.

Fiscal 2015

D&A as a percentage of revenue increased to 10.3% for fiscal 2015 from 9.8% for fiscal 2014, primarily due to decreased revenues.

Restructuring Costs

Total restructuring costs recorded, net of reversals, during fiscal 2016, 2015, and 2014 were $23 million, $256 million, and $74 million, respectively. The net amounts recorded included $7 million, $3 million and $22 million of pension benefit augmentations for fiscal 2016, 2015, and 2014, respectively, owed to certain employees under legal or contractual obligations. These augmentations will be paid as part of normal pension distributions over several years.

During fiscal 2016, the Company initiated restructuring actions (the Fiscal 2016 Plan) across its business segments. The objectives of the Fiscal 2016 Plan are to optimize utilization of facilities and right size overhead organizations as a result of the separation of CSRA.

The Company initiated restructuring actions during fiscal 2015 (the Fiscal 2015 Plan) to further reduce headcount in order to align resources to support business needs. As part of this plan, the Company recorded a special restructuring charge of $241 million in the fourth quarter of fiscal 2015 to accelerate efforts to optimize the workforce in high cost markets, particularly in Europe, address its labor pyramid and right-shore its labor mix.

Under a plan that commenced during the fourth quarter of fiscal 2012 (the Fiscal 2013 Plan), the Company continued its efforts to reduce costs, resulting in additional workforce and facilities-related restructuring. These actions related primarily to reducing headcount to align resources to support business needs, including an assessment of management span of control and layers, and to further increase the use of lower off-shore resource costs.

See Note 20 of the Notes to the Consolidated Financial Statements for further discussion.

Separation Costs

Costs associated with activities relating to the Separation of CSRA, which occurred during the third quarter of fiscal 2016, are expensed when incurred. These costs are comprised primarily of third-party accounting, legal and other consulting services. Separation costs were $19 million for fiscal 2016. There were no separation costs recorded in prior years.

Interest Expense and Interest Income

Fiscal 2016

Interest expense for fiscal 2016 was $123 million as compared to $126 million in fiscal 2015. The year-over-year decrease in interest expense for fiscal 2016 was primarily due to lower interest rates than the prior year, which more than offset the increase in borrowings. Included in interest expense for fiscal 2016 is a write-off of $2 million of deferred costs and discount related to the redemption of the 6.50% term notes due March 2018 during the fourth quarter of fiscal 2016.

Interest income for fiscal 2016 was $38 million as compared to $20 million in fiscal 2015. The increase in interest income for fiscal 2016 resulted both from higher interest rates in some of the jurisdictions where the Company holds balances and principally from increased payments from banks for higher compensating deposit balances in the Company's cash management operations and notional pooling arrangements that are counterbalanced by higher overdraft fees and interest expense.

Fiscal 2015

There were no significant year-over-year changes in interest expense and interest income. Interest expense for fiscal 2015 was $126 million as compared to $128 million in fiscal 2014. Interest income for fiscal 2015 was $20 million as compared to $16 million in fiscal 2014.

Debt Extinguishment Costs

During fiscal 2016, the Company redeemed all outstanding 6.50% term notes due March 2018 at par plus redemption premiums related to a make-whole provision and accrued interest. The Company recorded $95 million of debt extinguishment costs, which consists primarily of the redemption premiums mentioned above, within the Consolidated Statement of Operations for fiscal 2016. There were no debt extinguishment costs recorded in prior years.

See Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

Other (Income) Expense, Net

The components of other (income) expense, net for fiscal 2016, fiscal 2015, and fiscal 2014 are:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Foreign currency (gain) loss	$(1)	$11	$15
Other (gain) loss	(8)	(1)	3
Total other (income) expense, net	$(9)	$10	$18
Fiscal 2016

Other (income) expense, net increased by $19 million primarily due to the $12 million year-over-year benefit of favorable movements in foreign currency exchange rates used to fair value the Company's foreign currency option and forward contracts and the related foreign currency denominated assets and liabilities, and a $6 million gain on sale of certain assets.

Fiscal 2015

Other (income) expense, net decreased by $8 million, most significantly due to a $4 million decrease in foreign currency loss resulting from a favorable movement in exchange rates between the U.S. dollar and the Indian Rupee.

Taxes

The Company's effective tax rate (ETR) on income (loss) from continuing operations for fiscal 2016, 2015, and 2014 was (620.0)%, (69.2)%, and 25.1%, respectively. As a global enterprise, our ETR is affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the U.S., legislation, acquisitions, dispositions, and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 12 of the Notes to the Consolidated Financial Statements.

In fiscal 2016, the ETR was primarily impacted by:

•
The early adoption of Accounting Standards Update 2016-09 "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) resulted in a tax benefit from the excess tax benefits realized from share options vested or exercised. This increased the overall income tax benefit and the ETR by $23 million and 230%, respectively.

•
An increase in the overall valuation allowance primarily due to the divestiture of the Company's former NPS business division, which resulted in an increase in the valuation allowances related to state net operating losses and state tax credits. This decreased the overall income tax benefit and ETR by $27 million and 270%, respectively.

•
The release of a liability for uncertain tax positions following the closure of the U.K. tax audit for fiscal 2010 to 2012. This increased the income tax benefit by $58 million and increased the ETR by 580%.

•	The Company recognized adjustments to uncertain tax positions in the U.S. that increased the overall income tax benefit by $24 million and increased the ETR by 240%, respectively.

In fiscal 2015, the ETR was primarily impacted by:

•	The impact of the non-deductible SEC settlement of $190 million, which decreased the income tax benefit and the ETR by $73 million and 10.9%, respectively.

•
Local losses on investments in Luxembourg increased the foreign rate differential and the ETR by $325 million and 48.4%, respectively, with an offsetting decrease in the ETR due to an increase in the valuation allowance of the same amount.

•
Changes in valuation allowances in certain jurisdictions, including a valuation allowance release in the U.K. The total impact of the valuation allowance release increased the income tax benefit and the ETR by $235 million and 35.0%, respectively. There was a net decrease in valuation allowances in fiscal 2015.

In fiscal 2014, the ETR was primarily impacted by:

•	The Company recorded a tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR by 1.5%.

•
A net increase in uncertain tax positions across various jurisdictions of $41 million which increased the ETR by 6.0%. The primary drivers of this increase in tax expense were related to various tax issues including transfer pricing and foreign exchange losses.

•	A decrease in the valuation allowance determined on a tax jurisdictional basis due to a shift in the global mix of income which decreased tax expense and the ETR by $58 million and 8.4%, respectively.

•
Local income on investment recoveries in Luxembourg (i) decreased the valuation allowance and the ETR by $91 million and 13.1%, respectively, and (ii) increased the foreign rate differential and ETR by $91 million and 13.1%, respectively.

As of April 1, 2016, in accordance with ASC 740, "Income Taxes," the Company’s liability for uncertain tax positions was $193 million, including interest of $33 million, penalties of $11 million, and net of tax attributes of $31 million. During the year ended April 1, 2016, the Company had a net decrease in interest of $6 million ($4 million net of tax) and an increase in accrued penalties of $2 million.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against deferred tax assets of approximately $1 billion as of April 1, 2016 due to uncertainties related to the ability to utilize these assets. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies, and recent financial operations.

The Company entered into negotiations for a resolution of the fiscal 2008 through 2010 audit through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company agreed to extend the statute of limitations associated with the audit through November 30, 2016. During the fourth quarter of fiscal 2016, the Company and the IRS reached an agreement in principle as to the settlement terms and the Company remeasured its uncertain tax positions.

The Company has tax positions related to certain legislation that has historically been subject to annual extension, resulting in uncertainty related to the corresponding impact on future income tax results. For example, the Company has favorable positions related to the research & development tax credit, bonus depreciation, and the look-through rules related to Subpart F income. In 2015, Congress enacted the “Protecting Americans from Tax Hikes” (PATH) Act, which made several of these provisions permanent, or extended them for multiple years; which is favorable for the Company’s ability to forecast these impacts accurately in future years.

In May 2013, the India Finance Act 2013 introduced a share buyback tax. Additional legislation was passed effective in May 2015 that increased the share buyback tax rate to 23.07% and increased the dividend distribution tax rate to 20.36%, among other changes. The Company uses the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our India operations as these earnings are permanently reinvested. If the Company changes its intent and distributes such earnings either in the form of a dividend or a share buyback, dividend distribution tax or share buyback tax will be incurred.

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

The U.K. Finance Act 2016 (Finance Act) is expected to be enacted sometime in third quarter of fiscal 2017. When the 2016 Budget was presented on March 16, 2016, various measures were announced that could have an impact on CSC’s future financial results in the U.K. The proposed legislation will impose restrictions on the utilization of prior period losses against current period profits, limitations on interest deductions, and changes to anti-hybrid rules and an expansion in the scope of withholding taxes to certain intangible assets. As the detail of the legislation has yet to be finalized or enacted, it is difficult at this stage to determine the impact of the Finance Act on CSC’s future financial results in the U.K. at this time.

Additionally, the 2016 budget proposed a reduction in the main rate of U.K. corporation tax to 17.0% effective April 1, 2020. This legislation is due to be enacted in fiscal 2017 and is expected to reduce the value of the Company’s U.K. deferred tax assets by approximately $7 million.

The German Tax Authority audit of fiscal 2006 through 2009 was also closed during the fiscal year, resulting in a cash payment of approximately $11 million and a reduction in tax losses carried forward of $90 million. Provision for these amounts was made during fiscal 2015; and therefore, closure of this audit did not result in any tax expense or benefit in fiscal 2016.

Income from Discontinued Operations

In fiscal 2016, the Company completed its Separation from CSRA which was comprised primarily of the NPS reportable segment. Income from discontinued operations, net of taxes, for fiscal 2016, 2015, and 2014, primarily reflects the Separation from CSRA. Refer to Note 4 of the Notes to the Consolidated Financial Statements for further information.

In addition to the Separation from CSRA, the Company divested certain non-core businesses as a part of its service portfolio optimization initiative to focus on next-generation technology services during fiscal 2016, 2015, and 2014,. During fiscal 2016, the Company divested its wholly owned subsidiary, Welkin, which was included within the NPS segment, and in fiscal 2015, the Company divested a German software business within the GBS segment. Fiscal 2014 divestitures included ATD from within the NPS segment and the flood insurance business from within the GBS segment. All fiscal 2016, 2015 and 2014 divestitures have been included within Income from discontinued operations, net of taxes in the Consolidated Statements of Operations.

The fiscal 2016, 2015 and 2014 Income from discontinued operations, net of taxes, was $191 million, $224 million and $448 million, respectively. Income from discontinued operations, net of taxes included $(18) million and $86 million of (loss) gain on disposition, net of taxes from the sale of the businesses for fiscal 2015 and 2014, respectively.

Earnings (Loss) Per Share and Share Base

Fiscal 2016

Diluted EPS for fiscal 2016 was $1.78 which was an increase of $1.77 from fiscal 2015. Diluted EPS from continuing operations in fiscal 2016 increased $1.95 and diluted EPS from discontinued operations decreased $0.18 when compared to fiscal 2015 results.

Diluted EPS from continuing operations increased primarily due to the following items (on pre-tax basis):

•	Year-over-year favorable change in pension and OPEB actuarial and settlement losses of $485 million, or $3.43 per share;

•	Non-recurrence of fiscal 2015 special restructuring charges of $241 million, or $1.71 per share;

•	Non-recurrence of fiscal 2015 SEC settlement and related charges of $200 million, or 1.42 per share; and,

•	Partially offset by debt extinguishment costs of $95 million, or (0.67) per share.

Additionally, diluted EPS from continuing operations was adversely impacted by the non-recurrence of the fiscal 2015 tax benefit from the reversal of a valuation allowance of $264 million, or $(1.87) per share.

The decrease in diluted EPS from discontinued operations resulted primarily from a decrease in net income attributable to discontinued operations associated with the Separation of CSRA partially offset by the non-recurrence of the fiscal 2015 loss on disposition of GBS' German software business,

Fiscal 2015

Diluted EPS for fiscal 2015 was $0.01 which was a decrease of $6.27 compared to fiscal 2014. Diluted EPS from continuing operations for fiscal 2015 decreased $4.90, and diluted EPS from discontinued operations decreased $1.37 over fiscal 2014..

Diluted EPS from continuing operations decreased primarily due to the following items (on pre-tax basis):

•	Year-over-year unfavorable change in pension and OPEB actuarial and settlement losses of $801 million, or $(5.62) per share;

•	SEC settlement and related charges and other of $200 million, or $(1.40) per share; and,

•	Special restructuring charges of $241 million, or $(1.69) per share;

•	Partially offset by tax benefit from reversal of a valuation allowance of $264 million, or $1.85 per share.

The decrease in diluted EPS from discontinued operations resulted primarily from the Separation of CSRA, and the non-recurrence of the fiscal 2014 gain on disposition of NPS' ATD division and GBS' flood insurance-related business process outsourcing practice.

Financial Condition

Cash Flows

Amounts in millions	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net cash provided by operating activities	$802	$1,473	$1,577
Net cash used in investing activities	(1,180)	(536)	(566)
Net cash used in financing activities	(485)	(1,078)	(616)
Effect of exchange rate changes on cash and cash equivalents	(57)	(204)	(6)
Net (decrease) increase in cash and cash equivalents	(920)	(345)	389
Cash and cash equivalents at beginning of year	2,098	2,443	2,054
Cash and cash equivalents at end of year	$1,178	$2,098	$2,443

Operating Cash Flow

Net cash provided by operating activities during fiscal 2016 was $802 million, which decreased $671 million as compared to fiscal 2015. The decrease was due to a decrease in accounts payable from the decline in the Company's overall operating expenses of $232 million, a payment of $190 million related to the SEC settlement (see Note 2 of the Notes to the Consolidated Financial Statements), lower collections of receivables of $108 million , $86 million of increased restructuring payments, $79 million of separation payments, $22 million paid for certain CSRA overhead costs; and a $176 million decrease from fiscal year 2015 in net income adjusted for non-cash transactions. These cash flow decreases were partially offset by net proceeds of $239 million related to the sale of certain NPS receivables (see Note 6 of the Notes to the Consolidated Financial Statements).

Net cash provided by operating activities during fiscal 2015 was $1,473 million, which decreased $104 million as compared to fiscal 2014. This decrease was primarily the result of lower cash receipts from customers due to decreased fiscal 2015 revenues, partially offset by reduced payroll disbursements resulting from a lower headcount, lower restructuring payments and lower contributions to defined benefit pension and OPEB plans.

Investing Cash Flow

Net cash used in investing activities during fiscal 2016 of $1.2 billion increased $644 million compared to fiscal 2015. The increase in outflow was primarily due to $505 million of greater payments for business acquisitions (see Note 3 of the Notes to the Consolidated Financial Statements), $70 million in short-term investing in Xchanging PLC and $94 million less cash received from the sale of assets. These increases were partially offset by proceeds from business divestitures of $50 million (see Note 4 of the Notes to the Consolidated Financial Statements).

Net cash used in investing activities during fiscal 2015 of $536 million decreased $30 million compared to fiscal 2014. The decrease in cash used for investing activities primarily resulted from a net decrease of $261 million on business divestitures, $141 million less spent on acquisitions and $39 million less in capital expenditures. These decreases were partially offset by an increase from the sale of contract assets to customers upon contract termination of $117 million. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements for additional details on acquisitions and dispositions.

Financing Cash Flow

Net cash used in financing activities during fiscal 2016 was $485 million, a decrease of $593 million from fiscal 2015. The decrease was primarily due to $769 million of lower share repurchases, increased net commercial paper borrowings of $558 million, increased net lines of credit borrowings of $381 million, and net of borrowings related to the separation of CSRA of $68 million. These items were partially offset by the special cash dividend paid of $313 million as part of the separation of CSRA (see Note 4 to the Consolidated Financial Statements), as well as higher net payments on long-term debt of $941 million.

Net cash used in financing activities during fiscal 2015 was $1,078 million, an increase of $462 million from fiscal 2014. The increase was primarily due to $321 million of higher share repurchases, and $221 million lower net proceeds from borrowings, partially offset by $98 million of contingent consideration paid in fiscal 2014 related to the Company's acquisition of ServiceMesh, Inc., which did not recur in fiscal 2015 (see Note 3 of the Notes to the Consolidated Financial Statements). The lower net proceeds from borrowings consists of $439 million of reduced borrowings offset by $218 million of lower principal repayments on borrowings.

Effect of exchange rate changes on cash and cash equivalents

In fiscal 2016 and fiscal 2015, the U.S. dollar strengthened against most of the major world currencies, particularly the British Pound and the Indian Rupee, resulting in a $57 million and $204 million adverse effect on cash and cash equivalents, respectively. Comparatively, in fiscal 2014, there was $6 million of adverse impact of exchange rate changes on cash and cash equivalents.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents were $1.2 billion and $2.1 billion at April 1, 2016 and April 3, 2015, respectively. Of the total cash at April 1, 2016, $753 million was held in subsidiaries outside of the U.S. as compared to $1.2 billion at April 3, 2015. The year-over-year reduction in cash and cash equivalents resulted from the use of capital for strategic acquisitions and investments, and reducing high cost debt, which included the company's 6.50% term notes due March 2018. It is generally management's intent to permanently reinvest earnings of its foreign operations. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes. The Company has no current plans and does not anticipate repatriating cash to the U.S. as taxable dividends. During the second quarter of fiscal 2016, the Company repatriated $1.3 billion of cash, held in foreign subsidiaries to the U.S., by way of capital reduction without the incurrence of tax cost. The cash held outside of the U.S. can also be used to fund strategic acquisitions off-shore such as the fiscal 2016 acquisitions of UXC and Fixnetix.

Capitalization ratios

At the end of fiscal 2016, CSC’s ratio of net debt-to-total capitalization was 31.4%, an increase from 8.1% at the end of fiscal 2015. This increase was primarily the result of an increase in net debt, due to the decrease in cash and cash equivalents mentioned above and the decrease in equity as a result of the Separation of CSRA. The following table summarizes the Company’s capitalization ratios as of fiscal year end 2016 and 2015:

Amount in millions	April 1, 2016	April 3, 2015
Total debt	$2,644	$2,518
Cash and cash equivalents	1,178	2,076
Net debt(1)	$1,466	$442

Total debt	$2,644	$2,518
Equity	2,032	2,965
Total capitalization	$4,676	$5,483

Debt-to-total capitalization	56.5%	45.9%
Net debt-to-total capitalization(1)	31.4%	8.1%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess the Company's ability to service its debts using only its cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing the Company's capital structure in a more comprehensive way compared to gross debt based ratios alone.

Debt

At April 1, 2016, the Company had $710 million of short-term borrowings and current maturities of long-term debt, and $1.9 billion of long-term debt.

During fiscal 2016, the Company redeemed all outstanding 6.50% term notes due March 2018 at par plus redemption premiums related to a make-whole provision and accrued interest (the Redemption). The Redemption payments included $918 million in outstanding principal, accrued interest through the redemption dates of $26 million, and redemption premiums of $94 million. The Company recorded a $97 million net loss on extinguishment of debt associated with the Redemption, consisting of the redemption premiums mentioned above, a $1 million loss related to a cash flow hedge associated with the extinguished debt, and a write-off of unamortized debt discount and debt issuance costs of $2 million. The Redemption was funded from cash on hand and $675 million drawn from the Company's $2.5 billion credit facility (the Credit Facility).

Additionally, during fiscal 2016, the Company repaid its $68 million loan payable which was due March 2018, and repaid the $350 million 2.5% term note which matured in September 2015.

During the fourth quarter of fiscal 2016, the Company entered into a $525 million, (with an option that the commitments be increased to $775 million if the existing or other lenders are willing to provide such an increase) unsecured term loan agreement with a financial institution (Term Loan), under which commitments were increased to $575 million subsequent to the initial borrowing. The Term Loan, due March 2021, is payable on a quarterly basis at a rate of 5.00% of the original principal amount per year. At CSC's option, the Term Loan bears interest at a variable rate equal to the adjusted London interbank offered rate (Adjusted LIBOR) for a one, two, three, or six month interest period, plus a margin between 0.75% and 1.50% based on a pricing grid consistent with the Company's outstanding Credit Facility or the greater of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Adjusted LIBOR for a one-month interest period plus 1.00%, in each case plus a margin of up to 0.50%, based on a pricing grid consistent with the Credit Facility. As of April 1, 2016, $575 million in borrowings were outstanding under the Term Loan. The Term Loan is guaranteed by the Company, and financial covenants associated with the Term Loan are the same as those associated with the Company's Credit Facility.

During the third quarter of fiscal 2016, the Company's subsidiary, CSC Computer Sciences UK Holdings Ltd., entered into a £200 million delayed-draw unsecured loan payable with a financial institution, with an option that the commitments be increased to £300 million if the existing or other lenders are willing to provide such an increase. On December 31, 2015, the full amount of the initial commitment, £200 million or $284 million (at the April 1, 2016 exchange rates) was borrowed. The loan is due January 2019 and bears interest at the three-month LIBOR rate plus 0.65%. The funding from this advance was used to pay down £200 million of the aggregate principal balance of an existing outstanding £250 million loan payable. The maturity date of the remaining £50 million or $71 million (at the April 1, 2016 exchange rates) principal balance was extended to May 2016. The loan is guaranteed by the Company, and financial covenants associated with the notes are the same as those associated with the Company's Credit facility. Subsequent to April 1, 2016 the £50 million loan payable due May 2016 was replaced with borrowings under the Credit Facility which the Company does not intend to repay within twelve months. The Company has excluded the £50 million or $71 million (at the April 1, 2016 exchange rates) loan payable due May 2016 from current liabilities accordingly.

During fiscal 2016, CSC drew down $2.2 billion on its $2.5 billion Credit Facility and repaid $1.8 billion of that amount. As of April 1, 2016 there was $395 million of borrowings outstanding against the $2.5 billion Credit Facility.

During the second quarter of fiscal 2016, CSC and two of its subsidiaries, CSC Capital Funding Limited (the Issuer) and CSC Computer Sciences S.a.r.l., established a European commercial paper program (the ECP Program) under which the Issuer may issue short-term commercial paper notes (the Notes) up to a maximum aggregate amount outstanding at any time of €500 million or its equivalent in alternative currencies. The maturities of the Notes may vary but may not exceed 364 days from the date of issuance. The Notes are unconditionally guaranteed by CSC and rank at least equal with all of the Company's other unsecured and unsubordinated indebtedness. The Company's Credit Facility is available, subject to certain conditions, to repay the Notes, if necessary. The Notes may be issued at a discount or bear a fixed or floating interest rate or a coupon calculated by reference to an index or formula. During fiscal 2016, the Company borrowed $821 million and repaid $263 million under the ECP Program. As of April 1, 2016, there was $559 million of commercial paper outstanding.

During fiscal 2015, CSC Asset Funding I LLC, which is a special purpose subsidiary of CSC Finance Co. LLC (CSC Finco), a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution which provides for a $250 million committed Lease Credit Facility to finance CSC Finco's capital expenditures for IT equipment and associated software in support of IT services provided to the Company's customers. During the third quarter of fiscal 2016 the drawdown availability period was extended from 18 to 22 months. As of April 1, 2016, there were $49 million of borrowings against the Lease Credit Facility.

Subsequent to April 1, 2016, the Company entered into an amended and restated master loan and security agreement which decreased the maximum commitment under the Lease Credit Facility to $150 million and extended the drawdown period to November 2016.

Sale of receivables

During the first quarter of fiscal 2016 we entered into a Master Accounts Receivable Purchase Agreement with a financial institution, under which, CSC could sell up to $450 million of eligible trade receivables related to its former NPS segment. During the third quarter of fiscal 2016, in connection with the Separation of CSRA (see Note 4 of the Notes to the Consolidated Financial Statements), we ceased such receivables sales.

During fiscal 2016, CSC sold $1.7 billion of billed and unbilled receivables, of which $1.5 billion was collected prior to the Separation. We incurred purchase discount and administrative fees of $1 million for fiscal 2016. These fees were recorded, net of servicing income, within Income from discontinued operations, net of taxes in the Consolidated Statements of Operations. The net impact to cash flows of the accounts receivable sales was $239 million for fiscal 2016.

Stock repurchase program

In May 2014, the Company's Board of Directors approved a share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock, upon completion of a prior repurchase program. The timing, volume, and nature of future share repurchases are at the discretion of management, and may be suspended or discontinued at any time. No end date has been established for the repurchase program.

During fiscal 2016, the Company repurchased 3,750,132 shares for a total consideration of $173 million at a weighted average price of $46.18 per share. These repurchases were made through open market purchases as well as through accelerated share repurchase arrangements (ASRs). During fiscal 2016, the Company also received a refund of a $100 million prepayment and an additional 162,908 shares related to an ASR arrangement entered into during the fourth quarter of fiscal 2015 (see Note 15 of the Notes to the Consolidated Financial Statements).

Liquidity Risk

The Company’s total liquidity is comprised of cash and cash equivalents plus any borrowing available under its revolving credit facility. As of April 1, 2016, the Company’s total liquidity was $3.3 billion, consisting of $1.2 billion of cash and cash equivalents and $2.1 billion of the undrawn balance available under the Company's Credit Facility. In addition, the Company had access to the undrawn balance of $201 million under CSC Finco's $250 million Lease Credit Facility to fund capital expenditures. In the opinion of management, CSC will be able to meet its liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances, and available borrowings under the Company's undrawn Credit Facility and CSC Finco's Lease Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be able to obtain debt or equity financing on acceptable terms in the future.

As noted above, the Company holds $753 million of cash and cash equivalents in subsidiaries outside of the U.S. Should the Company repatriate any portion of this cash as taxable dividends, it would be required to accrue and pay additional U.S. taxes.

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

Subsequent to the May 19, 2015 announcement of the proposed separation of CSRA or the consummation thereof during the third quarter of fiscal 2016, all three major ratings agencies that rate the Company's debt took ratings action. Fitch formally reaffirmed its existing credit ratings of BBB. On July 30, 2015, Moody's confirmed its credit ratings of Baa2. On February 26, 2016, S&P downgraded our rating from BBB+ to BBB.

Shortly after we announced the execution of a merger agreement with Hewlett Packard Enterprise Company (HPE) relating to the Enterprise Services business of HPE, Fitch Ratings reaffirmed its existing credit ratings for CSC of BBB with "Stable" outlook, Moody's reaffirmed its existing credit ratings for CSC of Baa2 with "Stable" outlook and S&P placed all of its CSC ratings, including its BBB rating, on "Credit Watch" status. S&P indicated that it intends to resolve the "Credit Watch" status once the merger has closed, at which time they have indicated they will likely lower CSC's commercial paper rating to A-3.

The most recent ratings and outlooks issued by Fitch, Moody's and S&P are shown in the table below:

Rating Agency	Rating	Outlook	Short Term Ratings
Fitch	BBB	Stable	F2
Moody's	Baa2	Stable	-
S&P	BBB	Credit Watch	A-2

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, CSC is not able to predict whether its current credit ratings will remain as disclosed above. Factors that can impact the Company's credit ratings include changes in its operating performance, its financial position, the outcome of ongoing litigation, regulatory action, and/or changes in its business strategy. If further changes in the Company's credit ratings were to occur, they could impact, among other things, its future borrowing costs and access to capital markets.

Off Balance Sheet Arrangements

As of April 1, 2016, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

The following table summarizes the expiration of the surety bonds and letters of credit associated with the Company’s performance guarantees and expiration of the stand-by letters of credit used in lieu of cash, outstanding as of April 1, 2016. See Note 23 of the Notes to the Consolidated Financial Statements for further discussion.

(Amounts in millions)	Fiscal 2017	Fiscal 2018	Fiscal 2019 & thereafter	Total
Surety bonds	$19	$—	$—	$19
Letters of credit	36	2	33	71
Stand-by letters of credit	31	—	17	48
Total	$86	$2	$50	$138

The following table summarizes the Company’s future payments on contractual obligations by period as of April 1, 2016, excluding the effects of time value:

(Amounts in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt (1)	$79	$377	$971	$517	$1,944
Interest and preferred dividend payments (2) (3)	38	68	60	34	200
Capitalized lease liabilities	78	54	18	—	150
Operating leases	141	183	76	54	454
Minimum purchase obligations	294	178	—	—	472
Total	$630	$860	$1,125	$605	$3,220

(1) Includes scheduled principal payments of long-term debt and mandatory redemption of preferred stock of a consolidated subsidiary. Excludes capitalized lease liabilities.
(2) Includes scheduled interest payments on long-term debt and scheduled dividend payments associated with the mandatorily redeemable cumulative preferred stock outstanding.
(3) Excludes the contingent dividends associated with the participation and variable appreciation premium features on the mandatorily redeemable preferred stock outstanding.

The liability related to unrecognized tax benefits has been excluded from the table because a reasonable estimate of the timing and amount of cash outflows from future tax settlements (excluding the expected settlement of the fiscal 2008 through 2010 IRS audit discussed in Note 12 of the Notes to the Company's Consolidated Financial Statements) cannot be determined.

The Company has included signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing, committed service levels and terms for services necessary for the operation of business activities within the category labeled "Minimum purchase obligations" noted above. The Company is contractually committed to purchase specified service minimums over remaining periods ranging generally from one to four years. If the Company does not meet the specified service minimums, the Company may have an obligation to pay the service provider a portion of or the entire shortfall.

During fiscal 2017, the Company expects to make contributions of approximately $52 million to its pension and $1 million to its postretirement benefit plans. The Company has not quantified expected contributions beyond fiscal 2017 because it cannot predict future timing or direction of the capital markets, which can have a significant impact on future minimum funding obligations. During fiscal 2016, pension and other pension benefits contributions amounted to $21 million, a decrease of $25 million from $46 million in fiscal 2015. Refer to the Critical Accounting Estimates section later in this Management's Discussion and Analysis and to Note 14 of the Notes to the Consolidated Financial Statements for further discussion.

Dividends
In connection with the Separation (see Note 4 of the Notes to the Company's Consolidated Financial Statements), CSC and CSRA each paid concurrent special cash dividends on November 30, 2015 which in the aggregate totaled $10.50 per share. Of that $10.50 per share dividend, $2.25 was paid by CSC and $8.25 was paid by CSRA. Payment of each portion of the Special Dividend was made to holders of common stock on the Record Date who received shares of CSRA common stock in the distribution.

During fiscal 2016, quarterly dividends declared aggregated to $2.99 per share or $421 million in the aggregate. Of the total dividends declared, excluding dividend equivalents, $19 million was unpaid at April 1, 2016. Dividends paid during fiscal 2016 were approximately $430 million. The Company has sufficient liquidity and expects to continue paying quarterly cash dividends although such payments are subject to continued approval by the Board of Directors.

Consolidated Variable Interest Entities

During the third quarter of fiscal 2016, CSC and HCL Technologies Ltd. entered into a partnership related to CeleritiFinTech Limited and CeleritiFinTech Services Limited. The subsidiaries were formed to operate and further invest in and expand banking products with the combined objective to promote and generate revenues from banking and other customers. The subsidiaries are structured as private limited companies, incorporated in the United Kingdom. CSC holds a 49% membership interest in CeleritiFinTech and a 51% membership interest in CeleritiFinTech Services.

The Company determined that it is the primary beneficiary of these entities, and as such, follows accounting treatment for variable interest entities that meet the criteria for consolidation. See Note 21 of the Notes to the Consolidated Financial Statements for further information.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with GAAP. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements under “Summary of Significant Accounting Policies.” The preparation of Consolidated Financial Statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors believed to be reasonable under the circumstances. Many of the estimates made are for contract-specific issues. Changes to estimates or assumptions on a specific contract could result in a material adjustment to the Consolidated Financial Statements.

An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the Consolidated Financial Statements. We have identified several critical accounting estimates. Our critical accounting estimates relate to: revenue recognition, cost estimation and recoverability on long-term, fixed-price contracts; revenue recognition on software license sales that require significant customization; capitalization of outsourcing contract costs and software development costs; estimates used to determine deferred income taxes; assumptions related to purchase accounting and goodwill; assumptions to determine retirement benefits costs and liabilities; and assumptions and estimates used to analyze contingencies and litigation. For all of these estimates, we caution that future events rarely develop exactly as forecast, and even the best estimates routinely require adjustment.

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

Percentage-of-completion method

Certain software development projects and all long-term construction-type contracts require the use of estimates at completion in the application of the percentage-of-completion accounting method, whereby the determination of revenues and costs on a contract through its completion can require significant judgment and estimation. Under this method, and subject to the effects of changes in estimates, we recognize revenue using an estimated margin at completion as contract milestones or other input or output-based measures are achieved. This can result in costs being deferred as work in process until contractual billing milestones are achieved. Alternatively, this can result in revenue recognized in advance of billing milestones if output-based or input-based measures are achieved. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 7% of the Company's revenues.

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

We periodically negotiate modifications to the scope, schedule, and price of contracts accounted for on a percentage-of-completion basis. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, we may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance.

Multiple-element arrangements

Many of our contracts call for us to provide a range of services or elements to our customers, which may include a combination of services, products or both. As a result, significant judgment may be required to determine the appropriate accounting, including whether the elements specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, when considered appropriate, how the total estimated revenue should be allocated among the elements and the timing of revenue recognition for each element. Allocation of total contract consideration to each element requires estimating the fair value or selling price of each element based on vendor specific objective evidence (VSOE), third party evidence (TPE) or management's best estimate of selling price (BESP) for the deliverables when VSOE or TPE are not available. VSOE is established for an element based on the price charged when the element is sold separately. TPE is established by considering our competitors' prices for comparable product and service offerings in the market in which we operate. When we conclude that comparable products or services are sold by competitors to similarly situated customers, we consult available information sources to arrive at TPE such as published list prices, quoted market prices, and industry reports. We establish BESP consistent with our existing pricing practices involving a cost-plus-reasonable-margin methodology as well as comparison of the margins to those realized on recent contracts for similar products or services in that market. Once the total estimated revenue has been allocated to the various contract elements, revenue for each element is recognized based on the relevant revenue recognition method for the services performed or elements delivered if the revenue recognition criteria have been met. Estimates of total revenue at contract inception often differ materially from actual revenue due to volume differences, changes in technology or other factors which may not be foreseen at inception.

Software sales

If significant customization is required in the delivery of a proprietary software product, and VSOE is available to support accounting for the software as a separate unit of account, the software is determined to be delivered as the customization services are performed and revenue is recognized in accordance with the percentage-of-completion method described above. In such cases, cost and profit estimates are required over the life of the project, and changes in such estimates can have a material effect on results. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

Capitalization of outsourcing contract costs

Certain costs incurred upon initiation of an outsourcing contract are deferred and amortized over the contract life. These costs consist of contract acquisition and transition/set-up costs, costs associated with installation of systems and processes, and amounts paid to customers in excess of the fair market value of assets acquired (i.e., contract premiums). Amortization of contract premiums is recorded as a reduction of revenue. Finance staff, working with program management, review costs to determine appropriateness for deferral in accordance with relevant accounting guidance.

Key estimates and assumptions include assessing the fair value of assets acquired from a customer in order to calculate the contract premium and project future cash flows in order to assess the recoverability of deferred costs. We utilize the experience and knowledge of our professional staff in program management, operations, procurement and finance areas, as well as third parties when warranted, to determine the fair values of assets acquired. To assess recoverability, undiscounted estimated cash flows of the contract are projected over its remaining life and compared to the carrying amount of contract related assets, including the unamortized deferred cost balance. Key factors that are considered in estimating the undiscounted cash flows include projected labor costs and productivity efficiencies. A significant change in an estimate or assumption on one or more contracts could have a material effect on our results of operations.

Capitalization of software development costs

After establishing technological feasibility, we capitalize certain costs incurred to develop commercial software products to be sold, leased or otherwise marketed. We also capitalize costs to develop or purchase internal-use software. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment.

Determining the appropriate amortization period for commercial software products is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete.

For internal-use software, the appropriate amortization period is based on estimates of our ability to utilize the software on an ongoing basis. To assess the recoverability of capitalized software costs, we consider estimates of future revenue, costs and cash flows. Such estimates require assumptions about future cash inflows and outflows, and are based on the experience and knowledge of our professional staff. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.

Estimates used to determine income tax expense

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations impacting the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and are subject to change in future reporting periods as a result of changes in one or more of these factors. The calculation of our tax liabilities also involves uncertainties in the application of complex tax regulations. The Company recognizes uncertain tax positions in the financial statements when it is more likely than not that the tax position will be sustained under examination.

Assumptions related to acquisition-method accounting, acquired intangible assets and goodwill

We account for acquisitions using the acquisition method of accounting, which requires us to estimate the fair values of the assets acquired and liabilities assumed. This includes acquired intangible assets such as customer-related intangibles, the liabilities assumed, and contingent consideration, if any. Liabilities assumed may include litigation and other contingency reserves existing at the time of acquisition, and require judgment in ascertaining the related fair values. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities. Such appraisals are based on significant estimates provided by the Company, such as forecasted revenues or profits utilized in determining the fair value of contract-related acquired intangible assets or liabilities. Additional information related to the acquisition date fair value of acquired assets and liabilities obtained during the allocation period, not to exceed one year, may result in changes to the recorded values of acquired assets and liabilities, resulting in an offsetting adjustment to the goodwill associated with the business acquired. Adjustments to the fair value of contingent consideration are recorded in earnings. Significant changes in assumptions and estimates subsequent to completing the allocation of the purchase price to the assets and liabilities acquired, as well as differences in actual and estimated results, could result in material impacts to our results of operations.

Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350 “Goodwill and Other Intangible Assets.” A significant amount of judgment is involved in determining if an event representing an indicator of impairment has occurred between annual test dates. Such indicators may include: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in revenue or profitability growth rates. An adverse change in these factors could have a significant impact on the recoverability of goodwill.

The Company follows GAAP-prescribed rules when determining if goodwill has been impaired. Initially, an assessment of qualitative factors is conducted in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that its carrying amount is less than its fair value for a reporting unit, then the subsequent two-step goodwill impairment testing process is not required. If the Company determines that it is more likely than not that its carrying amount is greater than its fair value for a reporting unit, then it proceeds with the subsequent two-step process.

The Company has the option to bypass the initial qualitative assessment stage and proceed directly to perform step one of the two-step process. Step one of the process compares each reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if a reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. In this step, the reporting unit’s fair value is determined and allocated to all the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in order to calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

The Company estimates the fair value of each reporting unit using a combination of the income approach and market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on the specific risk characteristics of each reporting unit, the weighted average cost of capital and its underlying forecast. The market approach estimates fair value by applying performance metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. If the fair value of the reporting unit derived using the income approach is significantly different from the fair value estimate using the market approach, the Company reevaluates its assumptions used in the two models. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighted values assigned to each reporting unit are primarily influenced by two factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins, terminal growth rates, and capital expenditures, as well as discount rates. Estimates involve the assessment of labor and other direct costs of existing contracts, estimates of overhead costs and other indirect costs, and assessments of new business prospects and projected win rates. In addition, judgments and assumptions are required for allocating shared assets and liabilities to determine the carrying values of each reporting unit. Although we have consistently used the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain and may vary from actual results.

Assumptions to determine retirement benefits costs and liabilities

The computation of CSC's pension and other postretirement benefit costs and obligations is dependent on various actuarial assumptions. Two of the most significant assumptions are the expected long-term rate of return on plan assets and the discount rate.

The assumption for the expected long-term rate of return on plan assets is impacted by the asset mix of the plan and other factors. Under its current accounting policy, CSC uses fair value rather than the market-related value of plan assets. The weighted-average of the expected long-term rate of return, for all pension plans, on plan assets utilized for the fiscal 2016 and 2015 pension plan valuations was 6.3% and 7.1%, respectively (see Note 14 of the Notes to the Consolidated Financial Statements). Holding all other assumptions constant, a one-half percent increase or decrease in the assumed rates of return on plan assets would have increased or decreased the fiscal 2016 net periodic pension benefit, excluding mark-to-market (MTM) settlement and contractual termination charges by approximately $23 million, and increased or decreased the fiscal 2016 MTM settlement and contractual termination charges by $13 million.

The discount rate assumption reflects the market rate for high-quality, fixed income debt instruments based on the expected duration of the benefit payments for our pension and postretirement plans as of the annual measurement date and is subject to change each year. The weighted-average of the discount rates utilized for the fiscal 2016 net periodic pension cost was 3.0% compared to 4.4% for fiscal 2015. Holding all other assumptions constant, a one-half percent increase in the assumed discount rate would have decreased the fiscal 2016 net periodic pension benefit, excluding MTM, settlement and contractual termination charges, by approximately $9 million, and increased the fiscal 2016 MTM, settlement and contractual termination charges by approximately $235 million. Similarly, a one-half percent decrease in the assumed discount rate would have increased the fiscal 2016 net periodic pension benefit, excluding MTM, settlement and contractual termination charges, by approximately $13 million, and decreased the fiscal 2016 MTM, settlement and contractual termination charges by approximately $235 million.

Assumptions and estimates used to analyze contingencies and litigation

We are subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising in the normal course of business. The Consolidated Financial Statements reflect the treatment of claims and contingencies based on management's view of the expected outcome. CSC consults with outside legal counsel on issues related to litigation and seeks input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with ASC 450 “Contingencies.” Significant changes in the estimates or assumptions used in assessing the likelihood of an adverse outcome could have a material effect on our results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

The Company is subject to interest rate risk on its outstanding debt, including the Company's $2.5 billion revolving credit facility. As of April 1, 2016, the Company had outstanding debt with varying maturities for an aggregate carrying amount of $2.1 billion (see Note 13 of the Notes to the Consolidated Financial Statements).

The Company may in the future enter into interest rate swaps in the future to manage interest rate risk on its outstanding term debt. Interest rate swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments or floating-rate payments into fixed-rate payments.

A 10% increase or decrease in the rates of interest we pay would have approximately a $3 million unfavorable or favorable impact to our interest expense.

Foreign Currency

As a large global organization, the Company is exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, the Company enters into certain contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. The Company generally manages these contracts by incurring costs in the same currency in which revenue is received, and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, the Company is able to mitigate a portion of the foreign currency risk to earnings. However, as the Company has increased its use of offshore labor centers in recent years, we have become more exposed to fluctuations in foreign currency exchange rates.

The Company has policies and procedures to manage the exposure to fluctuations in foreign currency by using short-term foreign currency forward and option contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency forward and option contracts are not designated as hedges and changes in their fair value are reported in current period earnings within other (income) expense, net of the Consolidated Statements of Operations.

The Company also uses foreign currency forward contracts to reduce foreign currency exchange rate risk related to certain Indian rupee denominated intercompany obligations and forecasted transactions. For accounting purposes these foreign currency forward contracts are designated as cash flow hedges with critical terms that match the hedged items; therefore, the changes in fair value of these forward contracts are recorded in accumulated other comprehensive (loss) income, net of taxes in the Consolidated Statements of Comprehensive Income (Loss), and subsequently classified into net income in the period during which the hedged transactions are recognized in net income. CSC does not use derivatives tor trading or speculative purposes.

During fiscal 2016, approximately 57% of the Company’s revenue was generated outside of the U.S. The Company uses a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue and earnings. For the year ended April 1, 2016, a hypothetical 10% change in the value of the U.S. dollar against all currencies would have increased or decreased revenue by approximately 6%, or $394 million. In the opinion of management, a substantial portion of this fluctuation would be offset by expenses incurred in local currency. As a result, a hypothetical 10% movement of the value of the U.S. dollar against all currencies in either direction would impact the Company’s earnings before interest and taxes by approximately $20 million for the year ended April 1, 2016. This amount would be offset, in part, from the effects of local income taxes and local currency interest expense.

As of April 1, 2016, the Company had approximately $753 million of cash and cash equivalents outside of the U.S.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Computer Sciences Corporation
Tysons, Virginia

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and subsidiaries (the "Company") as of April 1, 2016 and April 3, 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity for each of the three fiscal years in the period ended April 1, 2016. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Sciences Corporation and subsidiaries as of April 1, 2016 and April 3, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 1, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 1, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2016 expressed an adverse opinion on the Company’s internal control over financial reporting based on our audit because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 14, 2016

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share and share amounts)	April 1, 2016	April 3, 2015(1)
		(As Adjusted)
Current assets:
Cash and cash equivalents	$1,178	$2,076
Receivables, net of allowance for doubtful accounts of $31 (fiscal 2016) and $26 (fiscal 2015)	1,831	1,682
Prepaid expenses and other current assets	403	292
Assets of discontinued operations	—	806
Total current assets	3,412	4,856

Software, net of accumulated amortization of $1,531 (fiscal 2016) and $1,568 (fiscal 2015)	712	718
Outsourcing contract costs, net of accumulated amortization of $494 (fiscal 2016) and $476 (fiscal 2015)	334	326
Goodwill	1,277	838
Other assets	631	498
Deferred income taxes, net	345	396
Property and equipment, net of accumulated depreciation of $2,894 (fiscal 2016) and $2,740 (fiscal 2015)	1,025	1,110
Assets of discontinued operations - noncurrent	—	1,479
Total Assets	$7,736	$10,221

Current liabilities:
Short-term debt and current maturities of long-term debt	710	883
Accounts payable	341	295
Accrued payroll and related costs	288	265
Accrued expenses and other current liabilities	720	948
Deferred revenue and advance contract payments	509	457
Income taxes payable	40	25
Liabilities of discontinued operations	—	691
Total current liabilities	2,608	3,564

Long-term debt	1,934	1,635
Deferred revenue - long-term	348	354
Long-term pension obligations	298	287
Long-term income tax liabilities and deferred income taxes	356	453
Other long-term liabilities	160	209
Liabilities of discontinued operations - long-term	—	754
Commitments and contingencies
CSC stockholders’ equity:
Preferred stock, par value $1 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 148,746,672 shares (fiscal 2016) and 148,373,736 shares (fiscal 2015)	149	148
Additional paid-in capital	2,439	2,286
Retained earnings	33	928
Accumulated other comprehensive (loss) income	(111)	21
Less: common stock in treasury, at cost, 10,365,811 shares (fiscal 2016) and 9,600,396 shares (fiscal 2015)	(485)	(446)
Total CSC stockholders’ equity	2,025	2,937
Noncontrolling interest in subsidiaries	7	28
Total Equity	2,032	2,965
Total Liabilities and Equity	$7,736	$10,221

(1) Certain prior year balances were adjusted to give effect to discontinued operations as described in Note 4, for certain errors in previously issued financial statements related to income taxes as described in Note 1, and for the retrospective application of ASU 2015-17 and ASU 2016-09 as described in Note 1.

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(Amounts in millions, except per-share amounts)	April 1, 2016(1)	April 3, 2015(2)	March 28, 2014(2)
		(As Adjusted)	(As Adjusted)
Revenues	$7,106	$8,117	$8,899

Costs of services (excludes depreciation and amortization and restructuring costs)	5,185	6,159	6,032
Selling, general and administrative (excludes depreciation and amortization, SEC settlement related charges and restructuring costs)	1,040	1,220	1,099
Selling, general and administrative - SEC settlement related charges	—	197	—
Depreciation and amortization	658	840	870
Restructuring costs	23	256	74
Separation costs	19	—	—
Interest expense	123	126	128
Interest income	(38)	(20)	(16)
Debt extinguishment costs	95	—	—
Other (income) expense, net	(9)	10	18
Total costs and expenses	7,096	8,788	8,205

Income (loss) from continuing operations, before taxes	10	(671)	694
Income tax (benefit) expense	(62)	(464)	174
Income (loss) from continuing operations	72	(207)	520
Income from discontinued operations, net of taxes	191	224	448
Net income	263	17	968
Less: net income attributable to noncontrolling interest, net of tax	12	15	21
Net income attributable to CSC common stockholders	$251	$2	$947

Earnings (loss) per common share
Basic:
Continuing operations	$0.51	$(1.45)	$3.52
Discontinued operations	1.31	1.46	2.89
	$1.82	$0.01	$6.41
Diluted:
Continuing operations	$0.50	$(1.45)	$3.45
Discontinued operations	1.28	1.46	2.83
	$1.78	$0.01	$6.28

Cash dividend per common share	$2.99	$0.92	$0.80

(1) Due to the adoption of ASU 2016-09 certain balances related to excess tax benefits from stock compensation were adjusted prospectively as described in Note 1.
(2) Certain prior year balances were adjusted for certain errors in previously issued financial statements related to income taxes as described in Note 1 and to give effect to discontinued operations as described in Note 4.

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014

Net income	$263	$17	$968
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax expense of $4, $3, and $2 for fiscal 2016, 2015, and 2014	(83)	(310)	(81)
Foreign currency forward contracts, net of tax expense of $0 for fiscal 2016, 2015, and 2014	1	(2)	—
Pension and other postretirement benefit plans, net of tax:
Prior service credit, net of tax expense of $1, $37, and $0 for fiscal 2016, 2015, and 2014	2	57	265
Amortization of transition obligation, net of tax expense of $0 for fiscal 2016, 2015, and 2014	—	1	1
Amortization of prior service cost, net of tax benefit of $10, $7, and $1 for fiscal 2016, 2015, and 2014	(20)	(16)	(4)
Foreign currency exchange (loss) gain, net of tax expense of $0 for fiscal 2016, 2015, and 2014	(1)	—	2
Pension and other postretirement benefit plans, net of tax	(19)	42	264
Other comprehensive (loss) income, net of taxes	(101)	(270)	183
Comprehensive income (loss)	162	(253)	1,151
Less: comprehensive (loss) income attributable to noncontrolling interest	12	15	21
Comprehensive income (loss) attributable to CSC common stockholders	$150	$(268)	$1,130

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(Amounts in millions)	April 1, 2016(1)	April 3, 2015(1)	March 28, 2014(1)
Cash flows from operating activities:
Net income	$263	$17	$968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	767	977	1,018
Pension & other postemployment benefits, actuarial & settlement losses (gains)	92	782	(259)
Stock-based compensation	45	68	73
Deferred taxes	(37)	(449)	169
Gain on dispositions	(41)	(22)	(85)
Provision for losses on accounts receivable	6	2	4
Unrealized foreign currency exchange losses (gains)	43	(4)	(29)
Impairment losses and contract write-offs	2	—	3
Debt extinguishment costs	95	—	—
Cash surrender value in excess of premiums paid	(10)	(9)	(8)
Other non-cash charges, net	—	39	55
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	129	237	168
Increase in prepaid expenses and other assets	(15)	(36)	(40)
Decrease in accounts payable and accrued expenses	(357)	(313)	(540)
(Decrease) increase in accrual for SEC settlement related charges	(190)	190	—
Increase (decrease) in income taxes payable and income tax liability	58	(33)	119
(Decrease) increase in advanced contract payments and deferred revenue	(37)	11	2
Other operating activities, net	(11)	16	(41)
Net cash provided by operating activities	802	1,473	1,577

Cash flows from investing activities:
Purchases of property and equipment	(356)	(381)	(420)
Payments for outsourcing contract costs	(101)	(68)	(71)
Short-term investing	(70)	—	—
Software purchased and developed	(184)	(199)	(197)
Payments for acquisitions, net of cash acquired	(554)	(49)	(190)
Business dispositions	37	(13)	248
Proceeds from sale of assets	61	155	38
Other investing activities, net	(13)	19	26
Net cash used in investing activities	(1,180)	(536)	(566)

Cash flows from financing activities:
Borrowings of commercial paper	821	—	—
Repayments of commercial paper	(263)	—	—
Borrowings under lines of credit and short-term debt	2,206	—	439
Repayment of borrowings under lines of credit	(1,825)	(32)	—
Borrowing on long-term debt, net of discount	928	—	—
Principal payments on long-term debt	(1,869)	(242)	(492)
Proceeds from stock options and other common stock transactions	82	196	214
Taxes paid related to net share settlements of stock-based compensation awards	(48)	(22)	(9)
Debt extinguishment costs	(95)	—	—
Repurchase of common stock and advance payment for accelerated share repurchase	(73)	(842)	(521)
Dividend payments	(430)	(128)	(119)
Borrowings for CSRA spin transaction	1,508	—	—

Transfers of cash to CSRA upon separation	(1,440)	—	—
Payment of contingent consideration	—	—	(98)
Other financing activities, net	13	(8)	(30)
Net cash used in financing activities	(485)	(1,078)	(616)
Effect of exchange rate changes on cash and cash equivalents	(57)	(204)	(6)
Net (decrease) increase in cash and cash equivalents	(920)	(345)	389
Cash and cash equivalents at beginning of year(2)	2,098	2,443	2,054
Cash and cash equivalents at end of year(2)	$1,178	$2,098	$2,443

(1) Due to the adoption of ASU 2016-09 certain balances related to employee stock-based compensation were adjusted retrospectively as discussed in Note 1 .
(2) As a result of the Separation, the Consolidated Condensed Statements of Operations, Consolidated Condensed Balance Sheets, and related financial information reflect CSRA's operations and assets and liabilities as discontinued operations for all periods presented. The cash flows and comprehensive income of CSRA have not been segregated and are included in the Consolidated Condensed Statements of Cash Flows and Consolidated Condensed Statements of Comprehensive Income (Loss) for all periods presented. See Note 4.

(See Notes to Consolidated Financial Statements.)

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions except shares in thousands)	Common Stock		Additional Paid-in Capital	Earnings Retained for Use in Business(1)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CSC Equity(1)	Non- Controlling Interest	Total Equity(1)
	Shares	Amount
Balance at March 29, 2013	158,984	$159	$2,167	$1,107	$108	$(401)	$3,140	$26	$3,166
Net income				947			947	21	968
Other comprehensive income					183		183		183
Stock-based compensation expense			71				71		71
Acquisition of treasury stock						(17)	(17)		(17)
Share repurchase program	(9,773)	(10)	(145)	(350)			(505)		(505)
Stock option exercises and other common stock transactions	5,510	6	211				217		217
Dividends declared				(118)			(118)		(118)
Adjustments from business disposition							—	9	9
Noncontrolling interest distributions and other				12	(12)		—	(24)	(24)
Balance at March 28, 2014	154,721	$155	$2,304	$1,598	$279	$(418)	$3,918	$32	$3,950
Net (loss) income				2			2	15	17
Other comprehensive loss					(270)		(270)		(270)
Stock-based compensation expense			67				67		67
Acquisition of treasury stock						(28)	(28)		(28)
Share repurchase program	(11,716)	(12)	(295)	(529)			(836)		(836)
Stock option exercises and other common stock transactions	5,369	5	210				215		215
Dividends declared				(131)			(131)		(131)
Noncontrolling interest distributions and other				(12)	12		—	(19)	(19)
Balance at April 3, 2015	148,374	$148	$2,286	$928	$21	$(446)	$2,937	$28	$2,965
Net income				251			251	12	263
Other comprehensive loss					(101)		(101)		(101)
Stock-based compensation expense			45				45		45
Acquisition of treasury stock						(39)	(39)		(39)
Share repurchase program	(3,750)	(4)	36	(106)			(74)		(74)
Stock option exercises and other common stock transactions	4,123	5	72				77		77
Dividends declared				(104)			(104)		(104)
Special dividend				(317)			(317)		(317)
Capital contributions							—	6	6
Noncontrolling interest distributions and other							—	(9)	(9)
Divestiture of CSRA				(619)	(31)		(650)	(30)	(680)
Balance at April 1, 2016	148,747	$149	$2,439	$33	$(111)	$(485)	$2,025	$7	$2,032

(1) Prior year balances were adjusted for certain errors in previously issued financial statements related to income taxes as described in Note 1.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).

The Company reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year moving from an approximate end of March date.

Separation of CSRA

On November 27, 2015, the Company completed the previously announced separation of the Company's U.S. public sector business and merger with SRA International to form a new publicly traded Company: CSRA Inc. (CSRA) (the Separation). Under the terms of the Separation agreements, on November 27, 2015, stockholders who held CSC common stock at the close of business on November 18, 2015 (the Record Date), received a distribution of one CSRA common share for every one share of CSC common stock held as of the Record Date. CSRA is now an independent public company trading under the symbol "CSRA" on the New York Stock Exchange.

In connection with the Separation, CSC and CSRA each paid concurrent special cash dividends on November 30, 2015 which in the aggregate totaled $10.50 per share (the Special Dividend). Of that $10.50 per share dividend, $2.25 was paid by CSC and $8.25 was paid by CSRA. Payment of each portion of the Special Dividend was made to holders of common stock on the Record Date who received shares of CSRA common stock in the Separation.

As a result of the Separation, the Consolidated Statements of Operations, Consolidated Balance Sheets, and related financial information reflect CSRA's operations, assets and liabilities as discontinued operations for all periods presented. The cash flows and comprehensive income of CSRA have not been segregated and are included in CSC's Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss) for all periods presented. Furthermore, CSC reduced the number of its reportable segments from three to two: Global Infrastructure Services (GIS) and Global Business Services (GBS).

Refer to Note 4 for additional information regarding the Separation of CSRA and Note 19 for further information regarding CSC's reportable segments.

Restatement of Previously Reported Financial Information

During the fiscal year ended April 1, 2016, the Company identified certain errors in previously issued financial statements related to income taxes.

•
The Company identified a net understatement in the calculation of the income tax benefit of $5 million and an adjustment to uncertain tax positions, as a result of untimely measurements, resulting in an additional understatement of $5 million. Collectively, this resulted in an understatement of the company’s net income tax benefit of $10 million during the year ended April 3, 2015.

•
The Company identified an understatement in the calculation of income tax expense for $1 million, an adjustment to uncertain tax positions, resulting in an understatement of $2 million and errors in deferred tax accounts resulting in a benefit of $3 million. Collectively, this resulted in an overstatement of the company’s net income tax expense of less than $1 million in the year ended March 28, 2014.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
The Company identified income tax errors pertaining to years prior to the year ended March 28, 2014, and as a result of such errors, the Company overstated income tax expense by $6 million. The correction of such errors is reflected in the Company's opening retained earnings as of March 29, 2013.

We evaluated the effects of the above misstatements on our consolidated financial statements for each of these years in accordance with guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” and concluded that none of these years are materially misstated.

To correct these misstatements within the accompanying Consolidated Financial Statements, and as permitted by SAB Topic 1.N, we increased the company’s earnings retained for use in business, total CSC equity and total equity by $6 million as of the beginning of fiscal 2014, decreased loss from continuing operations by $10 million for the year ended April 3, 2015, and decreased income from continuing operations by less than $1 million for the year ended March 28, 2014.

See Note 24 for a reconciliation of these corrections to previously reported amounts.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. These estimates are based on management’s best knowledge of historical experience, current events, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates. Amounts subject to significant judgment and estimates include contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, intangible assets, certain deferred costs, collectability of receivables, reserves for uncertain tax benefits, valuation allowances on deferred tax assets, loss accruals for litigation, pension related liabilities, inputs used for computing stock-based compensation and the fair value of derivative instruments.

The Company's income (loss) from continuing operations, before taxes and noncontrolling interests, and diluted earnings per share (EPS) from continuing operations included the following adjustments due to changes in estimated profitability on fixed price contracts accounted for under the percentage-of-completion method for the fiscal years presented:

	Twelve Months Ended
(Amounts in millions), except per share data	April 1, 2016	April 3, 2015	March 28, 2014
Gross favorable	$—	$14	$15
Gross unfavorable	(5)	(19)	(26)
Total net adjustments, before taxes and noncontrolling interests (1)	$(5)	$(5)	$(11)

Impact on diluted EPS from continuing operations	$(0.03)	$(0.04)	$(0.05)

(1) Quarterly changes in estimated profitability on the same fixed price contract are disclosed gross as either favorable or unfavorable.

Revenue Recognition

The Company's primary service offerings are information technology (IT) outsourcing, other professional services, or a combination thereof. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured. For non-software arrangements that include multiple-elements, revenue recognition involves the identification of separate units of accounting after consideration of combining and/or segmenting contracts and allocation of the arrangement consideration to the units of accounting on the basis of their relative selling price.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue under such contracts is recognized based upon the level of services delivered in the periods in which they are provided. These contracts often include upfront fees billed for activities to familiarize CSC with the client's operations, take control over their administration and operation, and adapt them to CSC's solutions. These activities typically do not qualify as separate units of accounting, and the related revenues are deferred until service commencement and recognized ratably over the period of performance during the period in which CSC provides the related service, which is typically the life of the contract. Costs are expensed as incurred, except for direct and incremental set-up costs which are capitalized and amortized on a straight-line basis over the life of the contract, which are described in more detail under the heading of Outsourcing Contract Costs below. Software transactions that include multiple elements are described below within Multiple-element software sales.

The Company provides its services under time and materials, cost-reimbursable, unit-price and fixed-price contracts; and multiple-element software sales for which revenue is recognized in the following manner:

Time and materials contracts - Revenue is recorded at agreed-upon billing rates at the time services are provided.

Cost-reimbursable contracts - Revenue is recorded at the time costs are incurred and associated fees are recognized when probable and estimable by applying an estimated factor to costs as incurred, such factor being determined by the contract provisions and prior experience.

Unit-price contracts - Revenue is recognized based on unit metrics multiplied by the agreed upon contract unit price or when services are delivered.

Fixed-price contracts - For certain fixed-price contracts, revenue is recognized under the percentage-of-completion method as described below; these include certain software development projects and all long-term construction-type contracts. For other fixed-price contracts, revenue is recognized based on the proportion of the services delivered to date as a percentage of the total services to deliver over the contract term. If output or input measures are not available or cannot be reasonably estimated, revenue is recognized ratably over the contract term. Under the percentage-of-completion method, progress towards completion is measured based on either achievement of specified contract milestones, costs incurred as a proportion of estimated total costs, or other measures of progress when appropriate. Profit in a given period is reported at the estimated profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables, the deferral of costs as work in process, or deferral of profit on these contracts. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 7.1% of the Company's revenues for fiscal 2016. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses at completion, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized.

Multiple-element software sales - For multiple-element arrangements that involve the sale of CSC proprietary software, post contract customer support, and other software-related services, vendor-specific objective evidence (VSOE) of fair value is required to allocate and recognize revenue for each element. VSOE of fair value is determined based on the price charged where each deliverable is sold separately. In situations where VSOE of fair value exists for all undelivered elements but not a delivered element (typically the software license element), the residual method is used. This method allocates revenue to the undelivered elements equal to their VSOE value with the remainder allocated to the delivered element. If significant customization is required, and VSOE is available to support accounting for the software as a separate unit of account, software revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method described above. In situations where VSOE of fair value does not exist for all of the undelivered software-related elements, revenue is deferred until only one undelivered element remains and then recognized following the pattern of delivery of the final undelivered element.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization

The Company’s depreciation and amortization policies are as follows:

Property and Equipment:
Buildings	Up to 40 years
Computers and related equipment	4 to 5 years
Furniture and other equipment	2 to 15 years
Leasehold improvements	Shorter of lease term or useful life

Software	2 to 10 years
Outsourcing contract costs	Contract life, excluding option years
Customer related intangibles	Expected customer service life
Acquired contract related intangibles	Contract life and first contract renewal, where applicable

The cost of property and equipment, less estimated residual values, is depreciated using predominately the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use.

Software and outsourcing contract costs are amortized using predominately the straight-line method. Acquired contract related and customer related intangible assets are amortized in proportion to the estimated undiscounted cash flows projected over the estimated life of the asset or on a straight-line basis if such cash flows cannot be reliably estimated.

Termination Benefits

Termination benefits, offered to employees in connection with workforce reductions, are considered part of an ongoing benefit arrangement and are accounted for in accordance with Accounting Standards Codification (ASC) Topic 712, “Compensation — Non-retirement Postemployment Benefits.” Consequently, such benefits are recorded when payment of the benefits is probable and can be reasonably estimated.

Pension and Other Benefit Plans

The Company and its subsidiaries offer a number of pension and postretirement benefits, life insurance benefits, deferred compensation, and other benefit plans. Most of CSC's pension plans are not admitting new participants, therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates. All plans are accounted for using the guidance of ASC 710 "Compensation - General" and ASC 715 “Compensation—Retirement Benefits” and are measured as of the end of the fiscal year.

Effective the first quarter of fiscal 2015, the Company changed its accounting policies for measurement and recognition of actuarial gains and losses for its defined benefit pension and other postretirement benefit plans and the calculation of the expected return on pension plan assets. Historically, the Company recognized actuarial gains and losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligations (the Corridor) as a component of accumulated other comprehensive loss and, depending on the benefit plan, the Company amortized these gains and losses to earnings either over the remaining average service period for active participants or over the average remaining life expectancy of inactive participants. Additionally, for the Company’s U.S. plans and the Australian plan, the Company previously used a calculated value for the market-related valuation of pension plan assets, reflecting changes in the fair value of plan assets over a three-year and a one-year period, respectively. Under the Company’s new accounting policy, the Company recognizes changes in actuarial gains and losses and the changes in fair value of plan assets in earnings at the time of plan remeasurement, typically annually during the fourth quarter of each year as a component of net periodic benefit expense, and the Company no longer applies the Corridor and, therefore, no longer defers any gains or losses.

The new accounting policies result in the changes in actuarial gains and losses and the changes in fair value of plan assets being recognized in earnings in the year they occur, rather than amortized over time, and therefore recognized earlier than under the Company’s previous accounting methods. The Company believes the new pension accounting policies are preferable as they recognize the effects of plan investment performance, interest rate changes, changes in actuarial

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions as a component of earnings in the year in which they occur rather than amortized over time, and conform all plans to a consistent policy for determining market-related value of plan assets.

The remaining components of pension/postretirement expense, primarily current period service and interest costs and expected return on plan assets, will continue to be recorded on a quarterly basis.

Inherent in the application of the actuarial methods are key assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, mortality rates, rates of compensation increases, and medical cost trend rates. Company management evaluates these assumptions annually and updates assumptions as necessary. The fair value of assets is determined based on the prevailing market prices or estimated fair value of investments when quoted prices are not available.

Software Development Costs

After establishing technological feasibility, and until such time as the software products are available for general release to customers, the Company capitalizes costs incurred to develop commercial software products to be sold, leased or otherwise marketed. Costs incurred to establish technological feasibility are charged to expense as incurred. Enhancements to software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Amortization of capitalized software development costs is determined separately for each software product. Annual amortization expense is calculated based on the greater of the ratio of current gross revenues for each product to the total of current and anticipated future gross revenues for the product or the straight-line amortization method over the estimated economic life of the product.

Unamortized capitalized software costs associated with commercial software products are periodically evaluated for impairment on a product-by-product basis by comparing the unamortized balance to the product’s net realizable value. The net realizable value is the estimated future gross revenues from that product reduced by the related estimated future costs. When the unamortized balance exceeds the net realizable value, the unamortized balance is written down to the net realizable value and an impairment charge is recorded.

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

Outsourcing Contract Costs

Costs of outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract premiums and transition/set-up costs. Examples of such capitalized costs include labor and related fringe benefits, subcontractor costs, travel costs, and premiums on property and equipment purchases.

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

Transition/set-up costs are primarily associated with assuming control over customer IT operations and transforming them to be consistent with contract specifications and are amortized over the contract life.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When indications exist that an outsourcing contract cost balance related to a particular contract may be impaired, the remaining estimated undiscounted cash flows of the contract are compared to the associated long-lived asset group including the unamortized outsourcing contract cost balance. If the remaining estimated undiscounted cash flows are not adequate to recover the unamortized cost balance of the asset group, a detailed evaluation is performed and, based on the fair value of the long-lived assets group, any unrecoverable balance is recognized as an impairment charge in the period. Examples of such indicators include when a contract is materially underperforming, or is expected to materially underperform in the future, as compared to the original bid model or subsequent annual budgets.

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

The Company uses the Black-Scholes-Merton model in determining the fair value of options granted. The expected term is calculated based on the Company’s historical experience with respect to its stock plan activity and an estimate of when vested and unexercised option shares will be exercised. The expected term of options is based on job tier classifications, which have different historical exercise behavior. The risk-free interest rate is based on the zero-coupon interest rate of U.S. government issued treasury strips with a period commensurate with the expected term of the options. Expected volatility is based on a blended approach, which uses a 2/3 weighting for historical volatility and 1/3 weighting for implied volatility. The Company’s historical volatility calculation is based on historical closing prices and employee class, in order to better align this factor with the expected terms of the stock options. With the introduction of a cash dividend in fiscal 2011, the dividend yield assumption was added and is based on the respective fiscal year dividend payouts. The Company periodically evaluates its significant assumptions used in the fair value calculation.

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

If the initial accounting for an acquisition is incomplete by the end of the reporting period in which it occurs, the Company reports provisional amounts for the items for which the accounting is incomplete. If CSC obtains new information about facts and circumstances that existed as of the acquisition date that, if known, would have changed the measurement of the amounts originally recognized, CSC may retroactively adjust the provisional amounts recognized at the acquisition date for up to one year from the date of acquisition. Any measurement adjustments to the acquired assets or the assumed liabilities are recorded with a corresponding adjustment to goodwill.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate, unanticipated competition, the disposal of a significant component of a reporting unit and the testing for recoverability of a significant asset group within a reporting unit.

The Company follows GAAP-prescribed rules when determining if goodwill has been impaired. Initially, an assessment of qualitative factors is conducted in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely that its carrying amount is less than its fair value for a reporting unit, then the subsequent two-step goodwill impairment testing process is not required. If the Company determines that it is more likely than not that its carrying amount is greater than its fair value for a reporting unit, then it proceeds with the subsequent two-step process.

The Company has the option to bypass the initial qualitative assessment stage and proceed directly to perform step one of the two-step process. Step one of the process compares each reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if a reporting unit’s fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. In this step, the reporting unit’s fair value is determined and allocated to all the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in order to calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

When the Company performs step one of the two-step test for a reporting unit, it estimates the fair value of the reporting unit using both the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a discount rate. Cash flow projections are based on management's estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the specific risk characteristics of each reporting unit, the weighted-average cost of capital and its underlying forecasts. The market approach estimates fair value by applying performance-metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies that have operating and investment characteristics similar to those of the reporting unit. If the fair value of the reporting unit derived using one approach is significantly different from the fair value estimate using the other approach, the Company reevaluates its assumptions used in the two models. Assumptions are modified as considered appropriate under the circumstances until the two models yield similar and reasonable results. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighting ascribed to the market approach fair value, assigned to each reporting unit, is influenced by two primary factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value

The Company uses the fair value measurement guidance to value certain of its assets and liabilities. Under this guidance, assets and liabilities are required to be valued based on assumptions used by a market participant and exit price, consistent with the following hierarchy of inputs:

Level 1:	Quoted prices unadjusted for identical assets or liabilities in an active market.
Level 2:	Inputs other than quoted prices that are observable, either directly or indirectly, for similar assets or liabilities.
Level 3:	Unobservable inputs that reflect the entity’s own assumptions which market participants would use in pricing the asset or liability.

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

Receivables

Receivables consist of amounts billed and currently due from customers, amounts earned but unbilled (including contracts measured under the percentage-of-completion method of accounting), amounts retained by the customer until the completion of a specified contract, negotiation of contract modification, and claims.

Allowances for uncollectible billed trade receivables are estimated based on a combination of write-off history, aging analysis and any known collectability issues. Unbilled amounts under contracts in progress that are recoverable do not have an allowance for credit losses. Adjustments to unbilled amounts under contracts in progress related to credit quality, should they occur, would be recorded as a reduction of revenue.

During fiscal 2016 the Company entered into agreements with financial institutions for the continuous non-recourse sale of its eligible North American Public Sector (NPS) segment trade receivables. CSC accounted for these receivable transfers as sales under ASC 860 "Transfers and Servicing" and derecognized the sold receivables from its Consolidated Balance Sheets. The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on sale of receivables was recorded. CSC estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision during the period in which the change occurred. In determining whether a valuation allowance is warranted, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies, and recent financial operations. The Company recognizes uncertain tax positions within the Consolidated Financial Statements when it is more likely than not that the tax position will be sustained upon examination. Uncertain tax positions are measured based on the probabilities that the uncertain tax position will be realized upon final settlement (see Note 12).

The Company elected to early adopt ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) in the fourth quarter of fiscal 2016, effective as of the beginning of the Company's annual period, April 4, 2015. As a result, the Company records excess tax benefits related to employee share-based payment awards within income tax (benefit) expense during the reporting period in which they occur, instead of as adjustments to additional paid-in capital.

Additionally, all tax-related cash flows resulting from excess tax benefits related to the settlement of stock-based awards are classified as cash flows from operating activities and cash paid by directly withholding shares for tax withholding purposes is classified as a financing activity in the Consolidated Statements of Cash Flows.

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of time deposits, money market funds and money market deposit accounts with a number of institutions that have high credit ratings.

Foreign Currency

The local currency of the Company's foreign affiliates is generally their functional currency. Accordingly, the assets and liabilities of the foreign affiliates are translated from their respective functional currency to U.S. dollars using year-end exchange rates, income and expense accounts are translated at the average rates in effect during the year, and equity accounts are translated at historical rates. The resulting translation adjustment is reported in the Consolidated Statements of Comprehensive Income (Loss) and recorded as part of accumulated other comprehensive income (loss) (AOCI).

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company designates certain derivative instruments as hedges for purposes of hedge accounting, as defined under ASC 815, “Derivatives and Hedging.” For such derivative instruments, the Company documents its risk management objectives and strategy for undertaking hedging transactions, as well as all relationships between hedging and hedged risks. The Company's derivative instruments designated for hedge accounting consist mainly of interest rate swaps and foreign currency forward contracts. Changes in the fair value measurements of the cash flow hedge derivative instruments are reflected as adjustments to other comprehensive income (loss) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. Changes in fair value measurements of interest rate swaps are recorded in current period earnings and fully offset the changes in the fair value of the hedged debt where such instruments have qualified for the short-cut method of hedge accounting under ASC 815.

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

Earnings (Loss) Per Share

Basic EPS are computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards.

New Accounting Standards

During fiscal year 2016, the Company adopted the following Accounting Standard Updates (ASUs):

ASU 2016-09

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09 which, among other elements, requires the excess tax benefits and deficiencies related to employee share-based payment awards and related dividends to be recorded in the statement of operations during the reporting period in which they occur. Additionally, it allows the Company to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (consistent with current GAAP) or account for forfeitures when they occur. ASU 2016-09 also requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities, and that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the Consolidated Statements of Cash Flows.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CSC elected to early adopt ASU 2016-09 in the fourth quarter of fiscal 2016 which requires us to reflect any adjustments as of April 4, 2015, the beginning of the annual period that includes the adoption. Amendments requiring recognition of excess tax benefits and tax deficiencies within the Consolidated Statements of Operations were adopted prospectively and resulted in the recognition of $23 million, or $0.16 per share, of excess tax benefits within income tax (benefit) expense. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation expense to be recognized in each period.

ASU 2016-09 amendments related to presentation within the Consolidated Statements of Cash Flows were applied retrospectively, and resulted in the reclassification of $23 million, $18 million, and $8 million of excess tax benefits related to the settlement of stock-based awards from financing to operating activities, and $48 million, $22 million and $9 million of taxes paid related to net share settlements of stock-based compensation awards from operating activities to financing activities for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014, respectively.

ASU 2015-17

In November 2015, the FASB issued ASU 2015-17 (Topic 740), "Balance Sheet Classification of Deferred Taxes" (ASU 2015-17). ASU 2015-17 requires deferred tax liabilities and assets to be classified as non-current in the Consolidated Balance Sheets. CSC adopted ASU 2015-17, on a retrospective basis in the third quarter of fiscal 2016. As a result of adopting ASU 2015-17, CSC has separately offset current and long-term deferred tax liabilities and current and long-term deferred tax assets, as well as any related valuation allowance.

The following table summarizes the adjustments made as of April 3, 2015 to conform prior period classifications with the new guidance:

		As of April 3, 2015
(Amounts in millions)	Balance sheet line item	Balance Prior to Adoption(1)	Adjustments Increase/ (Decrease)	As Adjusted
Current deferred income tax assets	Prepaid expenses and other current assets	$53	$(53)	$—
Long-term deferred income tax assets	Deferred income taxes, net	353	43	396
Total tax assets		$406	$(10)	$396
Current deferred income tax liabilities	Income taxes payable	(26)	26	—
Long-term deferred income tax liabilities	Long-term income tax liabilities and deferred income taxes	252	(36)	216
Total tax liabilities		$226	$(10)	$216
Net deferred tax asset		$180	$—	$180

(1) Certain adjustments have been made to the balances prior to adoption (see Note 24).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2014-08

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08), which changes the requirements for reporting discontinued operations in Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations.” ASU 2014-08 requires expanded disclosures for discontinued operations designed to provide users of financial statements with more information about the assets, liabilities, revenues, expenses and cash flows related to discontinued operations. ASU 2014-08 also requires an entity to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The adoption of ASU 2014-08, which became effective on April 4, 2015, did not have a material impact on CSC's Consolidated Financial Statements, other than the expanded disclosures related to its discontinued operations.

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". This amendment is intended to increase transparency and comparability among organizations by recognizing virtually all lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 will be effective for CSC in fiscal 2020 and early adoption is permitted. This ASU must be adopted using a modified retrospective transition and provides for certain practical expedients. CSC is currently evaluating the impact that the adoption of ASU 2016-02 may have on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01), which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for CSC in fiscal 2019. CSC is currently evaluating the impact that the adoption of ASU 2016-01 may have on its Consolidated Financial Statements.

In August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" (ASU 2015-15). Specifically, the ASU states that SEC staff would not object to an entity deferring debt issuance costs and presenting such costs as an asset which is subsequently amortized ratably over the term of the underlying line of credit (LOC) arrangement. Presentation of fees under LOC arrangements had not been specified in the April 2015 guidance issued by the FASB, ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). Under the guidance in ASU 2015-03, debt issuance costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-15 is effective upon adoption of ASU 2015-03. Early adoption of ASU 2015-03 is allowed for financial statements that have not previously been issued. The guidance is to be applied retrospectively to all prior periods. ASUs 2015-03 and 2015-15 will be effective for CSC beginning in Fiscal 2017. CSC is currently evaluating the impact that the combined adoption of these ASUs may have on its Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02). The objective of ASU 2015-02 was to modify the consolidation requirements of Topic 810 to ensure that reporting entities do not consolidate other legal entities in situations where deconsolidation provides a more accurate representation of operating and economic results. Among other changes, the amendments to ASC 810 include lessening the relevance of fees paid to a decision-maker or service provider and the related party tiebreaker test. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years . This ASU may be adopted using a full retrospective approach or a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. ASU 2015-02 will be effective for CSC beginning in fiscal 2017. CSC is currently evaluating the impact of adopting the available methodologies of ASU 2015-02 upon its Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts”. The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which CSC expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of CSC’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require CSC to apply ASU 2014-09 to each prior reporting period presented. The second method would require CSC to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for CSC beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (ASU 2015-14) which was issued by the FASB in August 2015 and extended the original effective date by one year. CSC is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its Consolidated Financial Statements.

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU 2016-08 "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10 "Identifying Performance Obligations and Licensing" issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. Finally, ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. With its evaluation of the impact of ASU 2014-09, CSC will also consider the impact related to the updated guidance provided by these three new ASUs.

Other recently issued ASUs effective after April 1, 2016 are not expected to have a material effect on CSC's Consolidated Financial Statements.

Note 2 - Settlement of SEC Investigation

During the first quarter of fiscal 2016, the previously disclosed agreed-upon settlement with the SEC was formally approved by the SEC. The settlement became effective on June 5, 2015 and the Company paid a penalty of $190 million on June 11, 2015. As part of the settlement, the Company also agreed to implement a review of its compliance policies through an independent compliance consultant and to cease and desist from further violations of the anti-fraud, reporting, and books-and-records provisions of the U.S. securities laws. As part of the settlement, the Company neither admitted nor denied the SEC’s allegations concerning such matters. Further, as part of the settlement, on June 5, 2015, the Company filed its Form 10-K/A in respect of its fiscal year ended March 28, 2014 in order to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and 2010 reflected in the five-year financial data table, all as previously set forth in the Company’s originally filed Form 10-K for its 2014 fiscal year. The restatement had no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss), Statements of Cash Flows and Statements of Changes in Equity for fiscal 2013 or fiscal 2014 or on its financial statements for fiscal 2015. The independent compliance consultant completed its review of the Company's compliance policies and submitted its report to the SEC on October 2, 2015. The Company has completed implementation of the consultant's recommendations.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisitions

Fiscal 2016 Acquisitions

UXC Acquisition

On February 26, 2016, CSC acquired all outstanding capital stock of UXC Limited (UXC), a publicly owned IT services company which is a leading provider of enterprise application capabilities, consulting, applications management, professional services, connect infrastructure and health services in Australia. UXC was listed on the Australian Securities Exchange under the symbol "UXC". UXC was acquired for total purchase consideration of $289 million (net of cash acquired of $13 million). The purchase consideration included cash paid at closing to and on behalf of the UXC shareholders of $302 million and was funded from existing cash balances.

The acquisition continues CSC’s process of rebalancing its offering portfolio, strengthening CSC’s next-generation delivery model, and expanding its client base around the world. Transaction costs associated with the acquisition of $7 million are included within selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

The preliminary allocation of the UXC purchase price to the assets acquired and liabilities assumed is presented below as of the acquisition date:

(Amounts in millions)	Estimated Fair Value
Accounts receivable and other current assets	$125
Intangible assets - software	4
Intangible assets - customer relationships	74
Intangible assets - trade names	13
Deferred tax asset, long-term	15
Property and equipment and other noncurrent assets	20
Accounts payable	(32)
Accrued payroll and other current liabilities	(22)
Accrued expenses and other current liabilities	(32)
Deferred revenue	(23)
Debt	(45)
Deferred tax liability, long-term	(37)
Other long-term liabilities	(12)
Total identifiable net assets acquired	48
Goodwill	254
Total estimated consideration	$302

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the acquisition date, the fair value of trade receivables approximated book value and was considered fully recoverable. The amortizable lives associated with the intangible assets acquired includes customer relationships which have a ten-year estimated useful life.

The goodwill recognized with the acquisition is attributable to the intellectual capital and the acquired assembled work force, none of which qualify for recognition as a separate intangible asset. The goodwill arising from the acquisition was allocated to the Company's reportable segments based on the relative fair value of the expected incremental cash flows that the acquisition was expected to provide to each reporting unit within the Company's reportable segments. The goodwill associated with this acquisition is not deductible for tax purposes. The Company’s purchase price allocation for the UXC acquisition is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available.

For the fiscal year ended April 1, 2016, UXC contributed revenues of $42 million and operating loss of $1 million. Disclosure of proforma information required under ASC Topic 805, “Business Combinations" is impracticable, due to different fiscal year-ends and financial records that are not available in GAAP.

Axon Acquisition

On December 11, 2015, CSC acquired all of the outstanding capital stock of Axon Puerto Rico, Inc. (Axon), a provider of enterprise application and infrastructure managed services to aerospace and defense, and other commercial industries, for cash consideration of $29 million (net of cash acquired of $5 million), which was funded from existing cash balances. The acquisition further advances CSC’s position as a leader in providing cost effective, highly-secure IT managed services to firms worldwide, strengthens CSC’s next-generation delivery model and expands its network of regional delivery centers. The preliminary purchase price was allocated to assets acquired and liabilities assumed based upon the current determination of fair values at the date of acquisition, as follows: $5 million to current assets, $3 million to noncurrent assets, $11 million to an intangible asset other than goodwill, $2 million to current liabilities, and $12 million to goodwill. The goodwill is associated with the Company's GBS segment and is tax deductible. The amortizable lives associated with the intangible assets acquired includes customer relationships which have a ten-year estimated useful life. Transaction costs associated with the acquisition were less than $1 million and are included within selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

Fixnetix Acquisition

On September 24, 2015, CSC acquired all of the outstanding capital stock of Fixnetix, Limited (Fixnetix), a privately held provider of front-office managed trading solutions for capital markets, for total purchase consideration of $112 million. The acquisition enhances CSC's ability to offer capital market clients an expanded range of as-a-service front office capabilities and address the growing demand for greater efficiency and innovation in trading, market data, hosting, infrastructure, connectivity and risk management.

The purchase consideration included cash of $88 million (net of $1 million of cash acquired) paid at closing, the estimated fair value of contingent consideration as of the acquisition date of $21 million, and $2 million of adjustments to the acquisition final net working capital in the fourth quarter of fiscal 2016. The estimated amount of contingent consideration was based on a contractually defined multiple of Fixnetix's revenues during two specified periods, as well as other considerations.

The acquisition was funded from CSC's existing cash balances. Transaction costs of approximately $1 million are included within selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the Fixnetix purchase price to the assets acquired and liabilities assumed is presented below:

(Amounts in millions)	Estimated Fair Value at Acquisition Date
Accounts receivable and other current assets	$13
Intangible asset - developed technology	4
Intangible assets - customer relationships and trade names	44
Property and equipment and other noncurrent assets	8
Trade payables, accrued expenses and deferred revenue	(26)
Leases and other long-term liabilities	(6)
Deferred tax liability, net	(2)
Total identifiable net assets acquired	35
Goodwill	77
Total consideration	$112

The amortizable lives associated with the intangible assets acquired are as follows:

Description	Estimated Useful Lives (Years)
Developed technology	9
Customer relationships	3-8
Trade names	6

The goodwill recognized with the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset. Such goodwill is associated with the GIS segment and is not tax-deductible.

As of April 1, 2016, the Company determined that the estimated contingent consideration would be not be earned in relation to this acquisition, primarily due to the current determination of the forecasted Fixnetix revenues. As a result, total contingent consideration liability of $19 million, including foreign currency adjustments, was released as a reduction to selling, general, and administrative expenses within the Consolidated Statements of Operations.

Fruition Acquisition

On September 17, 2015, CSC acquired all of the outstanding capital stock of Fruition Partners (Fruition), a privately-held company that is a leading provider of technology-enabled solutions for the service management sector and the largest ServiceNow-exclusive service management consulting firm. The acquisition bolsters CSC's ability to offer enterprise and emerging clients an expanded range of cloud-based service-management solutions to improve their business through organizational efficiency and lower operating costs.

Cash consideration of $148 million (net of cash acquired of $2 million) was paid at closing for this acquisition. The acquisition was funded from CSC's existing cash balances. The Company incurred transaction costs of approximately $2 million associated with this acquisition which are included within selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the Fruition purchase price to the assets acquired and liabilities assumed is presented below:

(Amounts in millions)	Estimated Fair Value at Acquisition Date
Accounts receivable and other current assets	$19
Deferred tax assets	3
Intangible asset - developed technology	7
Intangible assets - customer relationships and trade names	35
Intangible assets - noncompete agreements	2
Property and equipment and other noncurrent assets	1
Trade payables, accrued expenses and deferred revenue	(12)
Deferred tax liabilities, net	(8)
Total identifiable net assets acquired	47
Goodwill	103
Total consideration	$150

The amortizable lives associated with the intangible assets acquired are as follows:

Description	Estimated Useful Lives (Years)
Developed technology	5
Customer relationships	11-13
Trade names	Indefinite

The goodwill recognized with the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset. Such goodwill is associated with the GBS segment and is not tax-deductible.

Pro forma financial information for the UXC, Axon, Fixnetix, and Fruition acquisitions have not been presented as they were neither individually nor in the aggregate material to the Company’s consolidated results.

Fiscal 2015 Acquisitions

During fiscal 2015, CSC acquired Autonomic Resources, LLC (Autonomic) and a privately held entity for cash consideration of $14 million and $35 million, respectively. Autonomic and the privately held entity were components of the Company's former NPS segment which was spun-off during the third quarter of fiscal 2016.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase consideration included: 1) cash of $163 million paid at closing to and on behalf of the SMI shareholders, including $10 million paid to retire SMI's debt and 2) additional consideration of $119 million contingent on the achievement of contractually agreed revenue targets. The Company incurred transaction costs of $4 million associated with this acquisition, which are included within selling, general and administrative expenses in the Consolidated Statements of Operations. The acquisition was funded from CSC's existing cash balances.

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

After the expiration of the contractual period, the final amount of the contingent consideration payable was determined to be $98 million, which was paid during the fourth quarter of fiscal 2014. The $21 million difference between the revised fair value of contingent consideration liability of $119 million and the actual amount paid of $98 million, was primarily due to the deferral of revenues related to certain software license sales to periods beyond the specified earn-out measurement period. The entire difference of $21 million was recognized as a reduction to selling, general and administrative expenses in the Consolidated Statements of Operations during the fourth quarter of fiscal 2014.

The results of SMI are included in the Consolidated Financial Statements from the date of acquisition, within its GIS segment. For the fiscal year ended March 28, 2014, SMI contributed revenues of $18 million, and operating income of $17 million (primarily due to the $21 million adjustment described above) offset by $4 million of amortization of the acquired intangibles.

The allocation of purchase consideration to assets acquired and liabilities assumed, including the fourth quarter fiscal 2014 adjustments to the estimated fair value of contingent consideration, is presented below:

(Amounts in millions)	Estimated Fair Value
Accounts receivable and other current assets	$3
Deferred tax assets	31
Intangible asset - developed technology	94
Intangible assets - customer relationships and trade names	10
Property and equipment and other non-current assets	2
Deferred revenue and other current liabilities	(4)
Deferred tax liabilities	(38)
Total identifiable net assets acquired	98
Goodwill (1)	184
Total consideration	$282

(1) As part of the Separation of CSRA, $36 million of goodwill that was allocated to the former NPS reporting segment was divested in the third quarter of fiscal 2016.

As of the acquisition date, the fair value of trade receivables approximated book value and was considered fully recoverable.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortizable lives associated with the intangible assets acquired are as follows:

Description	Estimated Useful Lives (Years)
Developed technology	9
Customer relationships	3
Trade names	4 - 6

The goodwill recognized with the acquisition is attributable to the intellectual capital, the acquired assembled work force, and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill arising from the acquisition was allocated to the Company's reportable segments based on the relative fair value of the expected incremental cash flows that the acquisition was expected to provide to each reporting unit within the Company's reportable segments. Goodwill was allocated as follows: GBS: $28 million and GIS: $120 million. The goodwill associated with this acquisition is not deductible for tax purposes.

In connection with the SMI acquisition, the Company granted RSUs to certain SMI employees with a grant-date fair value of $41 million. Awards associated with the continuing employment of the SMI employees generally vest over a three-year period, beginning from the date of acquisition, and are recorded as compensation expense ratably over the three-year period.

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

Pro forma financial information for the fiscal 2014 acquisitions was not presented as the effect of the acquisitions was neither individually nor in the aggregate material to CSC's consolidated results.

Note 4 - Divestitures

Separation of CSRA

On November 27, 2015, CSC completed the Separation of CSRA through a pro rata distribution of all shares of CSRA common stock to CSC stockholders as of the close of business on the Record Date. CSC stockholders received one share of CSRA common stock for every one share of CSC common stock held on the Record Date. In connection with the Separation, CSC and CSRA each paid concurrent special cash dividends as more fully described in Note 15. As a result of the Separation, CSC no longer owns CSRA common stock. CSRA's assets and business primarily consist of those that the Company previously reported as its North American Public Sector (NPS) segment.

Implementation of the Separation and CSC's post-Separation relationship with CSRA is governed by several agreements, including a master separation and distribution agreement and intellectual property (IP) matters, real estate matters, tax matters, non-U.S. agency and employee matters agreements. CSRA is considered a related party under ASC 850 "Related Party Disclosures" (see Note 22).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the IP matters agreement CSC granted to CSRA perpetual, royalty-free, non-assignable licenses to certain know-how owned by CSC and certain software products, trademarks and workflow and design methodologies. Under the IP matters agreement, CSRA pays CSC an annual net maintenance fee of $30 million per year for each of the five years following the distribution in exchange for maintenance services. In addition, CSRA will pay CSC additional maintenance fees if CSRA's total consolidated revenue or revenue from cloud computing solutions exceeds certain thresholds in any fiscal year during the initial five-year term. During the third quarter of fiscal 2016, CSC received a payment of $30 million from CSRA, of which $10 million is included in revenues in its Consolidated Statements of Operations for the fiscal year ended April 1, 2016, and $20 million is included in deferred revenue and advance contract payments in its Consolidated Balance Sheet at April 1, 2016, which will be amortized to revenues over successive periods.

The real estate matters agreement with CSRA governs the respective rights and responsibilities between CSC and CSRA for real property, including the allocation of space within shared facilities and the allocation of standalone facilities between CSC and CSRA. Pursuant to the real estate matters agreement, CSC transferred to CSRA ownership of certain real property and entered into facility lease agreements with CSRA for space shared in certain facilities. For the fiscal year ended April 1, 2016, CSC recorded lease expense of approximately $1 million under the facility lease agreements, which expire at various dates through 2020.

The tax matters agreement with CSRA governs the respective rights, responsibilities and obligations of CSC and CSRA after the Separation with respect to all tax matters and includes restrictions designed to preserve the tax-free status of the distribution. Generally, as a matter of federal law, CSRA continues to have joint and several liability to the IRS for the full amount of the consolidated U.S. federal income taxes of the consolidated group relating to the taxable periods in which CSRA is part of that group. CSC has indemnified CSRA for such joint and several liability. CSRA will be responsible for income tax liabilities for separately filed income tax returns for CSRA entities for taxable periods ending on, before, or after the Separation. CSC and CSRA will generally be responsible for all taxes for periods after the Separation of their respective businesses and have given cross indemnities to that effect. Additionally, CSC and CSRA are responsible for liabilities for non-income taxes related to their respective businesses before the Separation regardless of whether CSC or a CSRA entity filed the returns.  The obligations set forth under the tax matters agreement continue until the longer of final settlement or expiration of applicable statutes of limitations.

Under the Non-U.S. Agency Agreement, CSRA has appointed CSC as their exclusive agent outside the U.S. with regard to certain non-U.S. customers, subject to some exceptions, for a period of five years after the distribution.

The employee matters agreement with CSRA addresses employment, compensation and benefits matters including the allocation and treatment of liabilities and responsibilities relating to employee compensation and benefit plans and programs. Refer to Note 14 for additional information regarding pension and other benefit plans and Note 16 for additional information regarding stock incentive plans.

CSC is also a party to certain commercial agreements with CSRA. CSC recognized $25 million of revenue under such commercial agreements for the fiscal year ended April 1, 2016. CSC and CSRA are also party to computer hardware lease agreements, which originated prior to the Separation, and expire at various dates through fiscal 2021.

Concurrent with the Separation, CSRA entered into definitive agreements providing for approximately $3.5 billion of secured indebtedness, of which approximately $1.5 billion was drawn prior to the Separation to fund the Special Dividend, transaction costs and repayment of indebtedness.

Prior to the Separation, CSRA issued a note payable to the Company in the amount of $350 million that was repaid by CSRA in connection with the Separation. The majority of the proceeds of the note payable were used to pay a portion of the Special Dividend and the remaining amount of $37 million was used to retire a portion of CSC's 6.5% term notes due March 2018 (see Note 13).

During the fiscal year ended April 1, 2016 the Company incurred $122 million of costs in connection with the Separation, primarily related to professional fees associated with preparation of regulatory filings and Separation activities within finance, tax, legal and information system functions. Income from discontinued operations, net of taxes includes $103 million of these costs, and the remaining amount of $19 million was included within Loss from continuing operations.

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

Additionally, approximately $31 million of accumulated other comprehensive loss, net of tax and $30 million of noncontrolling interest in subsidiaries were distributed to CSRA. In the fourth quarter of fiscal 2016, the Company recorded additional adjustments to retained earnings of $13 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the assets and liabilities of CSRA that have been classified as assets and liabilities of discontinued operations as of April 3, 2015:

(Amounts in millions)	April 3, 2015
Cash and cash equivalents	$22
Receivables, net	691
Prepaid expenses and other current assets	93
Property and equipment, net	473
Software, net	33
Goodwill, net	833
Other assets	140
Total assets of the disposal group	$2,285

(Amounts in millions)	April 3, 2015
Short-term debt and current maturities of long-term debt	$21
Accounts payable	128
Accrued payroll and related costs	90
Accrued expenses and other current liabilities	291
Deferred revenue and advance contract payments	161
Long-term debt, net of current maturities	130
Other long-term liabilities	624
Total liabilities of the disposal group	$1,445

The following is a summary of the operating results of CSRA which have been reflected within income from discontinued operations, net of tax:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016(1)	April 3, 2015	March 28, 2014
Revenues	$2,504	$4,056	$4,099

Costs of services	1,935	3,375	3,240
Selling, general and administrative	52	120	121
Depreciation and amortization	90	137	148
Restructuring costs	1	5	2
Separation and merger costs	103	—	—
Interest expense	15	22	19
Other (income) expense, net	(21)	2	—
Income from discontinued operations before income taxes	329	395	569
Income tax expense	(138)	(142)	(209)
Income from discontinued operations, net of tax	$191	$253	$360

(1) Results for the twelve months ended April 1, 2016 only reflect operating results through the Separation date of November 27, 2015, not the full twelve-month period as shown for prior periods.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial results reflected above may not represent CSRA's stand-alone operating results, as the results reported within Income from discontinued operations, net of tax only include certain costs that are directly attributable to CSRA and exclude certain CSRA overhead costs that were previously allocated to CSRA for each period. Such overhead costs were excluded in accordance with guidance under ASC Subtopic 205-20 "Presentation of Financial Statements - Discontinued Operations."

The following selected financial information of CSRA is included in CSC's Consolidated Statements of Cash Flows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016(1)	April 3, 2015	March 28, 2014
Depreciation	$75	$114	$121
Amortization	15	23	27
Capital expenditures	(75)	(75)	(107)
Significant operating non-cash items:
Net gain on disposition of business	22	(3)	64
Significant investing non-cash items:
Capital expenditures through capital lease obligations	—	(10)	(43)
Capital expenditures in accounts payable	(7)	(14)	(6)
Disposition of assets	(8)	1	—

(1) Selected financial information for the twelve-month period ended April 1, 2016 reflect cash flows through the Separation date of November 27, 2015, not the full twelve-month period as shown for prior periods.

During fiscal 2016, 2015, and 2014, the Company divested certain non-core businesses as a part of its service portfolio optimization initiative to focus on next-generation technology services. The historical results of the following divestitures have been presented within Income from discontinued operations, net of tax in the Company's Consolidated Statements of Operations:

Fiscal 2016 Divestiture

On April 27, 2015, the Company completed the sale of its wholly-owned subsidiary, Welkin Associates Limited (Welkin), to a strategic investor. CSC received consideration of $34 million and recorded a pre-tax gain on sale of $22 million, which is included in Income from discontinued operations, net of taxes on the Consolidated Statements of Operations. Included in the divested net assets of $10 million was $7 million of goodwill, and transaction costs of approximately $2 million. The Welkin business was part of the previously reported NPS segment. At the time of disposition, the divestiture did not qualify to be presented as discontinued operations since it did not represent a strategic shift that would have a major effect on CSC's operations or financial results. Subsequent to the disposition of Welkin, CSC completed the Separation from CSRA, which included the operating results of Welkin as discontinued operations.

Fiscal 2015 Divestiture

On July 31, 2014, CSC completed the sale of a German software business to a strategic investor for cash consideration of $3 million. This divestiture, which had been included in the GBS segment's healthcare group, resulted in a pre-tax loss of $22 million. The divested assets and liabilities included: current assets of $54 million (including $21 million of cash), noncurrent assets of $25 million, current liabilities of $33 million and noncurrent liabilities of $23 million.

Fiscal 2014 Divestitures

On July 19, 2013, CSC completed the sale of its base operations, aviation and ranges services business unit, the Applied Technology Division (ATD) within its former NPS Segment, to a strategic investor for cash consideration of $178 million, plus a net working capital adjustment receivable of $6 million, of which $3 million was collected in fiscal 2015 and $3 million was collected in fiscal 2016. The ATD divestiture resulted in a pre-tax gain of $77 million. During the first quarter of fiscal 2015, NPS recorded a $1 million final net working capital adjustment, which reduced the total gain on sale.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 21, 2013, CSC completed the divestiture of its flood insurance-related business process outsourcing practice, within the GBS segment, to a financial investor for cash consideration of $43 million plus a net working capital adjustment receivable of $4 million. The divestiture resulted in a pre-tax gain of $25 million. During the fourth quarter of fiscal 2014, the Company received cash of $3 million, representing the final net working capital adjustment, and reduced the gain on disposal by $1 million. During the first quarter of fiscal 2015, CSC received an additional $2 million as a purchase price adjustment, which was recorded as an additional gain on the sale of this divestiture.

Following is the summary of the results of the discontinued operations:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Operations
Revenues	$2,504	$4,066	$4,334

Income from discontinued operations, before tax	329	384	578
Income tax expense	138	142	216
Net income from discontinued operations, net of tax	191	242	362

Disposal
(Loss) gain on disposition	$—	$(21)	$101
Income tax (benefit) expense	—	(3)	15
(Loss) gain on disposition, net of taxes	—	(18)	86

Income from discontinued operations, net of tax	$191	$224	$448

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Earnings (Loss) Per Share

Basic EPS and diluted EPS are calculated as follows:

	Twelve Months Ended
(Amounts in millions, except per-share data)	April 1, 2016	April 3, 2015	March 28, 2014

Net income (loss) attributable to CSC common shareholders:
From continuing operations	$71	$(207)	$520
From discontinued operations	180	209	427
	$251	$2	$947
Common share information:
Weighted average common shares outstanding for basic EPS	138.28	142.56	147.65
Dilutive effect of stock options and equity awards	3.05	—	3.11
Shares for diluted EPS	141.33	142.56	150.76

EPS – basic and diluted:
Basic EPS:
Continuing operations	$0.51	$(1.45)	$3.52
Discontinued operations	1.31	1.46	2.89
Total	$1.82	$0.01	$6.41

Diluted EPS:
Continuing operations	$0.50	$(1.45)	$3.45
Discontinued operations	1.28	1.46	2.83
Total	$1.78	$0.01	$6.28
As discussed in Note 1 - Summary of Significant Accounting Policies, the Company adopted ASU 2016-09 during the fourth quarter of fiscal 2016. The adoption resulted in an adjustment to the weighted average diluted shares outstanding to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation. This change has been applied prospectively as of April 4, 2015, the beginning of the annual period that includes the adoption, and resulted in diluted weighted average shares outstanding of 141.33 million for the twelve months ended April 1, 2016, when compared to 140.94 million as would have been calculated under the previous guidance.

Stock options and RSUs whose exercise price was greater than the average market price of the shares for the full year and, therefore, the effect would have been anti-dilutive were excluded from the diluted earnings (loss) per share computation. The number of shares related to such stock options was 2,064,951 and 1,077,891 for the twelve months ended April 1, 2016 and April 3, 2015, respectively. The number of shares related to such RSUs was 201,581 and 62,243 for the twelve months ended April 1, 2016 and April 3, 2015, respectively. During fiscal 2015, the Company entered into an accelerated share repurchase (ASR) arrangement (see Note 15) and excluded 173,779 shares because their effect would have been anti-dilutive. The Company did not enter into any ASR arrangements during fiscal 2014.

For the twelve months ended March 28, 2014, stock options of 4,573,542 and RSUs of 14,953 were excluded in the computation of diluted EPS because the exercise price was greater than the average market prices of the shares and therefore, the effect would have been anti-dilutive.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Receivables

Receivables, net of allowance for doubtful accounts consist of the following:

(Amounts in millions)	April 1, 2016	April 3, 2015
Billed trade receivables	$1,068	$1,014
Unbilled recoverable amounts under contracts in progress	595	488
Other receivables	168	180
Total	$1,831	$1,682

Unbilled recoverable amounts under contracts in progress generally become billable upon completion of a specified contract, negotiation of contract modifications, achievement of project milestones or upon acceptance by the customer.

Sale of Receivables

On April 21, 2015, CSC entered into a Master Accounts Receivable Purchase Agreement with several participants, for the continuous non-recourse sale of up to $450 million of eligible trade receivables related to its former NPS segment (the Facility). The Company used the proceeds from receivable sales under the Facility for general corporate purposes. On November 27, 2015, in connection with the Separation (see Note 4), CSC ceased such receivables sales.

During fiscal 2016, CSC sold $1.7 billion of billed and unbilled receivables, of which $1.5 billion was collected prior to the Separation. CSC incurred purchase discount and administrative fees of $1 million which were recorded, net of servicing income, within income from discontinued operations, net of taxes in the Consolidated Statements of Operations. The net impact to cash flows was $239 million for fiscal 2016.

Note 7 - Fair Value

Fair value measurements on a recurring basis

The following table presents the Company’s assets and liabilities, excluding pension assets (see Note 14), that are measured at fair value on a recurring basis as of April 1, 2016 and April 3, 2015:

	April 1, 2016
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$348	$348	$—	$—
Time deposits	1	1	—	—
Available for sale equity investments	66	66	—	—
Derivative instruments	15	—	15	—
Total assets	$430	$415	$15	$—

Liabilities:
Derivative instruments	$11	$—	$11	$—
Total liabilities	$11	$—	$11	$—

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	April 3, 2015
		Fair Value Hierarchy
(Amounts in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds and money market deposit accounts	$344	$344	$—	$—
Time deposits	411	411	—	—
Derivative instruments	20	—	20	—
Total assets	$775	$755	$20	$—

Liabilities:
Derivative instruments	$5	$—	$5	$—
Total liabilities	$5	$—	$5	$—

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

Fair value of the available-for-sale equity investments is based on quoted market prices which is a Level 1 input. Derivative instruments include foreign currency forward and option contracts, interest rate swap contracts and total return swaps (see Note 8). As of April 1, 2016, the Company had no interest rate swap contracts. The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the month-end foreign currency exchange rates and forward points. The fair value of foreign currency options is estimated based on valuation models that use the original strike price, movement and volatility in foreign currency exchange rates, and length of time to expiration as inputs. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as inputs. Total return swaps are settled on the last day of every fiscal month. The inputs used to estimate the fair value of the Company's derivatives are classified as Level 2.

Fair value measurements on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, tangible assets, intangible assets and other contract related long-lived assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are remeasured when the estimated fair value of the corresponding asset or asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). There were no significant impairments recorded during the fiscal years ended April 1, 2016 and April 3, 2015.

Financial Instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The carrying amount of the Company’s long-term debt, excluding capital leases, was $1.8 billion and $1.6 billion and the estimated fair value was $1.8 billion and $1.7 billion as of April 1, 2016, and April 3, 2015, respectively. The fair value of long-term debt is estimated based on the current interest rates offered to the Company for instruments with similar terms and remaining maturities and are classified as Level 2.

The Company is subject to counterparty risk in connection with its derivative instruments (see Note 8). With respect to its foreign currency derivatives, as of April 1, 2016, there were five counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is less than $14 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The primary financial instruments other than derivatives (see Note 8) that could subject the Company to concentrations of credit risk are accounts receivable. The Company’s customer base includes Fortune 500 companies and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. Furthermore, the Company continuously reviews its accounts receivable and records provisions for doubtful accounts as needed.

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of April 1, 2016, the Company had $16 million of accounts receivable, $11 million of related allowance for doubtful accounts, $1 million of other assets, and $4 million of accounts payable with customers involved in bankruptcy proceedings.

Note 8 - Derivative Instruments

The following table presents the fair values of derivative instruments included on the Consolidated Balance Sheets as of April 1, 2016 and April 3, 2015:

	Derivative Assets			Derivative Liabilities
(Amounts in millions)	Balance Sheet line item	As of April 1, 2016	As of April 3, 2015	Balance Sheet line item	As of April 1, 2016	As of April 3, 2015

Derivatives designated for hedge accounting:
Interest rate	Other assets	$—	$18	Other long-term liabilities	$—	$—
Foreign Currency forward contracts	Prepaid expenses and other current assets	3	1	Accrued expenses and other current liabilities	4	3
Total fair value of derivatives designated for hedge accounting		$3	$19		$4	$3

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Prepaid expenses and other current assets	$12	$1	Accrued expenses and other current liabilities	$7	$2
Total fair value of derivatives not designated for hedge accounting		$12	$1		$7	$2

Derivative instruments designated as hedges

Fair value hedges

Pursuant to its interest rate and risk management strategy, during the second quarter of fiscal 2014, the Company entered into multiple interest rate swap transactions to hedge the fair value of $275 million of the Company's 4.45% term notes, due 2022, which effectively converted the debt into floating interest rate debt. For accounting purposes, these interest rate swap transactions were designated as fair value hedges and qualified for the short-cut method of hedge accounting, as defined under ASC 815, “Derivatives and Hedging.” Accordingly, changes in the fair values of the interest rate swaps are reported in earnings and fully offset changes in the fair value of the hedged debt (see Note 13); therefore, no net gain or loss is recognized in the Consolidated Statements of Operations.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2016, the Company terminated the interest rate swaps mentioned above, which had aggregate notional values of $275 million and fair values of $23 million and derecognized the related derivative asset. The total hedge gain of $23 million for the termination of interest rate swaps during fiscal 2016 will be amortized into interest income over the remaining life of the debt, which is through September 2022. As of April 1, 2016, the Company had no fair value hedges.

The following table presents the pre-tax gains (losses) related to the fair value hedges and the related hedged items, for the twelve months ended April 1, 2016 and April 3, 2015, respectively:

	Derivative Instrument			Hedged Item
(Amounts in millions)	Statements of Operations line item	Gain for the Twelve Months Ended		Balance Sheet line item	(Loss) for the Twelve Months Ended
		April 1, 2016	April 3, 2015		April 1, 2016	April 3, 2015
Interest rate swaps	Other Income	$5	$15	Long-term debt, net of current maturities	$(5)	$(15)

Cash flow hedges

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of April 1, 2016 and April 3, 2015 was $496 million and $383 million, respectively, and the related forecasted transactions extend through March 2018. The Company did not enter into any transactions designated as cash flow hedges in fiscal 2014.

For the fiscal years ended April 1, 2016 and April 3, 2015, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched; therefore, there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in AOCI and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period.

During the fiscal years ended April 1, 2016 and April 3, 2015, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of April 1, 2016, $1 million of the existing amount of losses related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

The table below presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in AOCI:

(Amounts in millions)	Gain (Loss) recognized in AOCI (effective portion) for the Twelve Months Ended	Gain (Loss) reclassified into cost of services from AOCI (effective portion) for the Twelve Months Ended	Gain (Loss) recognized in Other Income (Expense) (ineffective portion) for the Twelve Months Ended
	April 1, 2016
Foreign currency forward and option contracts	$1	$—	$—
	April 3, 2015
Foreign currency forward and option contracts	$(2)	$—	$—

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives not designated for hedge accounting

Total return swaps

Beginning in the first quarter of fiscal 2015, the Company entered into total return swaps derivative contracts (TRS) to manage exposure to market volatility of the notional investments underlying the Company's deferred compensation obligations. For accounting purposes, these TRS are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value and changes in the associated deferred compensation liabilities are recorded in Costs of services and Selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The TRS are entered into monthly and are settled on the last day of each fiscal month. The Company did not enter into TRS in fiscal 2014.

Foreign currency derivatives

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward and option contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within other income (expense), net of the Company's Consolidated Statements of Operations.

The notional amount of the foreign currency forward contracts outstanding as of April 1, 2016 and April 3, 2015 was $2.2 billion and $700 million, respectively.

The following table presents the pretax amounts impacting income related to derivatives not designated for hedge accounting for the years ended April 1, 2016, April 3, 2015, and March 28, 2014 respectively:

		Twelve Months Ended
(Amounts in millions)	Statement of Operations line item	April 1, 2016	April 3, 2015	March 28, 2014
Total return swaps	Cost of services and Selling, general & administrative	$—	$8	$—
Foreign currency forwards and options	Other income (expense), net	(19)	(9)	(15)
Total		$(19)	$(1)	$(15)

Other risks

As discussed further in Note 7, the Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However, for financial reporting purposes, it is Company policy not to offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties. The following table provides information about the potential effect of such netting arrangements on the Company's derivative instruments:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value as of
	April 1, 2016		April 3, 2015
(Amounts in millions)	Assets	Liabilities	Assets	Liabilities
Gross amount of derivative instruments recognized in consolidated balance sheets	$15	$11	$20	$5
Gross amounts not offset in the consolidated balance sheets (1)	3	1	—	—
Net amount	$12	$10	$20	$5

(1)
These amounts represent the fair value of derivative instruments subject to enforceable master netting arrangements that the Company has elected to not offset. The Company's derivative contracts do not require it to hold or post financial collateral.

Note 9 - Property and Equipment

Property and equipment consisted of the following:

(Amounts in millions)	April 1, 2016	April 3, 2015
Property and equipment — gross:
Land, buildings and leasehold improvements	$921	$912
Computers and related equipment	2,794	2,750
Furniture and other equipment	197	185
Construction in progress	7	3
	3,919	3,850
Less: accumulated depreciation and amortization	2,894	2,740
Property and equipment, net	$1,025	$1,110

Depreciation expense for fiscal years 2016, 2015, and 2014 was $383 million, $493 million, and $540 million, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Intangible Assets

A summary of amortizable intangible assets was as follows:

	As of
	April 1, 2016
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$828	$494	$334
Software	2,243	1,531	712
Customer and other intangible assets	485	203	282
Total intangible assets	$3,556	$2,228	$1,328

	As of
	April 3, 2015
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Outsourcing contract costs	$802	$476	$326
Software	2,286	1,568	718
Customer and other intangible assets	292	177	115
Total intangible assets	$3,380	$2,221	$1,159

Amortization expense for the years ended April 1, 2016, April 3, 2015, and March 28, 2014 was $286 million, $374 million, and $364 million, respectively, including amortization of outsourcing contract cost premiums recorded as reductions of revenue of $11 million, $27 million, and $34 million, respectively.

Estimated amortization related to intangible assets, including amortization of contract cost premiums, as of April 1, 2016, for fiscal 2017 through fiscal 2021, is as follows: $283 million, $236 million, $210 million, $185 million, and $139 million, respectively.

During fiscal 2016, CSC sold certain intangible assets to a third party for total cash consideration of $31 million. As a result, CSC recorded a gain on sale of $31 million as a reduction of cost of services in its GIS segment.

During fiscal 2015, CSC sold certain intangible assets to a third party for total consideration of $53 million of which cash consideration was received of $31 million. As a result, CSC recorded a gain on sale of $53 million as a reduction of cost of services in its GIS segment. As of April 1, 2016, CSC had $7 million of outstanding receivables related to these sales, which will be paid in quarterly installments.

Purchased and internally developed software, net of accumulated amortization, consisted of the following:

(Amounts in millions)	April 1, 2016	April 3, 2015
Purchased software	$206	$225
Internally developed commercial software	352	363
Internally developed internal-use software	154	130
Total	$712	$718

Amortization expense related to purchased software was $99 million, $129 million, and $115 million, for the years ended April 1, 2016, April 3, 2015, and March 28, 2014, respectively. Amortization expense related to internally developed commercial software was $56 million, $61 million, and $54 million, for the years ended April 1, 2016, April 3, 2015, and March 28, 2014, respectively. Amortization expense related to internally developed internal-use software was $9 million, $6 million, and $2 million, for the years ended April 1, 2016, April 3, 2015, and March 28, 2014, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Goodwill

The following tables summarize the changes in the carrying amount of goodwill, by segment, for the years ended April 1, 2016 and April 3, 2015, respectively.

(Amounts in millions)	GBS	GIS	Total
Goodwill, gross	$1,340	$2,260	$3,600
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of April 3, 2015, net	639	199	838

Additions	285	161	446
Foreign currency translation	(10)	3	(7)

Goodwill, gross	1,615	2,424	4,039
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of April 1, 2016, net	$914	$363	$1,277

(Amounts in millions)	GBS	GIS	Total
Goodwill, gross	$1,381	$2,260	$3,641
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of March 28, 2014, net	680	199	879

Foreign currency translation	(41)	—	(41)

Goodwill, gross	1,340	2,260	3,600
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of April 3, 2015, net	$639	$199	$838

Due to the Separation of CSRA on November 27, 2015, as more fully described in Note 4, NPS is no longer included as a reportable segment. The fiscal 2016 additions to goodwill of $446 million were due to the GBS and GIS acquisitions described in Note 3. The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

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

Fiscal 2016

For the Company’s annual goodwill impairment assessment as of July 4, 2015, the Company chose to bypass the initial qualitative assessment and proceeded directly to the first step of the impairment test for all reporting units. Based on the results of the first step of the impairment test, the Company concluded that the fair value of each reporting unit significantly exceeded its carrying value and therefore the second step of the goodwill impairment test was not required.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the end of fiscal 2016, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of April 1, 2016.

Fiscal 2015

As of the beginning of fiscal 2015, the Company reallocated goodwill among certain of its GBS reporting units due to 1) changes in the structure of segment management reporting; and 2) the availability of discrete financial information. Goodwill was reallocated using a relative fair value allocation approach. CSC performed a quantitative and qualitative goodwill impairment assessment for the reporting units and determined that there was no indication that goodwill was impaired for those reporting units as of the reallocation date.

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

Note 12 - Income Taxes

The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the U.S., are as follows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Domestic entities	$(222)	$(761)	$1
Entities outside the U.S.	232	90	693
Total	$10	$(671)	$694

The income tax (benefit) expense on income (loss) from continuing operations is comprised of:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Current:
Federal	$(79)	$(123)	$(68)
State	(22)	(43)	(16)
Foreign	59	94	130
	(42)	(72)	46
Deferred:
Federal	(39)	(76)	89
State	48	(14)	17
Foreign	(29)	(302)	22
	(20)	(392)	128
Total income tax (benefit) expense	$(62)	$(464)	$174

The (benefit) expense for fiscal 2016, 2015, and 2014, includes interest and penalties of $(4) million, $1 million, and $(6) million, respectively, for uncertain tax positions.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35% and the effective tax rate (ETR) for continuing operations are as follows:

	Twelve Months Ended
	April 1, 2016	April 3, 2015	March 28, 2014
Statutory rate	35.0%	(35.0)%	35.0%
State income tax, net of federal tax	(145.7)	(4.1)	(0.1)
Change in uncertain tax positions	(685.0)	(0.7)	6.0
Foreign tax rate differential	(377.4)	(52.4)	5.1
Income tax credits	(58.0)	(0.8)	(0.4)
Valuation allowance	743.6	13.4	(21.5)
Loss on sale of securities	—	—	1.5
SEC settlements	—	10.9	—
U.S. GAAP accounting change impact	(230.0)	—	—
Other items, net	97.5	(0.5)	(0.5)
Effective tax rate	(620.0)%	(69.2)%	25.1%

In fiscal year 2016, the ETR was primarily impacted by:

•
The early adoption of Accounting Standards Update 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09) resulted in a tax benefit from the excess tax benefits realized from share options vested or exercised. This increased the overall income tax benefit and the ETR by $23 million and 230%, respectively.

•
Local losses on investments in Luxembourg (i) increased the valuation allowance and the ETR by $47 million and 470%, respectively, and (ii) decreased the foreign rate differential and ETR by $47 million and by 470%, respectively.

•
An increase in the overall valuation allowance primarily due to the divestiture of the Company's former NPS business division, which resulted in an increase in the valuation allowances related to state net operating losses and state tax credits. This decreased the overall income tax benefit and ETR by $27 million and 270%, respectively.

•
The release of a liability for uncertain tax positions following the closure of the U.K. tax audit for fiscal 2010 to 2012. This increased the overall income tax benefit by $58 million and the ETR by 580%.

•	The Company recognized adjustments to uncertain tax positions in the U.S. that increased the overall income tax benefit by $24 million and the ETR by 240%, respectively.

In fiscal year 2015, the ETR was primarily impacted by:

•	The impact of the non-deductible SEC settlement of $190 million, which decreased the income tax benefit and the ETR by $73 million and 10.9%, respectively.

•
Local losses on investments in Luxembourg increased the foreign rate differential and increased the ETR by $325 million and 48.4%, respectively, with an offsetting decrease in the ETR due to an increase in the valuation allowance of the same amount.

•
Changes in valuation allowances in certain jurisdictions, including a valuation allowance release in the U.K. The total impact of the valuation allowance release increased the income tax benefit and the ETR by $235 million and 35.0%, respectively. There was a net decrease in valuation allowances in fiscal year 2015.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal year 2014, the ETR was primarily impacted by:

•	The Company recorded a tax expense of $10 million related to the previous restructuring of an operating subsidiary. This expense increased the ETR by 1.5%.

•
A net increase in uncertain tax positions across various jurisdictions of $41 million which increased the ETR by 6.0%. The primary drivers of this increase in tax expense were related to various tax issues including transfer pricing and foreign exchange losses.

•	A decrease in the valuation allowance determined on a tax jurisdictional basis due to a shift in the global mix of income which decreased tax expense and the ETR by $58 million and 8.4%, respectively.

•
Local income on investment recoveries in Luxembourg (i) decreased the valuation allowance and the ETR by $91 million and 13.1%, respectively, and (ii) increased the foreign rate differential and ETR by $91 million and 13.1%, respectively.

The deferred tax assets (liabilities) are as follows:

(Amounts in millions)	April 1, 2016	April 3, 2015
Deferred Tax Assets
Employee benefits	$153	$183
Tax loss/credit carryforwards	1,158	1,082
Accrued interest	20	24
State taxes	7	7
Cumulative foreign exchange gain/loss	2	5
Contract accounting	110	83
Other assets	47	60
Total Deferred Tax Assets	1,497	1,444
Valuation allowance	(1,036)	(958)
Net Deferred Tax Assets	461	486

Deferred Tax Liabilities
Depreciation and amortization	(183)	(168)
Investment basis differences	(91)	(94)
Other liabilities	(23)	(44)
Total Deferred Tax Liabilities	(297)	(306)

Total Net Deferred Tax Assets	$164	$180

Income tax related assets are included in the accompanying Consolidated Balance Sheets are as follows:

(Amounts in millions)	April 1, 2016	April 3, 2015
Current:
Income Tax Receivables	$60	$112
	$60	$112
Non-current:
Income Taxes Receivable and Prepaid Taxes	$81	$109
Deferred Tax Assets	345	396
	$426	$505

Total	$486	$617

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax related liabilities are included in the accompanying balance sheet as follows:

(Amounts in millions)	April 1, 2016	April 3, 2015
Current:
Current Tax Liability for Uncertain Tax Positions	$(18)	$—
Income Taxes Payable	(22)	(25)
	(40)	(25)
Non-current:
Deferred Tax Liabilities	(181)	(216)
Non-current Tax Liability for Uncertain Tax Positions	(175)	(237)
	(356)	(453)

Total	$(396)	$(478)

In assessing whether its deferred tax assets are realizable, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance increased by $78 million in fiscal year 2016. This net increase is primarily due to the following:

•
An increase in the valuation allowance is due to the divestiture of the Company's former NPS business division, which resulted in an increase to valuation allowances related to state net operating losses and state tax credits of $27 million. As a result of the Separation, the Company concluded that it was more likely than not that a portion of its state deferred tax assets would not be realized. A significant piece of objective evidence that was evaluated included cumulative losses incurred in certain U.S. state jurisdictions. Such objective evidence limits the ability to consider other subjective evidence.

•
An increase in valuation allowance of approximately $47 million in Luxembourg due to significant losses on investments. These losses can only be utilized against changes in the fair market value of investments which cannot be forecasted.

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against deferred tax assets of approximately $1.0 billion as of April 1, 2016 due to uncertainties related to the ability to utilize these assets. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies, and recent results of operations.

The Company has available foreign net operating loss (NOL) carryforwards of $4.0 billion and $4.0 billion, federal NOL carryforwards of $42 million and $48 million, and state NOL carryforwards of $556 million and $639 million as of April 1, 2016 and April 3, 2015, respectively. The Company has foreign capital loss carryforwards of $73 million and $39 million as of April 1, 2016 and April 3, 2015, respectively. The Company has state credit carryforwards of $42 million and $53 million and state capital loss carryforwards of $258 million and $364 million as of April 1, 2016 and April 3, 2015, respectively. The Company also has federal foreign tax credit carryforwards of $7 million and $11 million as of April 1, 2016 and April 3, 2015. The foreign NOL carryforwards as of April 1, 2016 can be carried over indefinitely, except for $59 million which expire at various dates through 2028. The foreign capital loss carryforwards as of April 1, 2016 can be carried over indefinitely. The federal NOL carryforwards as of April 1, 2016 expire at various dates through 2035. The state NOL and credit carryforwards as of April 1, 2016 expire at various dates through 2035. The federal foreign tax credit carryforwards as of April 1, 2016 expire at various dates through 2024. The state capital loss carryforwards as of April 1, 2016 expire in 2018.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently the beneficiary of tax holiday incentives in India, which expire in various fiscal years through 2026. As a result of the India tax holiday incentives, the Company recorded an income tax benefit of approximately $2 million, $3 million, and $3 million, during fiscal 2016, 2015, and 2014, respectively. The per share effects were $0.02, $0.02, and $0.02, for fiscal 2016, 2015, and 2014, respectively.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-US subsidiaries in non-US operations. As of April 1, 2016, the Company has not made a provision for US income tax where the foreign investment of such earnings is essentially permanent in duration. Generally, such amounts would become subject to US taxation upon the remittance of dividends to the US and under certain other circumstances. As of April 1, 2016, the Company has made a provision of $0.3 million for foreign income tax where the accumulated earnings of certain foreign subsidiaries will be reinvested in other foreign operations.  The cumulative undistributed positive taxable earnings of the Company's foreign subsidiaries were approximately $3.0 billion as of April 1, 2016. It is not practicable to estimate the tax cost of repatriating the cumulative undistributed taxable earnings of these foreign subsidiaries to the U.S.

In May 2013, the India Finance Act 2013 introduced a share buyback tax. Additional legislation was passed effective in May 2015 that increased the share buyback tax rate to 23.1% and increased the dividend distribution tax rate to 20.4%, among other changes. The Company uses the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our India operations as these earnings are permanently reinvested. If the Company changes its intent and distributes such earnings either in the form of a dividend or a share buyback, dividend distribution tax or share buyback tax will be incurred.

CSC elected to early adopt ASU 2016-09 in the fourth quarter of fiscal 2016 which requires the recognition of excess tax benefits and tax deficiencies within income tax (benefit) expense in the Consolidated Statements of Operations (see Note 1). The Company elected to apply this change in presentation prospectively from the beginning of fiscal year 2016, thus prior periods have not been adjusted. This election resulted in the recognition of $23 million, or $0.16 per share, of excess tax benefits recorded within income tax benefit for the year ended April 1, 2016. This change could create volatility in the Company's effective tax rate in future periods. During fiscal 2015 and 2014, excess tax benefits were recorded in equity instead of to the statement of operations.

The Company elected to implement the cash flow presentation rules related to the settlement of stock-based awards and cash paid by directly withholding shares for tax withholding purposes retrospectively and restated prior periods within the Consolidated Statements of Cash Flows. This resulted in the reclassification of $23 million, $18 million, and $8 million of excess tax benefits related to the settlement of stock-based awards from financing to operating activities, and $48 million, $22 million, and $9 million of taxes paid related to net share settlements of stock-based compensation awards from operating activities to financing activities for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014, respectively.

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

As of April 1, 2016, in accordance with ASC 740, "Income Taxes," the Company’s liability for uncertain tax positions was $193 million, including interest of $33 million, penalties of $11 million, and net of tax attributes of $31 million. As of April 3, 2015, the Company’s liability for uncertain tax positions was $237 million, including interest of $39 million, penalties of $9 million, and net of tax attributes of $115 million. As of March 28, 2014, the Company's liability for uncertain tax positions was $252 million, including interest of $30 million, penalties of $19 million, and net of tax attributes of $95 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Balance at Beginning of Fiscal Year	$304	$298	$293
Gross increases related to prior year tax positions	21	45	31
Gross decreases related to prior year tax positions	(101)	(13)	(27)
Gross increases related to current year tax positions	7	12	10
Settlements and statute of limitation expirations	(48)	(27)	(1)
Current Year Acquisitions	3	—	—
Foreign exchange and others	(6)	(11)	(8)
Balance at End of Fiscal Year	$180	$304	$298

The Company’s liability for uncertain tax positions at April 1, 2016, April 3, 2015, and March 28, 2014, includes $122 million, $148 million, and $160 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During the year ended April 1, 2016, the Company had a net decrease in interest of $6 million (decrease of $4 million net of tax) and an increase in accrued penalties of $2 million, and as of April 1, 2016, has recognized a liability for interest of $33 million ($29 million net of tax) and penalties of $11 million. During the year ended April 3, 2015, the Company had a net increase in interest of $9 million ($10 million net of tax) and a net decrease in accrued penalties of $10 million, and as of April 3, 2015, recognized a liability for interest of $39 million ($33 million net of tax) and penalties of $9 million. During the year ended March 28, 2014, the Company net decrease interest expense of $8 million ($4 million net of tax) and accrued penalties of $2 million, and as of March 28, 2014, recognized a liability for interest of $30 million ($24 million net of tax) and penalties of $19 million.

Tax Examination Status:

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2008 and forward
United States – Various States	2008 and forward
Australia	2012 and forward
Canada	2008 and forward
Denmark	2010 and forward
France	2013 and forward
Germany	2010 and forward
India	1998 and forward
United Kingdom	2013 and forward

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that during the next twelve months the Company's liability for uncertain tax positions may change by a significant amount. The IRS is examining the Company's federal income tax returns for fiscal 2008 through 2013. The Company entered into negotiations for a resolution of the fiscal 2008 through 2010 audit through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company has agreed to extend the statute of limitations associated with the audit through November 30, 2016. During the fourth quarter of fiscal 2016, the Company and the IRS reached an agreement in principle as to the settlement terms and the Company remeasured its uncertain tax positions. In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position though payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of $18 million to $49 million, excluding interest and penalties.

Note 13 - Debt

The following is a summary of the Company's debt as of April 1, 2016 and April 3, 2015:

(Amounts in millions)	April 1, 2016	April 3, 2015
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper	$559	$—
Current maturities of long-term debt	79	766
Current maturities of capitalized lease liabilities	72	117
Short-term debt and current maturities of long term debt	$710	$883

Long-term debt, net of current maturities
4.45% term notes, due September 2022	$454	$451
6.50% term notes, due March 2018	—	917
2.50% term notes, due September 2015	—	350
Loan payable, due March 2021	575	—
Loan payable, due January 2019	284	—
Loan payable, due March 2018	—	68
Loan payable, due May 2016	71	371
Payable - credit facility, various(1)	395	—
Lease credit facility, various(2)	49	—
Mandatorily redeemable preferred stock outstanding, due March 2023	61	61
Capitalized lease liabilities	141	202
Borrowings for assets acquired under long-term financing	51	95
Other borrowings	4	3
Long-term debt	2,085	2,518
Less: current maturities of long-term debt	151	883
Long-term debt, net of current maturities	$1,934	$1,635

(1)	Borrowings under the $2.5 billion credit facility are classified as short-term debt if the Company intends to repay within twelve months and as long-term debt otherwise.

(2)
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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2016, the Company redeemed all outstanding 6.50% term notes due March 2018 at par plus redemption premiums related to a make-whole provision and accrued interest (the Redemption). The Redemption payments included $918 million in outstanding principle, accrued interest through the redemption dates of $26 million, and redemption premiums of $94 million. The Company recorded a $97 million net loss on extinguishment of debt associated with the Redemption, consisting of the redemption premiums noted above, a $1 million loss related to a cash flow hedge associated with the extinguished debt, and a write-off of unamortized debt discount and debt issuance costs of $2 million. The Redemption was funded from cash on hand and $675 million drawn from the Company's $2.5 billion credit facility (Credit Facility).

Additionally, during fiscal 2016, the Company repaid its $68 million loan payable which was due March 2018, and repaid the $350 million 2.50% term note which matured in September 2015.

During the fourth quarter of fiscal 2016, the Company entered into a $525 million (with an option that the commitments be increased to $775 million if the existing or other lenders are willing to provide such an increase) unsecured term loan agreement with a financial institution (Term Loan), under which commitments were increased to $575 million subsequent to the initial borrowing. The Term Loan, due March 2021, is payable on a quarterly basis at a rate of 5.00% of the original principal amount per year. At CSC's option, the Term Loan bears interest at a variable rate equal to the adjusted London interbank offered rate (Adjusted LIBOR) for a one, two, three, or six month interest period, plus a margin between 0.75% and 1.50% based on a pricing grid consistent with the Company's outstanding Credit Facility or the greater of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Adjusted LIBOR for a one-month interest period plus 1.00%, in each case plus a margin of up to 0.50%, based on a pricing grid consistent with the Credit Facility. As of April 1, 2016, $575 million in borrowings with an approximate interest rate of 1.68% were outstanding under the Term Loan. The Term Loan is guaranteed by the Company, and financial covenants associated with the Term loan are the same as those associated with the Company's Credit Facility.

During the third quarter of fiscal 2016, the Company's subsidiary, CSC Computer Sciences UK Holdings Ltd., entered into a £200 million delayed-draw unsecured loan payable with a financial institution (with an option that the commitments be increased to £300 million if the existing or other lenders are willing to provide such an increase). On December 31, 2015, the full amount of the initial commitment, £200 million or $284 million (at the April 1, 2016 exchange rates) was borrowed. The loan is due January 2019 and bears interest at the three-month LIBOR rate plus 0.65%, or 1.28% as of April 1, 2016. The funding from this advance was used to pay down £200 million of the aggregate principal balance of an existing £250 million loan payable. The maturity date of the remaining £50 million or $71 million (at the April 1, 2016 exchange rates) principal balance was extended to May 2016. The loan is guaranteed by the Company, and financial covenants associated with the notes are the same as those associated with the Company's Credit Facility. Subsequent to April 1, 2016 the £50 million loan payable due May 2016 was replaced with borrowings under the Credit Facility which the Company does not intend to repay within twelve months. The Company has excluded the £50 million or $71 million (at the April 1, 2016 exchange rates) loan payable due May 2016 from current liabilities accordingly.

During fiscal 2016, CSC drew down $2.2 billion of its $2.5 billion Credit Facility and repaid $1.8 billion of that amount. As of April 1, 2016 there was $395 million of borrowings outstanding under the $2.5 billion Credit Facility with a weighted average interest rate of approximately 2.67%. There were no borrowings outstanding as of April 3, 2015.

During the second quarter of fiscal 2016, CSC and two of its subsidiaries, CSC Capital Funding Limited (the Issuer) and CSC Computer Sciences S.a.r.l., established a European commercial paper program (the ECP Program) under which the Issuer may issue short-term commercial paper notes (the Notes) up to a maximum aggregate amount outstanding at any time of €500 million or its equivalent in alternative currencies. The maturities of the Notes may vary but may not exceed 364 days from the date of issue. The Notes are unconditionally guaranteed by CSC and rank at least equal with all of the Company's other unsecured and unsubordinated indebtedness. The Company's $2.5 billion committed revolving credit facility is available, subject to certain conditions, to repay the Notes, if necessary. The Notes may be issued at a discount or bear fixed or floating interest rates or a coupon calculated by reference to an index or formula. During fiscal 2016, the Company borrowed $821 million and repaid $263 million under the ECP Program. As of April 1, 2016, there was €500 million or $559 million (at the April 1, 2016 exchange rates) of commercial paper outstanding with a weighted average interest rate of approximately 0.15%.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2015, CSC Asset Funding I LLC, a special purpose subsidiary of CSC Finance Co. LLC (CSC Finco) which is a wholly owned subsidiary of the Company, entered into a master loan and security agreement with a financial institution which provided for a $250 million committed Lease Credit Facility to finance CSC Finco's capital expenditures for IT equipment and associated software in support of IT services provided to the Company's customers. Borrowings under the Lease Credit Facility accrue interest at the one-month LIBOR rate plus 1.00% per annum, or 1.44% as of April 1, 2016. During the third quarter of fiscal 2016 the drawdown availability period was extended from eighteen months to twenty-two months. As of April 1, 2016, there were $49 million of borrowings against the Lease Credit Facility. Subsequent to April 1, 2016, the Company entered into an amended and restated master loan and security agreement which decreased the maximum commitment under the Lease Credit Facility to $150 million and extended the drawdown period to November 2016.

Capitalized lease liabilities represent obligations due under capital leases for the use of computers and other equipment. The gross amount of assets recorded under capital leases was $699 million with accumulated amortization of $563 million, as of April 1, 2016, and $633 million with accumulated amortization of $455 million, as of April 3, 2015.

Certain asset purchases under outsourcing contracts were financed by borrowings from customers. These borrowings carry an interest rate of 0.5% to 9.5% and will mature over the next three years. Gross amounts of assets purchased under long-term financings included $50 million and $58 million in property and equipment, $94 million and $97 million in software and $44 million and $44 million in outsourcing contract costs as of April 1, 2016 and April 3, 2015, respectively.

The Company had $4 million and $3 million of other borrowings outstanding as of April 1, 2016 and April 3, 2015, respectively, consisting of other interest bearing debt and notes payable.

The Company was in compliance with all financial covenants associated with its borrowings as of April 1, 2016 and April 3, 2015.

Expected maturities of long-term debt, including borrowings for asset financing but excluding future minimum capital lease payments, for fiscal years subsequent to April 1, 2016, are as follows:

Fiscal Year	Amount (in millions)
2017	$79
2018	51
2019	326
2020	36
2021	935
Thereafter	517
Total	$1,944

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease payments required to be made under the capital leases as of April 1, 2016, are as follows:

Fiscal Year	Amount (in millions)
2017	$78
2018	35
2019	19
2020	13
2021	5
Thereafter	—
Total minimum lease payments	150
Less: Amount representing interest and executory costs	(9)
Present value of net minimum lease payments	141
Less: Current maturities of capital lease obligations	(72)
Long-term capitalized lease liabilities	$69

Note 14 - Pension and Other Benefit Plans

The Company sponsors a number of defined benefit plans and defined contribution plans for the benefit of eligible employees. The defined benefit plans comprise primarily pension plans and postretirement medical benefit plans. The defined contribution plans include the Company's deferred compensation plan for executives and non-employee directors.

After the Separation, the majority of U.S. pension and other benefit plans were transferred to CSRA and amended, resulting in a remeasurement. The Company recorded reductions in noncurrent assets of $3 million, current liabilities of $9 million, noncurrent liabilities of $473 million and accumulated other comprehensive income of $51 million. The remeasurement resulted in an actuarial gain of $20 million associated with the pension plans and $1 million associated with the other postretirement benefit plans. See Note 4 for a further description of the Separation of CSRA.

Defined Benefit Pension Plans

U.S. Plans

Contributory defined benefit plans had historically been available to U.S. employees, but have largely been transferred to CSRA. The remaining U.S. plans cover a very limited number of employees under existing union contracts. The Company’s funding policy is to make contributions, as determined by an independent actuary, to the plans in amounts that meet the minimum requirements of the Internal Revenue Code (IRS) and ERISA, and that may exceed such minimum requirements if determined to be beneficial to the Company for cost recoverability, tax, or other regulatory reasons.

Non-U.S. Plans

Eligible non-U.S. employees are enrolled in defined benefit pension plans in their country of domicile. The Contributory defined benefit pension plan in the U.K. represents the largest plan. In addition, healthcare, dental and life insurance benefits are also provided to certain non-U.S. employees. A significant number of employees outside the U.S. are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

On December 31, 2015, a defined benefit pension plan in Switzerland was subject to interim remeasurement due to the significant amount of settlement payments from the plan. The interim remeasurement of the plan assets and liabilities resulted in an aggregate credit of $7 million, comprising actuarial gains of $7 million and a settlement gain of $0 million. A discount rate of 0.81% was used to remeasure the plans; a decrease from 1.20% in the prior fiscal year. As a result of the remeasurement, the plan's Projected Benefit Obligation (PBO) decreased by $14 million and the funded status was 74%. The weighted-average expected long-term rate of return on plan assets, after remeasurement, is 4.15%, which is consistent with the rate used at the beginning of fiscal 2016.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 31, 2014, CSC completed the sale of a German software business, which had a pension plan. The plan was remeasured as of the date of the sale, resulting in settlement gain totaling $3 million, which has been reported within income from discontinued operations, net of taxes in the Company's Consolidated Statements of Operations.

On December 20, 2013, two U.K. pension plans were remeasured due to a plan amendment arising from a change in the index used to determine the level of pension increases, from the Retail Prices Index (RPI) to the Consumer Prices Index (CPI). A weighted average discount rate of 4.65% was used to remeasure the plans; an increase from 4.31% in the prior fiscal year. As a result of the remeasurement, the pension benefit obligation decreased by $443 million and the average funded status for both plans was 108%.

As additional contractual termination benefits, for certain employees participating in a U.K. pension plan, and in connection with the restructuring plans (see Note 20), the Company accrued $6 million, $3 million, and $17 million, for fiscal years 2016, 2015 and 2014, respectively. These amounts are reflected in the projected benefit obligation and in the net periodic pension cost.

The following table provides a reconciliation of the projected benefit obligations:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Projected benefit obligation at beginning of year	$30	$29	$3,006	$2,873
Service cost	—	—	25	23
Interest cost	1	1	90	117
Plan participants’ contributions	—	—	4	4
Amendments	—	—	(3)	1
Business/contract acquisitions/divestitures	—	—	1	(6)
Contractual termination benefits	—	—	6	3
Settlement/curtailment	—	(3)	(14)	(25)
Actuarial loss (gain)	(1)	4	(91)	491
Benefits paid	(2)	(2)	(101)	(95)
Foreign currency exchange rate changes	—	—	(95)	(384)
Other	(1)	1	(1)	4
Projected benefit obligation at end of year	$27	$30	$2,827	$3,006

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the fair value of plan assets and funded status:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Fair value of plan assets at beginning of year	$26	$29	$2,802	$2,824
Actual return on plan assets	(1)	2	(48)	367
Employer contribution	—	—	20	45
Plan participants’ contributions	—	—	4	4
Benefits paid	(2)	(2)	(101)	(95)
Contractual termination benefits	—	—	11	23
Plan settlement	—	(3)	(14)	(25)
Foreign currency exchange rate changes	—	—	(100)	(340)
Other	—	—	(1)	(1)
Fair value of plan assets at end of year	$23	$26	$2,573	$2,802

Funded status at end of year	$(4)	$(4)	$(254)	$(204)

The following table provides the amounts recorded in the Company’s Consolidated Balance Sheets:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Other assets	$—	$—	$44	$83
Accrued expenses and other current liabilities	—	—	(4)	(4)
Other long-term liabilities	(4)	(4)	(294)	(283)
Net amount recorded	$(4)	$(4)	$(254)	$(204)

A summary of amounts included within Other comprehensive (loss) income, net of taxes in the Company's Consolidated Statements of Comprehensive Income (Loss), as of April 1, 2016 and April 3, 2015 that were not recognized in the Company's Consolidated Statements of Operations is shown below:

	Non-U.S. Pension Plans
(Amounts in millions)	April 1, 2016	April 3, 2015
Net transition obligation	$1	$2
Prior service cost	(265)	(273)
Accumulated other comprehensive (loss) income	$(264)	$(271)

The U.S. pension plans did not have accumulated other comprehensive (loss) income for the fiscal years ended April 1, 2016 or April 3, 2015.

Estimated net transitional obligations of $1 million and prior service credit of $(9) million will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year.

The following table summarizes the weighted average rates used in the determination of the Company’s pension plans’ benefit obligations:

	U.S. Pension Plans		Non-U.S. Pension Plans
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Discount rate	3.9%	3.8%	3.1%	3.0%
Rates of increase in compensation levels	—%	—%	2.6%	2.8%

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide selected information for the pension plans:

	U.S. Pension Plans		Non-U.S. Pension Plans
(Amounts in millions)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Projected benefit obligation	$27	$30	$2,827	$3,006
Accumulated benefit obligation	28	30	2,782	2,948
Fair value of plan assets	23	26	2,573	2,802

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets (U.S. and Non-U.S.)		Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets (U.S. and Non-U.S.)
(Amounts in millions)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Projected benefit obligation	$668	$680	$643	$652
Accumulated benefit obligation	633	634	615	616
Fair value of plan assets	366	389	346	369

The net periodic pension cost included the following components for the fiscal years noted:

	Non-U.S. Pension Plans
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Service cost	$25	$23	$25
Interest cost	90	117	124
Expected return on assets	(177)	(181)	(166)
Amortization of transition obligation	1	1	1
Amortization of prior service costs	(9)	(10)	(5)
Contractual termination benefit	6	3	17
Settlement (gain) loss	(2)	1	—
Recognition of actuarial loss (gain)	126	274	(101)
Net periodic pension expense (income)	$60	$228	$(105)

The U.S. pension plans had no net periodic pension expense (income) for the fiscal year ended April 1, 2016 and was $3 million and $(2) million for the fiscal years ended April 3, 2015 and March 28, 2014, respectively.

The weighted-average rates used to determine net periodic pension cost were:

	U.S. Pension Plans			Non-U.S. Pension Plans
	April 1, 2016	April 3, 2015	March 28, 2014	April 1, 2016	April 3, 2015	March 28, 2014
Discount or settlement rates	3.8%	4.3%	4.2%	3.0%	4.2%	4.1%
Expected long-term rates of return on assets	7.9%	7.6%	7.2%	6.3%	6.5%	6.2%
Rates of increase in compensation levels	—%	—%	—%	2.8%	3.4%	3.5%

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the expected cash flows for pension plans as of April 1, 2016, was as follows:

(Amounts in millions)	U.S. Plans	Non-U.S. Plans
Employer contributions:
2017	$—	$52

Benefit Payments:
2017	2	91
2018	2	96
2019	2	103
2020	2	110
2021	2	116
2022 and thereafter	9	662

Other Defined Benefit Postretirement Plans

The Company provides subsidized healthcare and life insurance retirement benefits for certain U.S. employees and retirees, generally for those employed prior to August 1992. The Company amended its retiree healthcare plans effective February 1, 2015, such that Medicare eligible and Medicare ineligible retirees receive healthcare benefits through different processes.

On October 6, 2014, the Company amended its U.S. retiree medical health plans to provide coverage to eligible Medicare retirees through a private insurance marketplace that allows retirees to choose the health insurance terms, cost and coverage that best fit their needs. CSC will continue to provide financial support to these participants in the form of a tax free contribution to a health reimbursement account. This amendment resulted in interim remeasurement of the retiree medical plans, which resulted in an actuarial loss of $1 million in fiscal 2015. A weighted average discount rate of 4.01% was used to remeasure the plans; a decrease from 4.32% in the prior fiscal year. As a result of the remeasurement, the benefit obligations decreased and the prior service credit each increased by $99 million. Subsequent to the remeasurement, the average funded status was 74%. After remeasurement, as of October 6, 2014, the weighted-average expected long-term rate of return on plan assets was 7.50%, which is consistent with the rate at March 29, 2014.

As a result of the Separation, nearly all of the plan assets associated with postretirement benefit plans were transferred to CSRA. Therefore, the accumulated postretirement benefit obligations of $25 million and $26 million, as of April 1, 2016 and April 3, 2015, respectively, represent plans with accumulated postretirement benefit obligations in excess of the fair value of plan assets. The postretirement benefit obligation will be paid from the Company's continuing operations.

The weighted average rates used in the determination of the Company’s postretirement benefit obligations were 4.1% and 3.7% as of April 1, 2016 and April 3, 2015, respectively.

Following are the expected cash flows for U.S. and non-U.S. based other postretirement benefit plans:

(Amounts in millions)	U.S. and Non-U.S. Plans

Employer Contributions:
2017	$1

Benefit Payments:
2017	1
2018	1
2019	2
2020	2
2021	1
2022 and thereafter	7

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Other Postretirement Benefit Plan Assets

U.S. pension plan and other postemployment benefits (OPEB) plan assets are held in a trust that includes commingled funds. Non-U.S. assets are subject to country specific regulations and invest primarily in commingled funds.

The Company’s investment goals and risk management strategy for plan assets evaluates a number of factors, including the time horizon of the pension plans’ obligations. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification in order to minimize risk, yet produces a reasonable amount of return on investment over the long term. Sufficient liquidity is maintained to meet benefit obligations as they become due. Third party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies. Equities are primarily invested broadly in domestic and foreign companies across market capitalizations and industries. Fixed income securities are invested broadly, primarily in government treasury, corporate credit, mortgage backed and asset backed investments. Alternative investment allocations are included in selected pension plans to achieve greater portfolio diversity intended to reduce the overall risk of the plans.

Plan asset risks include longevity, inflation, and other changes in market conditions that could reduce the value of plan assets. Also, a decline in the yield of high quality corporate bonds may adversely affect discount rates resulting in an increase in CSC's pension and other post retirement obligations. These risks, among others, could cause the plans’ funded status to deteriorate, resulting in an increased reliance on Company contributions. Derivatives are permitted although their current use is limited within traditional funds and broadly allowed within alternative funds. They are used in the U.S. pension trust traditional fixed income portfolios for duration and interest rate risk management and traditional equity portfolios to gain market exposure. Derivatives are also used in the U.K. pension plans for inflation risk management and within the liability driven investing strategy. The Company also has investments in insurance contracts to pay plan benefits in certain countries.

For the U.S. pension trust, an allocation range by asset class was developed, which has a significant weighting to equity investments in part due to the relatively long duration of the plans’ obligations. As of March 2016, the plan fiduciaries adopted investment allocation targets for the U.S. pension trust of 55% equities, 35% fixed income securities, and 10% alternative investments. An allocation range is established for each asset class and cash equivalents may represent between 0%-10% of the fund. Asset allocations are monitored closely and investment reviews are conducted regularly. The Company consults with internal and external advisors regarding asset strategy.

For the U.K. pension plans, the Company's largest pension plans by assets and projected liabilities, a target allocation by asset class was developed to achieve their long term objectives. As of April 1, 2016, the largest plan held investment allocation targets of 35% equities, 33% fixed income (including 23% corporate bonds and 10% in liability-driven investment products), and 32% alternatives. Alternatives include risk parity, hedge fund, multi-asset credit, and property fund allocations. Asset allocations are monitored closely by the plan trustees and investment reviews are conducted regularly. The plan trustees consult with internal and external advisors regarding asset strategy.

Fair Value Measurement Techniques of Plan Assets

CSC early adopted the provisions of ASU 2015-04 and used March 31, 2015 as the date closest to its fiscal year end, to value plan assets of all its defined benefit plans. There was no material impact of adoption of this ASU on the fair value of plan assets. Note 1 under the heading of Fair Value provides definitions of the three hierarchy levels of inputs used for measuring plan assets.

Cash equivalents that have quoted prices in active markets are classified as Level 1. Short-term money market commingled funds are categorized as Level 2 and valued at cost plus accrued interest which approximates fair value.

Fixed income accounts are categorized as Level 2. Investments in corporate bonds are primarily investment grade bonds, generally priced using model-based pricing methods that use observable market data as inputs. Broker dealer bids or quotes of securities with similar characteristics may also be used.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Domestic and global equity accounts are categorized as Level 1 if the securities trade on national or international exchanges and are valued at their last reported closing price. Equity assets in commingled funds reporting a net asset value are categorized as Level 2.

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

The fair value of U.S. pension plan assets as of April 1, 2016 and April 3, 2015 was $23 million and $26 million, respectively. There were no OPEB plan assets as of April 1, 2016 or April 3, 2015.

The fair value of non-U.S. pension plans as of April 1, 2016 is shown below. There were no OPEB plan assets as of April 1, 2016.

Non-U.S. Pension Plan Assets
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$—	$415	$—	$415
Global equity mutual funds	—	230	—	230
U.S./North American Equity commingled funds	—	257	—	257
Fixed Income:
Fixed income commingled funds	—	839	—	839
Alternatives:
Other Alternatives (1)	3	371	165	539
Hedge Funds(2)	—	—	146	146
Insurance contracts	—	135	4	139
Cash and cash equivalents	5	4	—	9
Fair value of non-U.S. pension assets as of April 1, 2016	$8	$2,251	$315	$2,574

(1) Represents real estate, and other commingled funds consisting mainly of equities, bonds, or commodities.
(2) Represents investments in diversified fund of hedge funds.

Below is a roll-forward of the assets valued using significant unobservable inputs (Level 3):

(Amounts in millions)	Non-U.S. Plans
Beginning balance as of April 3, 2015	$289
Actual return on plan assets held at the reporting date	6
Purchases, sales, and settlements	34
Changes due to exchange rates	(14)
Ending balance as of April 1, 2016	$315

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of non-U.S. pension plans as of April 3, 2015 is shown below. There were no OPEB plan assets as of April 3, 2015.

(Amounts in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$—	$817	$—	$817
Global equity mutual funds	—	122	—	122
U.S./North American Equity commingled funds	—	64	—	64
Fixed Income:
Fixed income commingled funds	—	944	—	944
Alternatives:
Other Alternatives (1)	3	392	116	511
Hedge Funds(2)	—	—	169	169
Insurance contracts	—	137	4	141
Cash equivalents	30	4	—	34
Fair value of non-U.S. pension assets as of April 3, 2015	$33	$2,480	$289	$2,802

(1) Represents real estate, and other commingled funds consisting mainly of equities, bonds, or commodities.
(2) Represents investments in diversified fund of hedge funds.

Below is a roll-forward of the assets valued using significant unobservable inputs (Level 3):

(Amounts in millions)	Non-U.S. Plans
Beginning balance as of March 28, 2014	$209
Actual return on plan assets held at the reporting date	18
Purchases, sales, and settlements	(13)
Transfers in and / or out of Level 3	105
Changes due to exchange rates	(30)
Ending balance as of April 3, 2015	$289

The asset allocation of pension plans at April 1, 2016 and April 3, 2015, respectively, is as follows:

	U.S. Plans		Non-U.S. Plans
Asset Category	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Equity securities	55%	27%	35%	36%
Debt securities	35%	25%	32%	34%
Alternatives	9%	47%	27%	24%
Cash and other	1%	1%	6%	6%
Total	100%	100%	100%	100%

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Return on Assets

The Company consults with internal and external advisors regarding the expected long-term rate of return on assets. In the U.S. and U.K., the Company uses various sources in its approach to compute the expected long-term rate of return of the major asset classes expected in each of the plans. CSC utilizes long-term, typically 30 years, asset class return assumptions provided by external advisors. Consideration is also given to the extent active management is employed in each asset class and also to management expenses. A single expected long-term rate of return is calculated for each plan by assessing the plan's expected asset allocation strategy, the benefits of diversification therefrom, historical excess returns from actively managed traditional investments, expected long-term returns for alternative investments and expected investment expenses. The resulting composite rate of return is reviewed by internal and external parties for reasonableness.

Retirement Plan Discount Rate

The U.S. discount rate assumption is prepared through a two-step process; the first step generates a yield curve developed as of the measurement date using high-quality corporate bond yields. In step two, each plan's future cash flows are applied to the appropriate years on the yield curve and the weighted value of the cash flows is used to determine a single equivalent discount rate. In fiscal 2016, the discount rates were developed separately for each U.S. pension and other postretirement plan to the nearest basis point using a single yield curve, the Aon Hewitt AA Only Above Median Curve. This yield curve is a hypothetical AA or greater yield curve represented by a series of annualized individual spot discount rates going out 100 years. This curve provides a more transparent view to the underlying bonds and is available daily which provides for a discount rate to be calculated specific to the Company's fiscal year end. For years prior to fiscal 2015, the U.S. discount rates were determined using an average of the Citigroup yield curve and the AON Hewitt yield curve rounded to the nearest 10 basis points.

The U.K. discount rate is based on the yield curve approach using the U.K. Aon Hewitt GBP Single Agency AA Corporates-Only Curve. In fiscal 2016, the bond universe was modified to include corporate bonds only as compared to including non-gilt universe in fiscal 2015.

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. Beginning January 1, 2014, matching contributions were made annually in January following the end of the calendar year. In order to receive such contributions, a participant must be employed on December 31 of the plan year. However, if a participant retires from CSC or dies prior to December 31, the participant will be eligible to receive matching contributions approximately 30 days following separation from service. The plan was amended in fiscal 2014 to change vesting from five years to one year. During fiscal years 2016, 2015, and 2014, the Company contributed $132 million, $177 million, and $179 million, respectively. At April 1, 2016, plan assets included 5,675,165 shares of the Company’s common stock.

Deferred Compensation Plan

Effective August 14, 1995, the Company adopted the Computer Sciences Corporation Deferred Compensation Plan (the Plan). The Plan consists of two separate plans, one for the benefit of key executives and one for the benefit of non-employee directors. Pursuant to the Plan, certain management and highly compensated employees are eligible to defer all or a portion of their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation, and non-employee directors are eligible to defer up to 100% of their compensation. The liability, which is included in Other long-term liabilities in the Company's Consolidated Balance Sheets under the Plan, amounted to $74 million as of April 1, 2016 and $117 million as of April 3, 2015. The Company’s expense under the Plan totaled $3 million, $2 million, and $9 million, for fiscal years 2016, 2015, and 2014, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stockholders’ Equity

Share Repurchase Program

In May 2014, the Company’s Board of Directors approved a share repurchase program authorizing up to $1.5 billion in share repurchases of the Company's outstanding common stock, upon completion of the prior $1.0 billion share repurchase program.

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

The Company's repurchases, under both the open market purchases and the ASR arrangements, are shown below:

Fiscal year	Number of shares repurchased	Average price per share	Amount (In millions)
2016
Open market purchases	3,587,224	$48.28	$173
ASR (1)	162,908	$0.00	—
Total	3,750,132	$46.18	$173
2015
Open market purchases (2)	7,560,358	$60.71	$459
ASR	4,155,193	$66.69	277
Total	11,715,551	$62.83	$736
2014
Open market purchases	9,773,469	$51.65	$505

(1)	Reflects additional shares received during fiscal 2016 for the fourth quarter ASR arrangement.

(2)
The Company paid $6 million during the first quarter of fiscal 2015 for shares purchased during the fourth quarter of fiscal 2014 that had not yet settled as of March 28, 2014 and is included within fiscal 2014 purchases.

During fiscal 2015, the Company entered into two ASR arrangements with a financial institution. Both of these ASR arrangements were characterized by a) upfront cash payments by the Company against which it received an initial delivery of shares, and b) a true-up of the number of shares received, at maturity of the ASR arrangement, based on the volume weighted-average price of shares during the term of the ASR arrangement. In addition, both the ASR arrangements had prepaid contingent delivery provisions, which required the financial institution to deliver additional shares if the Company's stock price was below a predetermined price, on certain predetermined dates. However, in the event the Company's stock price exceeded the predetermined price, the prepaid amounts would be returned to the Company as cash or shares at the Company's option. Both the ASR arrangements met all applicable criteria for equity classification and, therefore, were not accounted for as derivative instruments. The amount of prepaid consideration for contingent delivery of shares, associated with the fourth quarter ASR arrangement, was initially included within equity during fiscal 2015 and subsequently reversed out of equity during fiscal 2016 when the Company received refund of the prepayment.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The details of the two fiscal 2015 ASR arrangements are as follows:

Program	Contract maturity	Total value of ASR (in millions)	Number of shares repurchased	Consideration (in millions)	Average price per share
Second quarter ASR arrangement (1)	November 6, 2014	$125	1,290,481	$75	$58.12
Fourth quarter ASR arrangement (2)	November 8, 2015	302	3,027,620	202	$66.75
Total		$427	4,318,101	$277	$64.17

(1)	In the third quarter of fiscal 2015, the Company received an additional 31,830 shares and a refund of the $50 million prepayment in cash upon settlement of the second quarter ASR arrangement.

(2)
Consideration includes transaction costs. During the second quarter of fiscal 2016, the Company received an additional 162,908 shares. During the third quarter of fiscal 2016, the Company received a refund of a $100 million prepayment in cash upon settlement of the fourth quarter ASR arrangement.

Treasury Stock Transactions

In fiscal 2016, 2015, and 2014 the Company accepted 48,416, 121,350, and 168,739 shares of its common stock, respectively, in lieu of cash in connection with the exercise of stock options. In fiscal 2016, 2015, and 2014, the Company accepted 716,999, 330,037, and 160,753 shares of its common stock, respectively, in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and restricted stock units.

Dividends

In connection with the Separation (see Note 4), CSC and CSRA each paid concurrent special cash dividends on November 30, 2015 which in the aggregate totaled $10.50 per share. Of that $10.50 per share dividend, $2.25 was paid by CSC and $8.25 was paid by CSRA. Payment of each portion of the Special Dividend was made to holders of common stock on the Record Date who received shares of CSRA common stock in the distribution.

During fiscal 2016, the Company declared cash dividends per common share of $2.99 totaling $421 million (including the Special Dividend discussed above). Of the total dividends declared, excluding dividend equivalents, $19 million was unpaid as of April 1, 2016. Such dividends were paid on April 29, 2016.

During fiscal 2015, the Company declared cash dividends per common share of $0.92 totaling $131 million. Of the total dividends declared, $32 million was unpaid as of April 3, 2015.

During fiscal 2014, the Company declared cash dividends per common share of $0.80 totaling $118 million. Of the total dividends declared, $29 million was unpaid as of March 28, 2014.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Net Change Pension and Other Postretirement Benefit Plans	Transfer to CSRA	Accumulated Other Comprehensive Income (Loss)
Balance at March 29, 2013	$75	$—	$33	$—	$108
Current-period other comprehensive (loss) income	(81)	—	267	—	186
Reclassified from accumulated other comprehensive loss	—	—	(15)	—	(15)
Balance at March 28, 2014	$(6)	$—	$285	$—	$279
Current-period other comprehensive (loss) income	(310)	(2)	57	—	(255)
Reclassified from accumulated other comprehensive loss	—	—	(3)	—	(3)
Balance at April 3, 2015	$(316)	$(2)	$339	$—	$21
Current-period other comprehensive (loss) income	(83)	1	1	—	(81)
Reclassified from accumulated other comprehensive loss	—	—	(20)	(31)	(51)
Balance at April 1, 2016	$(399)	$(1)	$320	$(31)	$(111)
Note 16 - Stock Incentive Plans

Employee Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company’s overall stock-based compensation granting practice has not changed significantly since previously reported. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock awards and the settlement of RSUs. There were no restricted stock awards outstanding during fiscal years 2016, 2015, or 2014. As of April 1, 2016, 10,296,980 shares of CSC common stock were available for the grant of future stock options, restricted stock or other stock-based incentives to employees.

The Company recognized stock-based compensation expense for fiscal years 2016, 2015, and 2014 as follows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Total	$46	$68	$73
Total, net of tax	$29	$43	$46

Stock-based compensation for fiscal 2016 decreased $22 million when compared to the prior year. The decrease is primarily related to a greater number of employee terminations, forfeitures as of the annual vesting date during the first quarter and changes in the assumed forfeiture rate. The impact of changes in forfeiture rate estimates was approximately $15 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation for fiscal 2015 decreased $5 million when compared to the prior year. The decrease is due to $25 million of lower expenses resulting from higher forfeitures for terminating employees. This decrease was offset by $12 million of fiscal 2015 option and RSU grants, impacted by the Company's higher stock price, and $8 million of expense associated with RSUs granted to employees of ServiceMesh, which was acquired in the third quarter of fiscal 2014.

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. In determining the overall risk-free interest rate for fiscal 2016, a range of interest rates from 1.47% to 1.97% was applied depending on the expected life of the grant. The range of volatility used for fiscal 2016 was 27% to 31%. The dividend yield assumption was based on the respective fiscal year dividend payouts. Forfeitures are estimated based on historical experience and adjustments are made annually to reflect actual forfeiture experience.

The weighted average fair values of stock options granted during fiscal years 2016, 2015, and 2014 were $9.00, $18.32 and $13.34 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Fiscal Year
	2016	2015	2014
Risk-free interest rate	1.81%	2.07%	1.32%
Expected volatility	31%	33%	34%
Expected term (in years)	6.23	6.22	6.48
Dividend yield	1.39%	1.50%	1.71%

During fiscal year 2016, the Company early adopted ASU 2016-09 on a prospective basis for fiscal year 2016 which requires the excess tax benefits related to employee share-based payment awards to be recorded as a tax benefit within the statement of operations. See Note 1 - new accounting standards. The actual tax benefit realized for tax deductions from stock-based award activity during fiscal 2016 was $62 million. This includes $23 million of excess tax benefit which was included in the Company's income tax benefit for the year ended April 1, 2016. Prior to the adoption of ASU 2016-09, the excess tax benefit would have been recorded as additional paid in capital. CSC elected not to change its policy on accounting for forfeitures and continued to estimate the number of awards for which the requisite service period will not be rendered.

As a result of the Separation of CSRA in the third quarter fiscal 2016, most stock awards issued by the Company were modified, including acceleration of vesting of certain awards and the issuance of new CSRA awards under the basket method, whereby awards granted prior to fiscal year 2016 in CSC equity were converted into two awards: an award in an adjusted CSC equity award and a CSRA equity award. In the case of stock options, the number of options and the exercise price were adjusted for the impact of the Separation. The conversions were structured to generally preserve the intrinsic value of the awards immediately prior to the Separation. There was no incremental stock compensation expense recognized as a result of the modification of the awards.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The Company’s stock options vest one-third annually on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans during fiscal years 2016, 2015 and 2014 was as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding as of March 29, 2013	15,140,567	$43.23	5.45	$113
Granted	2,199,369	45.20
Exercised	(5,015,849)	44.10		53
Canceled/Forfeited	(1,247,511)	33.89
Expired	(1,246,965)	52.05
Outstanding as of March 28, 2014	9,829,611	43.30	5.73	167
Granted	1,331,862	60.89
Exercised	(4,476,715)	45.19		82
Canceled/Forfeited	(1,057,332)	42.67
Expired	(71,117)	45.53
Outstanding as of April 3, 2015(1)	5,556,309	46.08	5.93	107
Granted	1,052,129	30.70
Issued due to Separation modification	1,614,465	28.40
Exercised	(2,372,109)	19.27		46
Canceled/Forfeited	(434,578)	28.59
Expired	(49,595)	20.87
Outstanding as of April 1, 2016	5,366,621	24.83	7.06	51
Vested and expected to vest in the future as of April 1, 2016	5,185,363	24.63	6.98	50
Exercisable as of April 1, 2016	3,070,934	20.79	5.59	41

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

	April 1, 2016
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$10.35 - $23.95	2,117,651	$18.22	5.09	2,117,651	$18.22
$24.05 - $29.70	1,289,621	26.73	6.62	950,996	26.51
$30.31 - $30.73	1,959,349	30.71	9.15	2,287	30.73
	5,366,621			3,070,934

The total fair value of stock options vested during fiscal years 2016, 2015 and 2014 was $13 million, $9 million, and $14 million, respectively. The cash received from stock options exercised during fiscal years 2016, 2015 and 2014 was $82 million, $196 million and $214 million, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 1, 2016, there was $14 million of unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.08 years.

Restricted Stock Units

RSUs consist of equity awards with the right to receive one share of common stock of the Company granted at a price of $0. RSUs generally vest over periods of three to five years. Upon the settlement date, RSUs are settled in shares of CSC common stock and dividend equivalents. If the employee’s status as a full-time employee is terminated prior to the vesting of the RSU grant in full, then the RSU grant is automatically canceled on the employment termination date and any unvested shares and dividend equivalents are forfeited.

Certain executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive's separation from service as a full-time employee, provided the executive complies with certain non-competition covenants during the ten-year period following the executive's separation of service. For certain executives who joined the company in fiscal year 2013 and thereafter, the awards vest at age 62, or 50% of the award vests at age 55 with 5 years' service with an additional 10% vesting each additional year of service up to 10 years of service. Prior to fiscal year 2013, awards vested at age 65 or age 55 with 10 years of service.

The Company also grants PSUs, which generally vest over a period of three years. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a three-year period. If the specified performance criteria are met, awards are settled for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period. Beginning in fiscal 2013, PSU awards granted include the potential for accelerated vesting of 25% of the shares granted after the first and second fiscal years if certain company performance targets are met early. Compensation expense during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. Shares were settled in the first quarter of fiscal 2015 due to meeting the company performance targets in fiscal year 2014. Based on management's expectation of meeting the performance criteria, the probable achievement was increased to the maximum payout resulting in additional expense recognized. In the table below, such awards are reflected at the number of shares originally granted.

Information concerning RSUs (including PSUs) granted under the stock incentive plans during fiscal years 2016, 2015, and 2014, was as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of March 29, 2013	2,263,272	$31.53
Granted	2,018,416	49.05
Settled	(464,293)	33.06
Canceled/Forfeited	(629,654)	38.11
Outstanding as of March 28, 2014	3,187,741	41.34
Granted	1,000,150	60.91
Settled	(829,861)	40.81
Canceled/Forfeited	(778,355)	42.62
Outstanding as of April 3, 2015 (1)	2,579,675	48.70
Granted	3,234,197	27.97
Issued due to Separation modification	419,160	29.95
Settled	(1,783,664)	28.87
Canceled/Forfeited	(851,369)	40.97
Outstanding as of April 1, 2016	3,597,999	29.25

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 1, 2016, there was $68 million of unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.45 years.

Non-employee Director Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other stock-based incentives to non-employee directors upon terms approved by the Company’s Board of Directors. As of April 1, 2016, 124,936 shares of CSC common stock remained available for the grant of future RSUs or other stock-based incentives to nonemployee directors.

RSU awards to non-employee directors are granted at a price of $0. For RSU awards granted in fiscal 2014 and thereafter, RSUs vest and settle at the earlier of (i) the one-year anniversary of the grant date, or (ii) the date of the Company's first Annual Meeting of the Stockholders held after the grant date. Alternatively, settlement of the RSU may be deferred per election of the non-employee director.

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

Information concerning RSUs granted to non-employee directors during fiscal years 2016, 2015, and 2014 was as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of March 29, 2013	188,445	$39.85
Granted	25,000	51.55
Settled	(29,299)	35.81
Canceled/Forfeited	—	—
Outstanding as of March 28, 2014	184,146	42.07
Granted	22,100	59.63
Settled	(62,260)	44.10
Canceled/Forfeited	—	—
Outstanding as of April 3, 2015 (1)	143,986	30.02
Granted	65,188	31.75
Settled	(107,878)	33.11
Canceled/Forfeited	(12,250)	33.96
Outstanding as of April 1, 2016	89,046	27.00

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income are as follows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Interest	$124	$144	$140
Taxes on income, net of refunds	65	146	122

Non-cash investing activities include the following:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Capital expenditures in accounts payable and accrued expenses	$42	$39	$45
Capital expenditures through capital lease obligations	47	24	149
Assets acquired under long-term financing	1	64	49

Non-cash financing activities for the years ended April 1, 2016, April 3, 2015 and March 28, 2014 included common stock dividends declared but not yet paid of $19 million, $32 million and $29 million, respectively. Non-cash financing activities also included shares repurchased under the stock repurchase plan but not settled of $0 million, $0 million and $6 million as of April 1, 2016, April 3, 2015 and March 28, 2014, respectively.

Note 18 - Other (Income) Expense, Net

The components of other (income) expense, net for fiscal 2016, fiscal 2015, and fiscal 2014 are:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Foreign currency (gain) loss	$(1)	$11	$15
Other (gain) loss	(8)	(1)	3
Total	$(9)	$10	$18

Foreign currency (gain) loss results from the movement of foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities, related hedges including options to manage its exposure to economic risk, and the cost of the Company’s hedging program.

Foreign currency (gain) loss noted above include forward point income of $6 million, $6 million, and $2 million, for the twelve months ended April 1, 2016, April 3, 2015 and March 28, 2014, respectively. Included within other (gain) loss for the twelve months ended April 1, 2016 is a $6 million gain on sale of certain assets.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Segment and Geographic Information

Due to the separation of CSRA, on November 27, 2015, NPS is no longer included as a reportable segment and its results have been reclassified to discontinued operations, net of taxes, for all periods presented. CSC now operates in two reportable segments, as follows:

•
Global Business Services (GBS) - GBS provides innovative technology solutions including consulting, applications services, and software, which address key business challenges within the customer’s industry. GBS strives to help clients understand and exploit industry trends of IT modernization and virtualization of the IT portfolio (hardware, software, networking, storage and computing assets). GBS has four primary growth areas: end-to-end applications services, consulting services, big data services, and industry aligned next-generation software and solutions. Applications services optimize and modernize clients' business and technical environments, enabling clients to capitalize on emerging services such as cloud, mobility, and big data within new commercial models such as the "as a Service" and digital economies. The consulting services business helps organizations innovate, transform, and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise. The industry aligned next-generation software and solutions growth is focused in the insurance, banking, healthcare and life sciences, manufacturing and other diversified industries. Activities are primarily related to vertical alignment of software solutions and process-based intellectual property that power mission-critical transaction engines. Key competitive differentiators for GBS include its global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Changing business issues such as globalization, fast-developing economies, government regulation, and growing concerns around risk, security, and compliance drive demand for these GBS offerings.

•
Global Infrastructure Services (GIS) – GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers CSC's next-generation cloud offerings, including Infrastructure as a Service (IaaS), private cloud solutions, CloudMail and Storage as a Service. GIS provides a portfolio of standard offerings that have predictable outcomes and measurable results while reducing business risk and operational costs for clients. To provide clients with differentiated offerings, GIS maintains a select number of key alliance partners to make investments in developing unique offerings and go-to-market strategies. This collaboration helps CSC determine the best technology, road map and opportunities to differentiate solutions, expand market reach, augment capabilities, and jointly deliver impactful solutions. GIS seeks to capitalize on the emerging market trend with a rebundled IT portfolio of virtualized infrastructure.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the operating results by reportable segment:

Twelve Months Ended
(Amounts in millions)	GBS	GIS	Corporate	Total
April 1, 2016
Revenues	$3,637	$3,469	$—	$7,106
Operating income (loss)	381	216	(82)	515
Depreciation and amortization	124	491	43	658

April 3, 2015
Revenues	$4,036	$4,081	$—	$8,117
Operating income (loss)	405	162	(108)	459
Depreciation and amortization	149	673	18	840

March 28, 2014
Revenues	$4,321	$4,578	$—	$8,899
Operating income (loss)	574	382	(104)	852
Depreciation and amortization	152	704	14	870

Operating income (loss) provides useful information to the Company’s management for assessment of the Company’s performance and results of operations, and is one of the financial measures utilized to determine executive compensation.

A reconciliation of consolidated operating income to income (loss) from continuing operations before taxes is as follows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Operating income	$515	$459	$852
Corporate G&A	(216)	(230)	(245)
Pension & OPEB actuarial (losses) gains	(99)	(584)	217
SEC settlement related charges and other (1)	—	(200)	—
Separation costs	(19)	—	—
Interest expense	(123)	(126)	(128)
Interest income	38	20	16
Debt extinguishment costs	(95)	—	—
Other income (expense), net	9	(10)	(18)
Income (loss) from continuing operations before taxes	$10	$(671)	$694

(1) This item primarily relates to the SEC investigation settlement (see Note 2).

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by country is based on the location of the selling business unit. Property and equipment, total assets and capital expenditures (purchase of property and equipment) information is based on the physical location of the asset. Geographic revenue, property and equipment, net, total assets, and capital expenditures for the twelve months ended April 1, 2016, April 3, 2015, and March 28, 2014, are as follows:

	April 1, 2016
(Amounts in millions)	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$3,057	$1,570	$1,474	$1,005	$7,106
Property and Equipment, net	466	244	157	158	1,025
Total Assets	3,330	1,053	1,580	1,773	7,736
Capital Expenditures	249	66	48	49	412

	April 3, 2015
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$3,268	$1,721	$1,928	$1,200	$8,117
Property and Equipment, net	505	257	176	172	1,110
Total Assets	5,979	1,621	1,197	1,424	10,221
Capital Expenditures	225	58	73	50	406

	March 28, 2014
	United States	United Kingdom	Other Europe	Other International	Total
Revenue	$3,667	$1,699	$2,150	$1,383	$8,899
Property and Equipment, net	680	335	253	266	1,534
Total Assets	6,721	1,615	1,459	1,566	11,361
Capital Expenditures	333	89	85	88	595

No single commercial customer exceeded 10% of the Company’s revenues during fiscal 2016, fiscal 2015, or fiscal 2014.

Note 20 - Restructuring Costs

The Company recorded restructuring costs, net of reversals, of $23 million, $256 million, and $74 million for fiscal years 2016, 2015, and 2014, respectively.

Fiscal 2016 Plan

In September 2015, the Company initiated restructuring actions (the Fiscal 2016 Plan) across its business segments. The objectives of the Fiscal 2016 Plan are to optimize utilization of facilities and rightsize overhead organizations as a result of the Separation of CSRA. Total restructuring costs for the Fiscal 2016 Plan recognized during fiscal 2016 were $66 million, and consisted mainly of facilities restructuring and termination benefits associated with workforce reductions.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the restructuring liability for the Fiscal 2016 Plan as of April 1, 2016 was as follows:

(Amounts in millions)	Restructuring liability as of April 3, 2015	Costs expensed in fiscal 2016	Cash Paid	Other(1)	Restructuring liability as of April 1, 2016
Workforce reductions	$—	$29	$(6)	$6	$29
Facilities costs	—	37	(9)	2	$30
Total	$—	$66	$(15)	$8	$59

(1) Foreign currency translation adjustments and pension benefit augmentations recorded as pension liability.

Fiscal 2015 Plan

In June 2014, the Company initiated restructuring actions (the Fiscal 2015 Plan) across its business segments. The objectives of the Fiscal 2015 Plan were to further reduce headcount in order to align resources to support business needs. Total restructuring costs for the Fiscal 2015 Plan recorded during fiscal 2016 and 2015 were $(42) million and $269 million, and consisted of termination benefits associated with the workforce reductions, including pension benefit augmentations of $7 million and $10 million respectively, that are owed to certain employees in accordance with legal or contractual obligations, and which will be paid out over several years as part of normal pension distributions. As part of this plan, the Company took a restructuring charge of $241 million in the fourth quarter of fiscal 2015 to accelerate the efforts to optimize the workforce in high cost markets, particularly in Europe, address its labor pyramid and right-shore its labor mix.

The composition of the restructuring liability for the Fiscal 2015 Plan as of April 1, 2016 was as follows:

(Amounts in millions)	Restructuring liability as of April 3, 2015	Costs reversed in fiscal 2016	Cash Paid(1)	Other(2)	Restructuring liability as of April 1, 2016
Workforce reductions	$230	$(42)	$(152)	$(7)	$29
Facilities costs	1	—	—	(1)	—
Total	$231	$(42)	$(152)	$(8)	$29

(1)	Includes $145 million related to fourth quarter fiscal 2015 special restructuring.
(2) Foreign currency translation adjustments and pension benefit augmentations recorded as a pension liability.

The composition of the restructuring liability for the Fiscal 2015 Plan as of April 3, 2015 was as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Less: costs not affecting restructuring liability(1)	Cash Paid	Other (2)	Restructuring liability as of April 3, 2015
Workforce reductions	$—	$265	$(10)	$(21)	$(4)	$230
Facilities costs	—	4	(3)	—	—	1
Total	$—	$269	$(13)	$(21)	$(4)	$231

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

(2)	Foreign currency translation adjustments.

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

Total restructuring costs for the Fiscal 2013 Plan recorded during fiscal 2016, 2015, and 2014 were $(1) million, $(13) million, and $72 million, respectively, including pension benefit augmentations of $0 million, $(7) million, and $22 million, respectively, that are owed to certain employees in accordance with legal or contractual obligations, and which will be paid out over several years as part of normal pension distributions.

The composition of the restructuring liability for the Fiscal 2013 Plan as of April 1, 2016 was as follows:

(Amounts in millions)	Restructuring liability as of April 3, 2015	Costs expensed in fiscal 2016	Cash paid	Other(2)	Restructuring liability as of April 1, 2016
Workforce reductions	$3	$(1)	$(3)	$2	$1
Facilities costs	5	—	(2)	(3)	—
Total	$8	$(1)	$(5)	$(1)	$1

The composition of the restructuring liability for the Fiscal 2013 Plan as of April 3, 2015 was as follows:

(Amounts in millions)	Restructuring liability as of March 28, 2014	Costs expensed in fiscal 2015	Less: costs not affecting restructuring liability(1)	Cash paid	Other(2)	Restructuring liability as of April 3, 2015
Workforce reductions	$70	$(13)	$7	$(57)	$(4)	$3
Facilities costs	13	—	—	(8)	—	5
Total	$83	$(13)	$7	$(65)	$(4)	$8

(1)	Charges primarily consist of pension benefit augmentations and are recorded as a pension liability.

(2)	Foreign currency translation adjustments.

Fiscal 2012 Plan

In March 2012, the Company initiated restructuring actions (the Fiscal 2012 plan) primarily impacting its GIS segment. The objectives of the Fiscal 2012 plan were to (i) align the Company's workforce across various geographies with business needs, (ii) increase use of lower cost off-shore resources, and (iii) optimize utilization of facilities. Actions under the Fiscal 2012 plan commenced in March 2012 and were carried out in fiscal 2013 and fiscal 2014. There were no restructuring costs for the Fiscal 2012 Plan accrued in fiscal 2015 or fiscal 2016. The restructuring costs for the Fiscal 2012 plan recorded during fiscal 2014 was $2 million, and was associated primarily with employee terminations.

The composition of restructuring costs by segment for fiscal years 2016, 2015, and 2014 was as follows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
GBS	$20	$137	$46
GIS	3	114	28
Corporate	—	5	—
Total	$23	$256	$74

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the total $89 million restructuring liability as of April 1, 2016, $84 million is included in accrued expenses and other current liabilities and $5 million is included in other long-term liabilities. Of the total $240 million restructuring liability as of April 3, 2015, $240 million was included in accrued expenses and other current liabilities and $0 million was included in other long-term liabilities.

The composition of restructuring costs for fiscal years 2016, 2015, and 2014 by financial statement line item is as follows:

	Twelve Months Ended
(Amounts in millions)	April 1, 2016	April 3, 2015	March 28, 2014
Costs of services	$7	$248	$68
Selling, general and administrative	16	8	6
Total	$23	$256	$74

Note 21- Consolidated Variable Interest Entities

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

As agreed in the formation agreement, during the third quarter of fiscal 2016 HCL contributed its first tranche of $6 million of capital contribution to these entities. The Company issued software licenses to these newly formed entities. These software licenses grant a perpetual right of use and require no royalty payments; the valuation reflects CSC’s current carrying value which will be amortized over three years. Our consolidated balance sheets included the following balances of these entities, as of April 1, 2016:

(Amounts in millions)	As of April 1, 2016
Cash and cash equivalents	$5
Software	8
Total Assets	$13

Accrued expenses	$7

Equity attributable to noncontrolling interest	$5
Equity attributable to the Company	9
Total Equity	$14
Total Liabilities and Equity	21

As of April 1, 2016, no assets have been pledged by the Company as collateral and there is no other exposure for the Company towards loss due to its involvement with CeleritiFinTech Limited and CeleritiFinTech Services Limited. The Company determined that it is the primary beneficiary of these entities, and as such, follows accounting treatment for variable interest entities that properly meet the criteria for consolidation. The operations of the subsidiaries have had an insignificant impact on CSC's Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22- Related Parties

J. Michael Lawrie currently serves as the Company's Chief Executive Officer and as a member of its Board of Directors. Since the Separation became effective on November 27, 2015, Mr. Lawrie also serves as Chairman of the Board of Directors of CSRA. Due to Mr. Lawrie's leadership positions at the Company and CSRA, CSRA is considered a related party under ASC 850 "Related Party Disclosures" for periods subsequent to the Separation.

Approximately $20 million related to certain computer hardware lease and commercial agreements with CSRA, which originated prior to the Separation, is included within receivables, net of allowance for doubtful accounts in the Consolidated Balance Sheet as of April 1, 2016. Accounts receivable attributed to lease agreements with CSRA will be collected over the term of the leases, which expire at various dates through fiscal 2021. Accounts receivable attributed to commercial agreements with CSRA are expected to be collected within 30 days of invoicing. Amounts due to CSRA from the Company were immaterial as of April 1, 2016.

Implementation of the Separation and CSC's post-Separation relationship with CSRA is governed by several agreements, pursuant to which the Company and CSRA transact business. Under these agreements, the Company recognized revenue of $35 million for services rendered to CSRA, including services under the IP matters agreement discussed in Note 4, which is included within Revenues in the Consolidated Statement of Operations for the fiscal year ended April 1, 2016. Expenses related to services received from CSRA were approximately $1 million for the fiscal year ended April 1, 2016.

See Note 4 for further discussion of the Separation and existing agreements between CSC and CSRA.

Other than what is disclosed above, as of April 1, 2016, the Company has not entered into or been a participant in any material transaction in which a related party had or will have a direct or indirect material interest.

Note 23 - Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only through payment of penalties. Lease payments are typically based upon the period of the lease but may include payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms. Most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $152 million, $139 million, and $194 million, for the years ended April 1, 2016, April 3, 2015, and March 28, 2014, respectively. In addition, the Company also has $18 million of sublease income to be received through fiscal 2021.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at April 1, 2016, were as follows:

Fiscal Year
(Amounts in millions)	Real Estate	Equipment
2017	$114	$27
2018	87	16
2019	73	7
2020	53	3
2021	19	1
Thereafter	54	—
	$400	$54

The Company signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over periods ranging from one to four years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all or a portion of the shortfall. Minimum purchase commitments as of April 1, 2016 were $294 million for fiscal 2017, $177 million for fiscal 2018, $1 million for fiscal 2019, and less than $1 million thereafter.

In the normal course of business, the Company may provide certain clients with financial performance guarantees, which are generally backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. As of April 1, 2016, the Company had $71 million of outstanding letters of credit and $19 million of surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies. As of April 1, 2016, the Company had $48 million of outstanding stand-by letters of credit. Generally, such guarantees have a one-year term and are renewed annually.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of April 1, 2016:

(Amounts in millions)	Fiscal 2017	Fiscal 2018	Fiscal 2019 and thereafter	Total
Surety bonds	$19	$—	$—	$19
Letters of credit	36	2	33	71
Stand-by letters of credit	31	—	17	48
Total	$86	$2	$50	$138

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 27, 2014, the United States Attorney’s Office for the Southern District of New York and the Attorney General for the State of New York filed complaints-in-intervention on behalf of the United States and the State of New York, respectively. The complaints allege that, from 2008 to 2012, the Company and New York City used the automatic defaulting capabilities of a computerized billing system that the Company developed for New York City’s EIP in order to orchestrate a billing fraud against Medicaid, and failed to comply with Medicaid requirements regarding submission of claims to private insurance. The New York Attorney General’s complaint also alleges that the Company failed to reimburse Medicaid in certain instances where insurance had paid a portion of the claim. The lawsuits seek damages under the federal False Claims Act, the New York False Claims Act and common law theories in an amount equal to three times the sum of an unspecified amount of damages the United States and New York State allegedly sustained, plus civil penalties together with attorneys’ fees and costs. On January 26, 2015, the Company and the City of New York filed motions to dismiss Forcier’s amended complaint and the federal and state complaints-in-intervention. On April 28, 2016, the Court issued a decision on the motions.  The Court dismissed Forcier’s amended complaint, some claims related to allegations of fraudulent defaulting practices, and the claims related to the alleged failure to reimburse Medicaid.  The Court denied the motions to dismiss claims based on other allegations of fraudulent defaulting practices and the alleged noncompliance with Medicaid requirements to bill private insurance, as well as the claims seeking damages under the common law. The Company believes that the remaining allegations are without merit and intends to vigorously defend itself.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Defendants filed motions to dismiss the Second Amended Complaint on November 6, 2015.

On December 17, 2015, the Company entered into a settlement agreement with the majority of the former equityholders of ServiceMesh, as well as SRS acting in its capacity as the agent and attorney-in-fact for the settling equityholders. Pursuant to the settlement agreement, the Company received $16.5 million, which amount was equal to the settling equityholders’ pro rata share of the funds remaining in escrow from the transaction, which was recorded as an offset to selling, general, and administrative costs in our Consolidated Statements of Operations for the fiscal year ended April 1, 2016. The Company also moved to dismiss its claims against the settling equityholders and SRS, in its representative capacity for those equityholders. The Court granted the motion to dismiss on January 11, 2016.

On April 29, 2016, the Court orally ruled on Defendants’ motions to dismiss the Second Amended Complaint. It entered an Order granting the same relief on May 9, 2016. The Court largely denied Defendants’ motions and will allow the majority of the Company’s claims against Mr. Pulier, TechAdvisors, and SRS to proceed. The Court dismissed the Company’s claim against Mr. Pulier for breach of the implied covenant of good faith and fair dealing in his retention agreement, one alternative factual basis for the Company’s claims for breach of the purchase agreement and fraud, and another alternative factual basis for the Company’s claim against Mr. Pulier for fraud.

On May 23, 2016, SRS filed its Answer to the Second Amended Complaint.  On June 3, 2016, Mr. Pulier and TechAdvisors filed an Answer and Mr. Pulier filed a Counterclaim against the Company.  Mr. Pulier asserts counter-claims for (i) breach of the purchase agreement, (ii) breach of the implied covenant of good faith and fair dealing in the purchase agreement, (iii) fraud, (iv) negligent representation, (v) rescission of the purchase agreement and (vi) breach of his retention agreement.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on February 17, 2016, Mr. Pulier filed a complaint against the Company and its subsidiary-CSC Agility Platform, Inc., formerly known as SMI-seeking advancement of his legal fees and costs in the case described above. The summary proceeding is in the Court of Chancery of the State of Delaware (C.A. No. 12005-CB). On May 12, 2016, the Court ruled that the Company is not liable to advance legal fees to Mr. Pulier because he was not an officer or director of the Company, but that its subsidiary-as the successor to SMI-is liable for advancing 80% of Mr. Pulier’s fees in the underlying action. The Court entered an Order granting the same relief on May 27, 2016.

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

Plaintiffs filed an amended complaint to add additional plaintiffs and allege violations under Missouri and North Carolina wage and hour laws. We do not believe these additional claims differ materially from those in the original complaint. On June 3, 2016, Plaintiffs filed a motion for Rule 23 class certification of California, Connecticut and North Carolina state-law classes.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 - Reconciliation of Previously Reported Amounts to Revised and Restated Financial Statements

As described in Note 1, the Company identified certain misstatements relating to prior years’ Consolidated Financial Statements and corrected these prior period misstatements in the accompanying Consolidated Financial Statements. As described in Note 1 and Note 4, the Company adopted ASU 2015-17 and completed the Separation of CSRA and reclassified certain financial statement line items to discontinued operations. A reconciliation of the amounts previously reported on Form 10-K for fiscal 2015 to those as adjusted within the accompanying Consolidated Financial Statements is shown in the tables below for selected financial amounts (in millions):

	As of April 3, 2015
Consolidated Balance Sheet	As Previously Reported	Reclassification of Discontinued Operations	Retrospective Adoption of ASU 2015-17	Correction of Prior Period Misstatement(1)	As Adjusted
Receivables, net of allowance for doubtful accounts	$2,369	$(691)	$—	$4	$1,682
Prepaid expenses and other current assets	$438	$(93)	$(53)		$292
Deferred income taxes, net	$375	$(26)	$43	$4	$396
Total Assets	$10,201	$22	$(10)	$8	$10,221

Income taxes payable and deferred income taxes	$62	$(65)	$26	$2	$25
Long-term income tax liabilities and deferred income taxes	$412	$87	$(36)	$(10)	$453
Retained earnings	$912	$—	$—	$16	$928
Total Liabilities and Equity	$10,201	$22	$(10)	$8	$10,221

	Twelve Months Ended April 3, 2015
Consolidated Statement of Operations	As Previously Reported	Reclassification of Discontinued Operations	Correction of Prior Period Misstatement(1)	As Adjusted
Income (loss) from continuing operations, before taxes	$(276)	$(395)	$—	$(671)
Income tax (benefit) expense	$(312)	$(142)	$(10)	$(464)
Income (loss) from continuing operations	$36	$(253)	$10	$(207)
Income (loss) from discontinued operations	$(29)	$253	$—	$224
Net income	$7	$—	$10	$17
Net income (loss) attributable to CSC common stockholders	$(8)	$—	$10	$2

Consolidated Statement of Changes in Equity	Balance at March 30, 2013
Beginning earnings retained for use in business, balance prior to adjustments	$1,101
Correction of Prior Period Misstatement(4)	6
Beginning earnings retained for use in business, as adjusted	$1,107

(1) Reflects the correction of misstatements identified related to previously issued financial statements as described in Note 1.

As a result of the correction of amounts reflected in the Consolidated Financial Statements, the Company has adjusted prior year amounts in Note 12 to reflect the impacts on the previously reported financial information

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 - Subsequent Events

On May 5, 2016, the Company completed the previously announced acquisition of Xchanging plc (Xchanging) for total consideration of approximately $633 million. Xchanging provides technology-enabled business solutions to organizations in global insurance and financial services, healthcare, real estate and the public sector. Xchanging is a component of both the Company's GBS and GIS segments.

On May 23, 2016, CSC agreed to acquire Aspediens. Aspediens is a provider of technology-enabled solutions for the service-management sector and a preferred partner of ServiceNow. With headquarters in Switzerland, Aspediens has operations in Germany, France and Spain. Aspediens will join the CSC ServiceNow practice within Fruition Partners, a CSC company and ServiceNow platform that also includes UXC Keystone, Australia’s ServiceNow practice within UXC, a CSC company.

On May 24, 2016 CSC announced that its Board of Directors has unanimously approved entering into an agreement to merge the company with the Enterprise Services segment of Hewlett Packard Enterprise (HPE) other than certain excluded portions. The merger is expected to be completed by the end of March 2017, subject to shareholder and regulatory reviews and approvals. Following the transaction, CSC and HPE shareholders each will own approximately 50 percent of the new company’s shares. The transaction is intended to be tax-free to CSC and HPE and their respective shareholders for federal income tax purposes.

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2016
(Amounts in millions, except per-share amounts)	1st Quarter(2), (5)	2nd Quarter(2), (5)	3rd Quarter(5)	4th Quarter
Revenues	$1,804	$1,745	$1,750	$1,807
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,272	$1,237	$1,216	$1,460
Gross profit	$532	$508	$534	$347
Restructuring costs	$—	$5	$7	$11
Debt extinguishment costs(4)	$—	$—	$—	$95
Income (loss) from continuing operations before taxes	$72	$47	$78	$(187)
Income (loss) from continuing operations, net of taxes	$51	$92	$17	$(88)
Income (loss) from discontinued operations, net of taxes	$102	$84	$30	$(25)
Net income (loss) attributable to CSC common shareholders	$149	$170	$45	$(113)

Earnings (loss) per common share continuing operations(1)
Basic
Income (loss) from continuing operations	$0.37	$0.67	$0.12	$(0.64)
Income (loss) from discontinued operations	$0.71	$0.56	$0.20	$(0.18)
Diluted
Income (loss) from continuing operations	$0.36	$0.66	$0.12	$(0.64)
Income (loss) from discontinued operations	$0.69	$0.55	$0.20	$(0.18)

Cash dividend per common share	$0.23	$0.23	$2.39	$0.14

	Fiscal 2015(2)
(Amounts in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(5)
Revenues	$2,219	$2,039	$1,949	$1,910
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,567	$1,402	$1,572	$1,618
Gross profit	$652	$637	$377	$292
Selling, general, and administrative - SEC settlement related charges(3)	$—	$—	$195	$2
Restructuring costs	$10	$(7)	$12	$241
Income (loss) from continuing operations before taxes	$61	$82	$(386)	$(428)
Income (loss) from continuing operations, net of taxes	$49	$59	$(194)	$(121)
Income (loss) from discontinued operations, net of taxes	$102	$97	$(119)	$144
Net income (loss) attributable to CSC common shareholders	$146	$151	$(314)	$19

Earnings (loss) per common share continuing operations(1)
Basic
Income (loss) from continuing operations	$0.33	$0.41	$(1.38)	$(0.86)
Income (loss) from discontinued operations	$0.67	$0.64	$(0.85)	$0.99
Diluted
Income (loss) from continuing operations	$0.33	$0.41	$(1.38)	$(0.86)
Income (loss) from discontinued operations	$0.65	$0.63	$(0.85)	$0.99

Cash dividend per common share	$0.23	$0.23	$0.23	$0.23

(1)
Quarterly EPS amounts may not total to the full-year EPS. EPS is calculated based on weighted average shares outstanding for the period. Quarterly weighted average shares may not equal the full-year weighted average shares for the fiscal year.

(2)
Amounts for the first two quarters of fiscal 2016 and all quarters of fiscal 2015 have been adjusted to present discontinued operations for the divestiture of the Company's NPS segment in the third quarter of fiscal 2016 (see Note 4 ).

(3)	These amounts are related to the settlement of the SEC investigation in the third quarter of fiscal 2015 (see Note 2 ).

(4)	This amount is related to the fourth quarter fiscal 2016 redemption of all outstanding 6.50% term notes due March 2018 (see Note 13 ).

(5)	Amounts have been restated for correction of certain errors in previously issued financial statements related to income tax (benefit) expense (see Notes 1 and 24 ).

COMPUTER SCIENCES CORPORATION AND SUBSIDIARIES

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)	Balance, beginning of period	Additions charged to cost and expenses	Deductions(1)	Other(2)	Balance, end of period
Allowance for doubtful receivables
For the year ended April 1, 2016:	$26	$6	$(3)	$2	$31

For the year ended April 3, 2015:	$32	$2	$(4)	$(4)	$26

For the year ended March 28, 2014:	$34	$1	$(1)	$(2)	$32

(1)	Represents write-offs and recoveries of prior year charges.

(2)	Includes balances from acquisitions and changes in foreign currency exchange rates.

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or related notes.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of April 1, 2016 to ensure (i) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of April 1, 2016 because of the material weakness described below, in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the material weakness described below, management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 1, 2016. Management determined the Company did not maintain effective controls over the accounting, presentation and disclosure for income taxes, including the income tax provision and related tax assets and liabilities. In particular:

•	Tax analyses were prepared late in the closing process, in part due to changes in information flows related to the implementation of our new financial system

•	Turnover late in the year in the tax function resulted in ineffective reviews which did not detect certain errors

These control deficiencies could result in misstatements of the aforementioned financial statement accounts and disclosures. Accordingly, management has determined that these control deficiencies constitute a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is committed to maintaining a strong internal control environment and intends to remediate the material weakness in accounting for income tax.

Management excluded from its assessment the internal control over financial reporting at UXC acquired on February 26, 2016 and at Axon acquired on December 11, 2015 whose combined financial statements constitute 5% of total assets and 1% of revenues of the consolidated financial statement amounts as of and for the year ended April 1, 2016. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).

The Company’s internal control over financial reporting as of April 1, 2016, has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on page 136.

Date: June 14, 2016

Changes in Internal Controls Over Financial Reporting

There were no changes in internal controls during the quarter ended April 1, 2016 which materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

During the fiscal quarter ended January 1, 2016, the Company implemented a new financial system, which handles the business and financial processes within CSC’s Americas operations and its corporate and administrative functions. The Company will continue to monitor and test this system as part of management's annual evaluation of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Computer Sciences Corporation
Tysons, Virginia

We have audited the internal control over financial reporting of Computer Sciences Corporation and subsidiaries (the "Company") as of April 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over the financial reporting at UXC and Axon, which were acquired on February 26, 2016, and December 11, 2015, respectively, and whose financial statements collectively constitute 5% of total assets and 1% of revenues of the consolidated financial statement amounts as of and for the year ended April 1, 2016. Accordingly, our audit did not include the internal control over financial reporting at UXC and Axon. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the Company did not maintain effective controls over the accounting, presentation, and disclosure of the Company’s accounting for income taxes, including the income tax provision and related tax assets and liabilities as of April 1, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended April 1, 2016, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 1, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended April 1, 2016 of the Company and our report dated June 14, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
June 14, 2016

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers of the Company is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” Other information required by this Item will appear in the Proxy Statement under the headings “Proposal 1-Election of Directors”, "Additional Information-Section 16(a) Beneficial Ownership Reporting Compliance", “Corporate Governance”, and “Additional Information-Business for 2016 Annual Meeting,” which sections are incorporated herein by reference.

Information about the Code of Business Conduct governing our Chief Executive Officer and Chief Financial Officer can be found on our website, www.csc.com, under the Investor Relations - Corporate Governance tab.

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

The following table gives information about our common stock that may be issued under our equity compensation plans as of April 1, 2016. See Note 16 of the Notes to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	9,053,666	$24.83	10,421,376	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	9,053,666		10,421,376

(1) Includes 3,000 shares available for future issuance under the 2006 Non-Employee Director Incentive Plan. This plan permits shares to be issued pursuant to stock options, restricted stock, and RSUs. Includes 121,936 shares available for future issuance under the 2010 Non-Employee Director Incentive Plan. This plan permits shares to be issued pursuant to RSUs and restricted stock.

Includes 2,073,268 shares available for future issuance under the 2007 Incentive Plan. This plan permits shares to be issued pursuant to stock options, restricted stock or RSUs, or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs or any combination of the foregoing. Of the shares available for issuance under the 2007 plan, 2,073,268 shares are available for future grant as stock options with each option granted counted as one share against the available shares under such plan or assuming no options are granted, 1,036,634 shares are available for future awards of restricted stock or RSUs, after giving effect to the requirement set forth in the 2007 plan that a grant of one share of restricted stock or one RSU be counted as two shares against the available shares under such plan.

Includes 8,223,712 shares available for future granting under the 2011 Omnibus Incentive Plan. This plan permits shares to be issued pursuant to stock options, restricted stock or RSUs, or pursuant to performance awards payable in shares of CSC stock, restricted stock, RSUs or any combination of the foregoing. Of the shares available for issuance under the 2011 Omnibus Incentive Plan, 8,223,712 shares are available for future grant as stock options with each option granted counted as one share against the available shares under such plan or assuming no options are granted, 4,111,856 shares are available for future awards of restricted stock or RSUs, after giving effect to the requirement set forth in the 2011 Omnibus Incentive Plan that a grant of one share of restricted stock or one RSU be counted as two shares against the available shares under such plan.

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

Item 14.	Principal Accounting Fees and Services

Information required by this Item will appear in the Proxy Statement under the heading “Proposal 3-Ratification of Independent Auditors-Fees,” which section is incorporated herein by reference.

Item 15.	Exhibits, Financial Schedules

(1) and (2) Consolidated Financial Statements and Financial Statement Schedule

These documents are included in Item 8 of this Annual Report on Form 10-K. See the index on page 52.

(3) Exhibits

Exhibits are filed with this report or incorporated by reference to other filings listed below.

Exhibit Number	Description of Exhibit
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (filed on April 5, 2011) (file number 11739300))

2.2
Agreement and Plan of Merger, dated August 31, 2015, by and among the Company, Computer Sciences Government Services Inc., Star First Merger Sub Inc., Star Second Merger Sub LLC, SRA Companies, Inc., SRA International, Inc. and Enumerated SRA Stockholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed September 4, 2015) (file number 151094588))

2.3	Rule 2.7 Announcement, dated December 9, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed on December 9, 2015) (file no. 151277503))
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

3.2	Amended and Restated Bylaws, as amended November 27, 2015 (filed herewith)
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

10.5
Master Accounts Receivable Purchase Agreement, dated as of April 21, 2015, by and between the Company, as seller, and The Royal Bank of Scotland PLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed April 27, 2015) (file number 15795683))

10.6
1998 Stock Incentive Plan(1) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998) (filed August 14, 1998) (file number 98687059)

10.7
2001 Stock Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001) (filed June 29, 2001) (file number 1672145)

10.8
2004 Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004) (filed June 30, 2004) (file number 04890067)

10.9
2007 Employee Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007) (filed June 29, 2007) (file number 07948632)

10.10
2011 Omnibus Incentive Plan(1), as amended and restated effective May 14, 2013 (incorporated by reference to Appendix C to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2013) (filed June 28, 2013) (file number 13940391)

10.11
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

10.14
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

10.16
Form of Restricted Stock Agreements for Employees(1) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005) (filed August 5, 2005) (file number 051002523)

10.17
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

10.20
Form of Career Shares Restricted Stock Unit Agreement for Employees(1) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file number 11585668)

10.21
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

10.28
Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009(1) (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2009) (filed May 29, 2009) (file number 09858607)

10.29
Supplemental Executive Retirement Plan, amended and restated effective December 3, 2007(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K) (filed December 4, 2007) (file number 071283050)

10.30
First Amendment to Supplemental Executive Retirement Plan(1) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31 , 2013) (file number 131180353)

10.31
Supplemental Executive Retirement Plan No. 2, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K) (filed December 4, 2007) (file number 071283050)

10.32
First Amendment to the Supplemental Executive Retirement Plan No. 2(1) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31, 2013) (file number 131180353)

10.33	Excess Plan, effective December 3, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K) (filed December 4, 2007) (file number 071283050)
10.34
First Amendment to the Excess Plan(1) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31, 2013) (file number 131180353)

10.35
Employment Agreement, dated February 7, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 7, 2012) (filed February 8, 2012) (file number 12581529)

10.36
Service Based Inducement Restricted Stock Unit Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012) (filed May 29, 2012) (file number 12874585)

10.37
Fiscal Year 2013 CEO Stock Option Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012) (filed May 29, 2012) (file number 12874585)

10.38
Fiscal Year 2014 CEO Stock Option Award Agreement, dated May 20, 2013, between the Company and J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file number 131014660)

10.39
Service Based Inducement Restricted Stock Unit Award Agreement, dated June 15, 2012, between the Company and Paul N. Saleh(1) (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file number 121016715)

10.40
Form of Performance Based Restricted Stock Unit Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file number 121016715)

10.41
Form of International Performance Based Restricted Stock Unit Award Agreement for Employees(1) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file number 121016715)

10.42
Deferred Compensation Plan, amended and restated effective December 31, 2012(1) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2012) (filed February 6, 2013) (file number 13575189)

10.43
First Amendment to Deferred Compensation Plan(1) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014) (filed May 22, 2014) (file number 14864318)

10.44
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007(1) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K) (filed November 1, 2007) (file number 071207160)

10.45
First Amendment to the Severance Plan for Senior Management and Key Employees(1) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31, 2013) (file number 131180353)

10.46
Form of Indemnification Agreement for officers and directors(1) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 2010) (filed February 22, 2010) (file number 10622679)

10.47
2010 Non-Employee Director Stock Incentive Plan(1), as amended and restated effective May 24, 2013 (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2013) (filed June 28, 2013) (file number 13940391)

10.48
1997 Nonemployee Director Stock Incentive Plan(1) (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997) (filed July 2, 1997) (file number 97635310)

10.49
2006 Nonemployee Director Incentive Plan(1) (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006) (filed June 22, 2006) (file number 06918523)

10.50
Form of Restricted Stock Unit Agreement for directors(1) (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005) (filed August 5, 2005) (file number 051002523)

10.51
Form of Amendment to Restricted Stock Unit Agreement for directors (1) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 5, 2005) (filed December 6, 2005) (file number 051246311)

10.52
Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Director Incentive Plan(1) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file number 111024699)

10.53
Form of Performance Stock Unit Agreement with Mr. J. Michael Lawrie(1) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2014 (filed August 12, 2014) (file number 141034640))

10.54
Service Based Restricted Stock Unit Award Agreement, dated August 15, 2014, between the Company and Ashish Mahadwar(1)(incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2015 (filed June 8, 2015) (file number 15917656))

10.55
Dealer Agreement, dated July 24, 2015, by and between the CSC Capital Funding Limited, as issuer, the Company, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed July 28, 2015) (file number 151010497))

10.56
Second Amended and Restated Master Accounts Receivable Purchase Agreement, dated as of October 1, 2015, by and among the Company and CSC Government Solutions LLC, as Sellers, the Purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2015 (filed November 10, 2015) (file number 151219878))

10.57
Amended and Restated Guaranty, dated August 20, 2015, by the Company, in favor of The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as Guaranteed Party, for the benefit of the Purchasers as defined therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2015 (filed November 10, 2015) (file number 151219878))

10.58
Guaranty, dated October 1, 2015, by Computer Sciences Government Services Inc., as Guarantor, in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Guaranteed Party, for the benefit of the Purchasers as defined therein (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2015 (filed November 10, 2015) (file number 151219878))

10.60
The Master Separation and Distribution Agreement and Ancillary Agreements, dated as of November 27, 2015, between the Company and CSRA Inc. (incorporated by reference to Exhibit 2.1 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file number 151265316))

10.61
Tax Matters Agreement, dated as of November 27, 2015, between the Company and CSRA Inc. (incorporated by reference to Exhibit 10.1 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file number 151265316))

10.62
Employee Matters Agreement, dated as of November 27, 2015, between the Company and CSRA Inc. (incorporated by reference to Exhibit 10.2 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file number 151265316))

10.63
Real Estate Matters Agreement, dated as of November 27, 2015, between the Company and CSRA Inc. (incorporated by reference to Exhibit 10.3 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file number 151265316))

10.64
Intellectual Property Matters Agreement, dated as of November 27, 2015 between the Company and CSRA Inc. (incorporated by reference to Exhibit 10.4 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file number 151265316))

10.65
Credit Agreement, dated as of December 16, 2015, by and among CSC Computer Sciences UK Holdings Limited, as Borrower, the Company, as the Company, the lenders from time to time party thereto, as Lenders, Lloyds Bank PLC, as Administrative Agent, Lloyds Bank PLC and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Joint Lead Arrangers, and Mizuho Bank, LTD., as Arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K (filed on December 22, 2015)(file number 151303559))

10.66
Consent #3 Regarding Master Loan and Security Agreement, dated as of December 29, 2015, by and among CSC Asset Funding I LLC, as borrower, the Company, as guarantor, Banc of America Leasing & Capital, LLC, as lender, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed January 5, 2016) (file number 161323329))

10.67
Termination of Guaranty, dated as of December 28, 2015, by and among the CSC Government Solutions LLC, as seller and seller representative, the Company as seller and guarantor, CSRA Inc., as guarantor, the Purchasers party thereto, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch as administrative agent (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016 (filed February 16, 2016) (file number 161425474))

10.68
Performance-Based Retention Award Agreement, dated December 15, 2015, between the Company and J. Michael Lawrie (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016 (filed February 16, 2016) (file number 161425474))

10.69
Performance-Based Retention Award Agreement, dated December 15, 2015, between the Company and Paul N. Saleh (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016 (filed February 16, 2016) (file number 161425474))

10.70
Form of Performance-Based Retention Award Agreement, dated December 15, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016 (filed February 16, 2016) (file number 161425474))

10.71
Amendment Agreement to Credit Agreement dated December 18, 2013, dated as of December 16, 2015, by and among Computer Sciences Holdings (UK) Ltd., as borrower, the Company, as guarantor, and Lloyds Bank plc, as lender and agent (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016 (filed February 16, 2016) (file number 161425474))

10.72
Term Loan Credit Agreement, dated March 21, 2016, by and among the Company, the financial institutions listed on Schedule I, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed March 22, 2016) (file number 161521488))

10.73
Amended and Restated Master Loan and Security, dated April 4, 2016, by and among Bank of America, N.A., as Agent, Banc of America Leasing & Capital, LLC, as Lender, and CSC Asset Funding I LLC, as Borrower, and the Company, as Guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 7, 2016) (file number 161560550))

10.74
Agreement and Plan of Merger, dated May 24, 2016, among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., the Company and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file number 161676471))

10.75
Separation and Distribution Agreement, dated May 24, 2016, between Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file number 161676471))

10.76	Incremental Assumption Agreement, dated April 1, 2016, by and among Sumitomo Mitsui Banking Corporation, as Incremental Lender, Bank of America, N.A., as Agent, and the Company (filed herewith)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends
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
99.1
Revised Financial Information Disclosure as a result of the Company's restructuring (incorporated by reference to Exhibits 99.01, 99.02 and 99.03 to the Company's Current Report on Form 8-K) (filed December 16, 2008) (file number 081252513)

99.2
Revised Financial Information Disclosure as a result of the Company's fiscal 2014 divestitures and change in reportable segments (incorporated by reference to Exhibits 99.1 and 99.2 to the Company's Current Report on Form 8-K) (filed February 7, 2014) (file number 14584785)

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1) Management contract or compensatory plan or agreement

SIGNATURES [OPEN]

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Dated:	June 14, 2016	By:	/s/ Paul N. Saleh
		Name:	Paul N. Saleh
		Title:	Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Lawrie	Chairman, President and Chief Executive Officer	June 14, 2016
J. Michael Lawrie	(Principal Executive Officer)

/s/ Paul N. Saleh	Executive Vice President and Chief Financial Officer	June 14, 2016
Paul N. Saleh	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mukesh Aghi	Director	June 14, 2016
Mukesh Aghi

/s/ Herman E. Bulls	Director	June 14, 2016
Herman E. Bulls

/s/ Bruce B. Churchill	Director	June 14, 2016
Bruce B. Churchill

/s/ Mark Foster	Director	June 14, 2016
Mark Foster

/s/ Sachin Lawande	Director	June 14, 2016
Sachin Lawande

/s/ Brian P. MacDonald	Director	June 14, 2016
Brian P. MacDonald

/s/ Peter Rutland	Director	June 14, 2016
Peter Rutland

/s/ Robert F. Woods	Director	June 14, 2016
Robert F. Woods