Form 10-Q
period 2016-07-01
COMPUTER SCIENCES CORP
filed 2016-08-09
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 1-4850

COMPUTER SCIENCES CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	95-2043126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Tysons Blvd.
Tysons, Virginia	22102
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (703) 245-9675

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒ No
140,427,072 shares of Common Stock, $1.00 par value, were outstanding on July 22, 2016.

PART I.

ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
(in millions, except per-share amounts)	July 1, 2016	July 3, 2015(1)
		(as adjusted)
Revenues	$1,930	$1,804

Costs of services (excludes depreciation and amortization and restructuring costs)	1,421	1,272
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	305	271
Depreciation and amortization	166	174
Restructuring costs	57	—
Interest expense	25	30
Interest income	(10)	(11)
Other expense (income), net	2	(4)
Total costs and expenses	1,966	1,732

(Loss) income from continuing operations, before taxes	(36)	72
Income tax (benefit) expense	(16)	7
(Loss) income from continuing operations	(20)	65
Income from discontinued operations, net of taxes	—	102
Net (loss) income	(20)	167
Less: net income attributable to noncontrolling interest, net of tax	1	4
Net (loss) income attributable to CSC common stockholders	$(21)	$163

(Loss) earnings per common share
Basic:
Continuing operations	$(0.15)	$0.47
Discontinued operations	—	0.71
	$(0.15)	$1.18
Diluted:
Continuing operations	$(0.15)	$0.46
Discontinued operations	—	0.69
	$(0.15)	$1.15

Cash dividend per common share	$0.14	$0.23

(1) Certain prior year balances were adjusted for certain errors in previously issued financial statements related to income taxes, for the adoption of ASU 2016-09 related to employee stock-based compensation and to give effect to discontinued operations. See Note 19 Reconciliation of Previously Reported Amounts.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended
(in millions)	July 1, 2016	July 3, 2015

Net (loss) income	$(20)	$167

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax expense of $1 and $0	(50)	53
Cash flow hedges adjustments	(5)	2
Unrealized gain on available for sale equity investment	—	6
Pension and other post-retirement benefit plans, net of tax
Amortization of prior service costs, net of tax benefit of $2 and $3	(3)	(6)
Foreign currency exchange rate changes	—	(1)
Pension and other post-retirement benefit plans, net of tax	(3)	(7)
Other comprehensive (loss) income, net of taxes	(58)	54

Comprehensive (loss) income	$(78)	$221
Less: comprehensive income attributable to noncontrolling interest, net of taxes	1	4
Comprehensive (loss) income attributable to CSC common stockholders	$(79)	$217

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per share and share amounts)	July 1, 2016	April 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$1,178
Receivables, net of allowance for doubtful accounts of $33 and $31	1,983	1,831
Prepaid expenses and other current assets	421	403
Total current assets	3,404	3,412

Software, net of accumulated amortization of $1,560 and $1,531	854	712
Outsourcing contract costs, net of accumulated amortization of $503 and $494	331	334
Goodwill	1,817	1,277
Other assets	1,101	631
Deferred income taxes, net	338	345
Property and equipment, net of accumulated depreciation of $2,930 and $2,894	1,012	1,025
Total Assets	$8,857	$7,736

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$700	$710
Accounts payable	368	341
Accrued payroll and related costs	331	288
Accrued expenses and other current liabilities	778	720
Deferred revenue and advance contract payments	576	509
Income taxes payable	10	40
Total current liabilities	2,763	2,608

Long-term debt, net of current maturities	2,543	1,934
Non-current deferred revenue	345	348
Pension obligations	222	298
Deferred tax liabilities	221	181
Non-current income tax liabilities	191	175
Other liabilities	343	160
Total Liabilities	6,628	5,704

Commitments and contingencies

CSC stockholders' equity:
Preferred stock, par value $1 per share; authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000; issued 150,825,731 and 148,746,672	151	149
Additional paid-in capital	2,487	2,439
(Accumulated deficit) retained earnings	(10)	33
Accumulated other comprehensive loss	(169)	(111)
Treasury stock, at cost, 10,508,470 and 10,365,811 shares	(491)	(485)
Total CSC stockholders’ equity	1,968	2,025
Noncontrolling interest in subsidiaries	261	7
Total Equity	2,229	2,032
Total Liabilities and Equity	$8,857	$7,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
(in millions)	July 1, 2016	July 3, 2015(1)
Cash flows from operating activities:
Net (loss) income	$(20)	$167
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	169	207
Stock-based compensation	14	(12)
Gain on dispositions	—	(51)
Other non-cash charges, net	10	13
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in assets	(42)	211
Decrease in liabilities	(81)	(173)
Net cash provided by operating activities	50	362

Cash flows from investing activities:
Purchases of property and equipment	(58)	(90)
Payments for outsourcing contract costs	(27)	(21)
Software purchased and developed	(36)	(35)
Payments for acquisitions, net of cash acquired	(423)	—
Business dispositions	—	34
Proceeds from sale of assets	5	43
Other investing activities, net	(10)	(15)
Net cash used in investing activities	(549)	(84)

Cash flows from financing activities:
Borrowings of commercial paper	511	—
Repayments of commercial paper	(511)	—
Borrowings under lines of credit	920	3
Repayment of borrowings under lines of credit	(453)	—
Debt borrowings	13	—
Debt repayments	(120)	(69)
Proceeds from stock options	36	24
Taxes paid related to net share settlements of stock-based compensation awards	(6)	(24)
Repurchase of common stock	—	(118)
Dividend payments	(19)	(32)
Other financing activities, net	(17)	—
Net cash provided by (used in) financing activities	354	(216)
Effect of exchange rate changes on cash and cash equivalents	(33)	39
Net (decrease) increase in cash and cash equivalents	(178)	101
Cash and cash equivalents at beginning of year	1,178	2,098
Cash and cash equivalents at end of period	$1,000	$2,199

(1) Certain prior year balances were adjusted for certain errors in previously issued financial statements related to income taxes and for the adoption of ASU 2016-09 related to employee stock-based compensation. See Note 19 Reconciliation of Previously Reported Amounts.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 1, 2016	148,747	$149	$2,439	$33	$(111)	$(485)	$2,025	$7	$2,032
Net (loss) income				(21)			(21)	1	(20)
Other comprehensive loss					(58)		(58)		(58)
Stock based compensation expense			14				14		14
Acquisition of treasury stock						(6)	(6)		(6)
Stock option exercises and other common stock transactions	2,079	2	34				36		36
Cash dividends declared				(20)			(20)		(20)
Noncontrolling interest distributions and other								(7)	(7)
Noncontrolling interest from acquisition								260	260
Divestiture of NPS				(2)			(2)		(2)
Balance at July 1, 2016	150,826	$151	$2,487	$(10)	$(169)	$(491)	$1,968	$261	$2,229

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income	Treasury Stock	Total CSC Equity(1)	Non- Controlling Interest	Total Equity(1)
	Shares	Amount
Balance at April 3, 2015	148,374	$148	$2,286	$928	$21	$(446)	$2,937	$28	$2,965
Net income				163			163	4	167
Other comprehensive income					54		54		54
Stock based compensation expense			(12)				(12)		(12)
Acquisition of treasury stock						(23)	(23)		(23)
Stock option exercises and other common stock transactions	1,406	2	24				26		26
Share repurchase program	(1,780)	(2)	(30)	(86)			(118)		(118)
Cash dividends declared				(32)			(32)		(32)
Noncontrolling interest distributions and other							—	(8)	(8)
Balance at July 3, 2015	148,000	$148	$2,268	$973	$75	$(469)	$2,995	$24	$3,019

(1) Certain prior year balances were adjusted for certain errors in previously issued financial statements related to income taxes and for the adoption of ASU 2016-09 related to employee stock-based compensation as described in Note 19 Reconciliation of Previously Reported Amounts.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the interim unaudited Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports and, therefore, omit or condense certain note disclosures and other information required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. These financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2016 (fiscal 2016).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. As a result, actual results may be different from these estimates. In the opinion of the Company's management, the accompanying unaudited Condensed Consolidated Financial Statements of CSC contain all adjustments necessary, including those of a normal recurring nature, to present fairly the Company's financial position as of July 1, 2016 and April 1, 2016 and its results of operations and cash flows for the three months ended July 1, 2016 and July 3, 2015. The results of operations for such interim periods are not necessarily indicative of the results for the full year ending March 31, 2017. Certain prior year amounts have been reclassified to conform to the current year presentation.

During fiscal 2016, the Company adopted ASU 2016-09 which, among other elements, requires the excess tax benefits and deficiencies related to employee share-based payment awards and related dividends to be recorded in the statement of operations during the reporting period in which they occur. ASU 2016-09 also requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities, and that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the unaudited Condensed Consolidated Statements of Cash Flows. CSC elected to early adopt ASU 2016-09 in the fourth quarter of fiscal 2016 which requires us to reflect any adjustments as of April 4, 2015, the beginning of the annual period that includes the adoption. Amendments requiring recognition of excess tax benefits and tax deficiencies within the unaudited Condensed Consolidated Statements of Operations were adopted prospectively and resulted in the recognition of $14 million, or $0.10 per share, of excess tax benefits within income tax (benefit) expense for the three months ended July 3, 2015. ASU 2016-09 amendments related to presentation within the Consolidated Statements of Cash Flows were applied retrospectively, and resulted in the reclassification of $14 million of excess tax benefits related to the settlement of stock-based awards from financing to operating activities, and $24 million of taxes paid related to net share settlements of stock-based compensation awards from operating activities to financing activities for the three months ended July 3, 2015.

The Company reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date.

Separation of NPS

During fiscal 2016, the Company completed the separation of its U.S. public sector business (NPS) (the Separation) and merger of NPS with SRA International to form a new independent publicly traded Company: CSRA Inc. (CSRA). As a result of the Separation, the unaudited Condensed Consolidated Statements of Operations and related financial information reflect NPS's operations as discontinued operations for the first three months of fiscal 2016. However, the cash flows and comprehensive income of NPS have not been segregated and are included in the unaudited Condensed Consolidated Statements of Cash Flows and Statements of Comprehensive Income for the first three months of fiscal 2016. Furthermore, CSC reduced the number of its reportable segments from three to two: Global Infrastructure Services (GIS) and Global Business Services (GBS). Refer to Note 4 Divestitures and Note 15 Segment Information for further information.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 - Recent Accounting Pronouncements

New Accounting Standards

During the first three months of fiscal 2017, the Company adopted the following Accounting Standard Updates (ASUs):

ASU 2015-16, Business Combinations (Topic 805), "Simplifying the Accounting for Measurement Period Adjustments" requires an acquirer in a business combination to account for a measurement-period adjustment during the period in which the amount is determined, instead of retrospectively. CSC adopted this ASU effective April 2, 2016 and has not had any measurement-period adjustments since adoption. As a result, there has been no impact to CSC's financial statements.

ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" as clarified by ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" (ASU 2015-15) states that debt issuance costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Presentation of fees under line of credit (LOC) arrangements had not been specified in this ASU; as a result, ASU 2015-15 was issued. ASU 2015-15 states that the SEC staff would not object to an entity deferring LOC commitment fees as an asset and subsequently amortizing ratably over the term of the underlying LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. CSC adopted both ASUs effective April 2, 2016 and the impact upon the unaudited Condensed Consolidated Financial Statements was immaterial.

ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" issued guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement does not contain a software license, the customer should account for the arrangement as a service contract. If the arrangement includes software licenses, it should be accounted for consistent with other licenses of intangible assets. CSC elected to adopt this ASU prospectively effective April 2, 2016. Adoption of this ASU did not have a material impact on the unaudited Condensed Consolidated Financial Statements.

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): "Measurement of Credit Losses on Financial Instruments", which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will be effective for CSC in fiscal 2020. This ASU must be adopted using a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. CSC is currently evaluating the impact of the adoption of ASU 2016-13 may have on its unaudited Condensed Consolidated Financial Statements in future reporting periods.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". This amendment is intended to increase transparency and comparability among organizations by recognizing virtually all lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 will be effective for CSC in fiscal 2020 and early adoption is permitted. This ASU must be adopted using a modified retrospective transition and provides for certain practical expedients. CSC is currently evaluating the impact that the adoption of ASU 2016-02 may have on its unaudited Condensed Consolidated Financial Statements in future reporting periods.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for CSC in fiscal 2019. This ASU should be applied prospectively to equity investments that exist as of the date of adoption for equity securities without readily

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

determinable fair values. CSC is currently evaluating the impact of the adoption of ASU 2016-01 may have on CSC's unaudited Condensed Consolidated Financial Statements in future reporting periods.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which CSC expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of CSC’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require CSC to apply ASU 2014-09 to each prior reporting period presented. The second method would require CSC to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for CSC beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (ASU 2015-14) which was issued by the FASB in August 2015 and extended the original effective date by one year. CSC is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its unaudited Condensed Consolidated Financial Statements in future reporting periods.

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

Other recently issued ASUs effective after July 1, 2016 are not expected to have a material effect on CSC's unaudited Condensed Consolidated Financial Statements in future reporting periods.

Note 3 - Acquisitions

Fiscal 2017 Acquisition

Xchanging Acquisition

On December 29, 2015, CSC invested in Xchanging plc (Xchanging), a provider of technology-enabled business solutions to organizations in global insurance and financial services, healthcare, manufacturing, real estate and the public sector. Xchanging was listed on the London Stock Exchange under the symbol “XCH”. CSC purchased 24,636,553 shares of common stock of Xchanging for a purchase price of $2.83 per share for a total initial investment of approximately $70 million. The investment represented a 9.99% non-controlling equity interest in the outstanding shares of Xchanging.

On May 5, 2016, CSC acquired the remaining shares of Xchanging, for a purchase price of $2.76 per share, or approximately $623 million, resulting in total cash consideration paid to and on behalf of the Xchanging shareholders of $693 million (or $492 million net of cash acquired) in the aggregate, which was funded from existing cash balances and borrowings under our $2.9 billion credit facility. Subsequent to the acquisition, the Company repaid the $254 million of acquired debt. Transaction costs associated with the acquisition of $17 million are included within selling, general and administrative expenses in the Company's unaudited Condensed Consolidated Statements of Operations. The acquisition will expand CSC's market coverage in the global insurance industry and will enable the Company to offer access to a broader, partner-enriched portfolio of services including property and casualty insurance and wealth management business processing services.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s purchase price allocation for the Xchanging acquisition is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is presented below:

(in millions)	Estimated Fair Value
Cash and cash equivalents	$201
Accounts receivable and other current assets	215
Intangible assets - developed technology	100
Intangible assets - customer relationships	471
Intangible assets - trade names	10
Deferred tax asset, long-term	54
Property and equipment and other noncurrent assets	34
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(204)
Deferred revenue and advance contract payments	(68)
Debt	(254)
Deferred tax liability, long-term	(99)
Other long-term liabilities	(128)
Total identifiable net assets acquired	332
Goodwill	621
Noncontrolling interest	(260)
Total estimated consideration	$693

The amortizable lives associated with the intangible assets acquired are as follows:

Description	Estimated Useful Lives (Years)
Developed technology	7-8
Customer relationships	15
Trade names	3-5

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when Xchanging was acquired. The goodwill arising from the acquisition was allocated to the Company's reportable segments based on the relative fair value of the expected incremental cash flows that the acquisition was expected to provide to each reporting unit within the Company's reportable segments. The goodwill associated with this acquisition is not deductible for tax purposes.

For the three months ended July 1, 2016, Xchanging contributed revenues of $81 million and income before taxes of $4 million to CSC's consolidated results. Disclosure of proforma information under ASC Topic 805 "Business Combinations" is impracticable, due to different fiscal year-ends and financial records that are not available in GAAP.

Fiscal 2016 Acquisitions

Below is a summary of the Company's other prior year acquisitions which were all funded from existing cash balances. Additional details of the transactions were disclosed in CSC's Annual Report on Form 10-K for the year ended April 1, 2016.

UXC Acquisition

On February 26, 2016, CSC acquired all outstanding capital stock of UXC Limited (UXC), a publicly owned IT services company which is a leading provider of enterprise application capabilities, consulting, applications management, professional

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The acquisition continues CSC’s process of rebalancing its offering portfolio, strengthening CSC’s next-generation delivery model, and expanding its client base around the world. Transaction costs associated with the acquisition of $7 million are included within selling, general and administrative expenses in the Company's unaudited Condensed Consolidated Statements of Operations. The Company’s purchase price allocation for the UXC acquisition is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. There was no change to the UXC purchase price allocation as disclosed within CSC's Annual Report on Form 10-K for the year ended April 1, 2016. The preliminary allocation of the UXC purchase price was allocated to assets acquired and liabilities assumed based upon the determination of fair value at date of acquisition as follows: $125 million to current assets, $35 million to noncurrent assets, $91 million to intangible assets other than goodwill, $154 million to current liabilities, $49 million to long-term liabilities and $254 million to goodwill. The amortizable lives associated with the intangible assets acquired includes customer relationships which have an estimated useful life of ten years, software and trade names both of which have indefinite lives. The goodwill arising from the acquisition was allocated to both the Company's reportable segments and is not deductible for tax purposes.

Axon Acquisition

On December 11, 2015, CSC acquired all of the outstanding capital stock of Axon Puerto Rico, Inc. (Axon), a provider of enterprise application and infrastructure managed services to aerospace and defense, and other commercial industries, for cash consideration of $29 million (net of cash acquired of $5 million). The acquisition further advances CSC’s position as a leader in providing cost effective, highly-secure IT managed services to firms worldwide, strengthens CSC’s next-generation delivery model and expands its network of regional delivery centers. The Company’s purchase price allocation is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The preliminary purchase price was allocated to assets acquired and liabilities assumed based upon the determination of fair values at the date of acquisition, as follows: $5 million to current assets, $3 million to noncurrent assets, $11 million to an intangible asset other than goodwill, $2 million to current liabilities, and $12 million to goodwill. The goodwill is associated with the Company's GBS segment and is tax deductible. The amortizable lives associated with the intangible assets acquired includes customer relationships which have an estimated useful life of ten years. Transaction costs associated with the acquisition were less than $1 million and are included within selling, general and administrative expenses in the Company's unaudited Condensed Consolidated Statements of Operations.

Fixnetix Acquisition

On September 24, 2015, CSC acquired Fixnetix, Limited (Fixnetix), a privately held provider of front-office managed trading solutions for capital markets clients, for a total purchase consideration of $112 million ($88 million of cash at closing, net of $1 million of cash acquired and $19 million of contingent consideration). The fair value measurement of remaining contingent consideration as of July 1, 2016 was $0 million. The acquisition enhanced CSC's ability to offer capital market clients an expanded range of as-a-service front office capabilities and address growing demand for greater efficiency and innovation in trading, market data, hosting, infrastructure, connectivity and risk management.

Fruition Acquisition

On September 17, 2015, CSC acquired all of the outstanding capital stock of Fruition Partners, a privately held provider of technology-enabled solutions for the service management sector for cash consideration of $148 million (net of cash acquired of $2 million). The acquisition bolsters CSC's ability to offer enterprise and emerging clients an expanded range of cloud-based service-management solutions to improve their business through organizational efficiency and lower operating costs.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 - Divestitures

During fiscal 2016, the Company completed the separation of NPS. As a result, the operating results for NPS were reclassified to discontinued operations. The following table details the components of discontinued operations:

Three months ended
(in millions)	July 3, 2015
Revenues	$957
Costs of services	(754)
Selling, general and administrative	(16)
Depreciation and amortization	(33)
Separation and merger costs	(15)
Interest expense	(5)
Other income, net	22
Total income from discontinued operations, before income taxes	156
Income tax expense	(54)
Total income from discontinued operations	$102

There was no gain or loss on disposition recognized as a result of the Separation.

The following selected financial information of NPS is included in the unaudited Condensed Consolidated Statements of Cash Flows:

Three months ended
(in millions)	July 3, 2015
Depreciation	$28
Amortization	$5
Capital expenditures	$(16)
Significant operating non-cash items:
Net gain on disposition of business	$22
Significant investing non-cash items:
Capital expenditures in accounts payable	$(9)

J. Michael Lawrie currently serves as CSC's Chief Executive Officer and as a member of its Board of Directors. Since the Separation became effective on November 27, 2015, Mr. Lawrie also has served as Chairman of the Board of Directors of CSRA. Due to Mr. Lawrie's leadership positions at the Company and CSRA, CSRA is considered a related party under ASC 850 "Related Party Disclosures." On June 23, 2016, Mr. Lawrie announced that he will resign as chairman and as a member of the board of directors of CSRA on August 9, 2016 at CSRA's scheduled annual meeting.

Implementation of the Separation and CSC's post-Separation relationship with CSRA is governed by several agreements, including a master separation and distribution agreement and intellectual property (IP) matters, real estate matters, tax matters, non-U.S. agency and employee matters agreements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pursuant to the IP matters agreement, which grants CSRA perpetual, royalty-free, non-assignable licenses to certain software products, trademarks and workflow and design methodologies owned by CSC, CSRA agreed to pay CSC an annual net maintenance fee of $30 million per year for each of the five years following the Separation in exchange for maintenance services. Under the IP matters agreement, CSC recognized $8 million of related party revenue in its unaudited Condensed Consolidated Statements of Operations for the three months ended July 1, 2016. An additional $12 million is included in deferred revenue and advance contract payments on CSC's unaudited Condensed Consolidated Balance Sheets as of July 1, 2016, which will be amortized to revenue over the two successive quarters. In addition, CSC is also party to various other commercial agreements with CSRA totaling $13 million of revenue during the three months ended July 1, 2016. As of July 1, 2016, related party accounts receivable of approximately $23 million was due from CSRA.

Note 5 - Earnings Per Share

Basic earnings per common share (EPS) and diluted EPS are calculated as follows:

	Three months ended
(in millions, except per-share amounts)	July 1, 2016	July 3, 2015(1)

Net income attributable to CSC common stockholders
From continuing operations	$(21)	$65
From discontinued operations	—	98
	$(21)	$163
Common share information:
Weighted average common shares outstanding for basic EPS	138.98	137.92
Dilutive effect of stock options and equity awards	—	3.47
Weighted average common shares outstanding for diluted EPS	138.98	141.39

Earnings per share – basic and diluted:
Basic EPS:
Continuing operations	$(0.15)	$0.47
Discontinued operations	—	0.71
Total	$(0.15)	$1.18

Diluted EPS:
Continuing operations	$(0.15)	$0.46
Discontinued operations	—	0.69
Total	$(0.15)	$1.15

(1) The Company adopted ASU 2016-09 during the fourth quarter of fiscal 2016, effective as of the beginning of the fiscal year. As a result, weighted average diluted shares outstanding has been adjusted from the amount previously reported for the three months ended July 3, 2015 to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation. The adoption of this standard resulted in diluted weighted average shares outstanding of 141.39 million for the three months ended July 3, 2015 versus 140.80 million as calculated under the previous guidance. Stock options and RSUs with an exercise price greater than the average market price of the shares for the full year would have been anti-dilutive, and therefore were excluded from the diluted earnings per share computation.

For the three months ended July 1, 2016, stock options of 1,507,757, performance stock units of 1,070,917 and restricted stock units (RSUs) of 876,785 were excluded from the computation of diluted EPS due to the Company's net loss. For the three months ended July 3, 2015, stock options of 1,534,173 and RSUs of 80,994 were excluded in the computation of diluted EPS, which if included, would have been anti-dilutive.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 - Fair Value

Fair value measurements on a recurring basis

The following tables present the Company’s assets and liabilities, excluding pension assets (See Note 10 Pension and Other Benefit Plans) that are measured at fair value on a recurring basis:

		Fair Value Hierarchy
(in millions)	Fair Value	Level 1	Level 2	Level 3
	July 1, 2016
Assets:
Money market funds and money market deposit accounts	$220	$220	$—	$—
Derivative instruments	51	—	51	—
Total assets	$271	$220	$51	$—

Liabilities:
Derivative instruments	$25	$—	$25	$—
Total liabilities	$25	$—	$25	$—

	April 1, 2016
Assets:
Money market funds and money market deposit accounts	$348	$348	$—	$—
Time deposits	1	1	—	—
Available for sale equity investments	66	66	—	—
Derivative instruments	15	—	15	—
Total assets	$430	$415	$15	$—

Liabilities:
Derivative instruments	$11	$—	$11	$—
Total liabilities	$11	$—	$11	$—

The Company's money market funds, money market deposit accounts and time deposits are reported in cash and cash equivalents, and short-term investments, including available for sale securities (which was the Company's investment in Xchanging prior to the completion its acquisition as described in Note 4 Divestitures), are included in prepaid expenses and other current assets. The balance sheet classifications of the Company's derivative instruments are presented in Note 7 Derivative Instruments. There were no transfers between any of the levels during the periods presented.

Financial instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. As of July 1, 2016, the carrying amount of the Company’s long-term debt, excluding capital leases, and the estimated fair value was $2.5 billion. The fair value of long-term debt is estimated based on current interest rates offered to the Company for instruments with similar terms and remaining maturities and classified as Level 2.

The Company is subject to counterparty risk in connection with its derivative instruments (see Note 7 Derivative Instruments). With respect to its foreign currency derivatives, as of July 1, 2016 there were five counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is approximately $43 million.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of July 1, 2016, the Company had $17 million of accounts receivable, $11 million of related allowance for doubtful accounts, $1 million of other assets and $4 million of accounts payable with customers involved in bankruptcy proceedings.

Note 7 - Derivative Instruments

The following table presents the fair values of derivative instruments included in the unaudited Condensed Consolidated Balance Sheets:

	Derivative Assets
		As of
(in millions)	Balance sheet line item	July 1, 2016	April 1, 2016

Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$—	$—
Foreign Currency forward contracts	Prepaid expenses and other current assets	2	3
Total fair value of derivatives designated for hedge accounting		$2	$3

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Prepaid expenses and other current assets	$49	$12
Total fair value of derivatives not designated for hedge accounting		$49	$12

	Derivative Liabilities
		As of
(in millions)	Balance sheet line item	July 1, 2016	April 1, 2016

Derivatives designated for hedge accounting:
Interest rate swaps	Other long-term liabilities	$4	$—
Foreign Currency forward contracts	Accrued expenses and other current liabilities	5	4
Total fair value of derivatives designated for hedge accounting		$9	$4

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Accrued expenses and other current liabilities	$16	$7
Total fair value of derivatives not designated for hedge accounting		$16	$7

Derivatives designated for hedge accounting

Cash flow hedges

As of July 1, 2016, the Company had a series of interest rate swap agreements with a total notional amount of $641 million. These instruments were designated as cash flow hedges of the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted the debt into fixed interest rate debt.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company has designated certain foreign currency forward contracts as cash flow hedges, to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of July 1, 2016 was $418 million and the related forecasted transactions extend through March 2018.

For the three months ended July 1, 2016, the Company performed an assessment at the inception of the cash flow hedge transactions that determined all critical terms of the hedging instruments and hedged items match; therefore, there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive loss (OCI) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three months ended July 1, 2016, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of July 1, 2016, approximately $5 million of the existing losses related to the cash flow hedges reported in accumulated OCI are expected to be reclassified into earnings within the next 12 months.

Derivatives not designated for hedge accounting

Foreign currency derivatives

The Company manages exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the unaudited Consolidated Condensed Statements of Operations.

The notional amount of the foreign currency forward contracts outstanding as of July 1, 2016 was $2.0 billion. The following table presents the amounts included within income from continuing operations, before taxes not designated for hedge accounting, net of remeasurement gains and losses:

		Three Months Ended
(in millions)	Statement of Operations line item	July 1, 2016	July 3, 2015

Foreign currency forwards	Other Income (Expense), net	$(2)	$3

Other risks

As discussed further in Note 7 Derivative Instruments, the Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However, for financial reporting purposes it is the Company’s policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 - Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the three months ended July 1, 2016:

(in millions)	GBS	GIS	Total
Goodwill, gross	$1,615	$2,424	$4,039
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of April 1, 2016, net	914	363	1,277

Additions	590	31	621
Foreign currency translation	(77)	(4)	(81)

Goodwill, gross	2,128	2,451	4,579
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of July 1, 2016, net	$1,427	$390	$1,817

The fiscal 2017 additions to goodwill are due to the acquisition of Xchanging. The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter. An impairment test is also performed if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At the end of the first three months of fiscal 2017, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below their carrying amount. The Company concluded that there have been no such indicators and, therefore, it was unnecessary to perform an interim goodwill impairment test as of July 1, 2016.

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of July 1, 2016
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$2,414	$1,560	$854
Outsourcing contract costs	834	503	331
Customer and other intangible assets	928	217	711
Total intangible assets	$4,176	$2,280	$1,896

	As of April 1, 2016
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$2,243	$1,531	$712
Outsourcing contract costs	828	494	334
Customer and other intangible assets	485	203	282
Total intangible assets	$3,556	$2,228	$1,328

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total intangible assets amortization was $80 million and $71 million for the three months ended July 1, 2016 and July 3, 2015, respectively. These estimates included reductions of revenue for amortization of outsourcing contract cost premiums of $3 million and $3 million, respectively. Amortization expense related to capitalized software, included within total intangible amortization, was $43 million and $41 million for the three months ended July 1, 2016 and July 3, 2015, respectively. Estimated future amortization expense related to intangible assets as of July 1, 2016 is as follows:

Fiscal year	(in millions)
Remainder of 2017	$285
2018	$315
2019	$287
2020	$245
2021	$196

During the three months ended July 3, 2015, CSC sold certain fully amortized intangible assets to a third party and recorded a $31 million gain on sale as a reduction of cost of sales in its GIS segment. There were no sales of intangible assets to a third party in the first three months of fiscal 2017.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 - Debt

The following is a summary of the Company's debt:

	As of
(in millions)	July 1, 2016	April 1, 2016
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper	$551	$559
Current maturities of long-term debt	84	79
Current maturities of capitalized lease liabilities	65	72
Short-term debt and current maturities of long term debt	$700	$710

Long-term debt, net of current maturities
4.45% term notes, due September 2022	$454	$454
Loan payable, due March 2021	575	575
Loan payable, due January 2019	266	284
Loan payable, due May 2016	—	71
Payable - credit facility, long-term(1)	1,049	395
Lease credit facility, various(2)	58	49
Mandatorily redeemable preferred stock outstanding, due March 2023	61	61
Capitalized lease liabilities	137	141
Borrowings for assets acquired under long-term financing	89	51
Other borrowings	3	4
Long-term debt	2,692	2,085
Less: current maturities of long-term debt	149	151
Long-term debt, net of current maturities	$2,543	$1,934

(1) Borrowings under the $2.9 billion credit facility are classified as short-term debt if the Company intends to repay within 12 months and as long-term debt otherwise.

(2) Drawings under the lease credit facility convert into individual term notes of variable terms up to sixty months, depending on the nature of the underlying equipment being financed. Borrowings under the lease credit facility are classified as short-term debt if the Company intends to repay within 12 months and as long-term debt otherwise.

During the first three months of fiscal 2017, the Company amended its existing $2.5 billion credit facility by expanding its borrowing capacity to $2.9 billion, which was further expanded to $3.0 billion subsequent to July 1, 2016 (see Note 20 Subsequent Events). Additionally, the Company drew down $920 million on the credit facility and repaid $199 million. During the first three months of fiscal 2017, the loan payable due May 2016 was replaced with borrowings under the credit facility.

During the first three months of fiscal 2017, the Company increased the maximum size of its existing European commercial paper program (the ECP Program) from €500 million to €1 billion or its equivalent in alternative currencies. The Company had borrowings of $511 million and repayments of $511 million under the ECP Program during the first three months of fiscal 2017.

Additionally, during the three months ended July 1, 2016, the Company amended its existing master loan and security agreement which reduced the aggregate commitment under our lease credit facility from $250 million to $150 million. The drawdown availability period of the lease credit facility expires November 29, 2016 and, once drawn, converts into individual term notes of varying terms not to exceed 60 months, depending upon the nature of the underlying equipment being financed.

The Company was in compliance with all financial covenants associated with its borrowings as of July 1, 2016.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 - Pension and Other Benefit Plans

The Company sponsors a number of defined benefit plans and defined contribution plans for the benefit of eligible employees. The defined benefit plans comprise primarily pension plans and post-retirement medical benefit plans. The defined contribution plans include the Company's deferred compensation plan for executives and non-employee directors.

Subsequent to the Separation, U.S. pension and other U.S. benefit plans represent an insignificant portion of the Company's pension and other post-retirement benefits. As a result, the disclosures below include the Company's U.S. and non-U.S. pension plans on a global consolidated basis. The net periodic pension benefit included the following components:

	Three months ended
(in millions)	July 1, 2016	July 3, 2015
Service cost	$6	$6
Interest cost	21	23
Expected return on assets	(43)	(45)
Amortization of prior service costs	(5)	(4)
Net periodic pension benefit	$(21)	$(20)

The weighted-average rates used to determine net periodic pension cost were as follows:

	Three months ended
	July 1, 2016	July 3, 2015
Discount or settlement rates	3.1%	3.0%
Expected long-term rates of return on assets	6.3%	6.3%
Rates of increase in compensation levels	2.6%	2.8%

The Company contributed $3 million to the defined benefit pension plans and other post-retirement benefit plans during the first three months of fiscal 2017. The Company expects to contribute an additional $66 million during the remainder of fiscal 2017.

Subsequent to the Separation, CSC had no assets in its other post-retirement benefit plans. The weighted-averages of the assumptions used to determine net periodic post-retirement income were as follows:

	Three months ended
	July 1, 2016	July 3, 2015
Discount or settlement rates	4.1%	3.8%
Rates of increase in compensation levels	3.0%	3.0%

Note 11 - Income Taxes

The Company's effective tax rate (ETR) from continuing operations was 44.4% and 9.7% for the first three months of fiscal 2017 and 2016, respectively. For the first three months of fiscal 2017, the primary drivers of the ETR increase was the global mix of income, and excess tax benefits related to employee share-based payment awards, reduced by non-deductible transaction related costs. The primary driver of the ETR for the first three months of fiscal year 2016 was the global mix of income and the impact of ASU 2016-09.

There were no material changes to uncertain tax positions in the first quarter of fiscal 2017 compared to the fiscal 2016 year-end.

It is reasonably possible that during the next 12 months the Company's liability for uncertain tax positions may change by a significant amount. The IRS is examining the Company's federal income tax returns for fiscal 2008 through 2013. The Company entered into negotiations for a resolution of the fiscal 2008 through 2010 audit through settlement with the IRS

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. The Company has agreed to extend the statute of limitations associated with the audit through March 31, 2017. During the fourth quarter of fiscal 2016, the Company and the IRS reached an agreement in principle as to the settlement terms and the Company remeasured its uncertain tax positions. In addition, the Company may settle certain other tax examinations, have lapses in statute limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position though payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of between $18 million and $49 million, excluding interest, penalties, and tax carryforwards.

Note 12 - Stock Incentive Plans

The Company recognized stock-based compensation expense (benefit) as follows:

	Three months ended
(in millions)	July 1, 2016	July 3, 2015
Cost of services	$6	$(11)
Selling, general and administrative	8	(1)
Total	$14	$(12)
Total, net of tax	$9	$(8)

Stock-based compensation for the first three months of fiscal 2016 was a benefit due to changes in the assumed forfeiture rates in fiscal 2015.

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant-date fair values of stock options granted during the three months ended July 1, 2016 and July 3, 2015 were $12.40 and $20.10 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted-average assumptions:

	Three months ended
	July 1, 2016	July 3, 2015
Risk-free interest rate	1.56%	1.80%
Expected volatility	29%	32%
Expected term (in years)	6.19	6.22
Dividend yield	1.67%	1.39%

As a result of the Separation, most stock awards issued by the Company were modified, including acceleration of vesting of certain awards and the issuance of new CSRA awards under the basket method, whereby awards granted prior to fiscal year 2016 in CSC equity were converted into two awards: an adjusted CSC equity award and a CSRA equity award. In the case of stock options, the number of options and the exercise price were adjusted for the impact of the Separation. The conversions were structured to generally preserve the intrinsic value of the awards immediately prior to the Separation. There was no incremental stock compensation expense recognized as a result of the modification of the awards.

Employee Incentives

The Company currently has two active stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs. As of July 1, 2016, 6,817,452 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of April 1, 2016(1)	5,366,621	$24.83	7.06	$51
Granted	2,055,958	49.25
Exercised	(1,716,447)	21.34		44
Canceled/Forfeited	(187,097)	29.84
Expired	(44,322)	23.19
Outstanding as of July 1, 2016	5,474,713	34.94	8.25	79
Vested and expected to vest in the future as of July 1, 2016	5,346,408	35.04	8.23	77
Exercisable as of July 1, 2016	2,041,272	$23.65	6.21	$53

(1) The amount of the weighted average exercise price and aggregate intrinsic value has been revised to reflect the impact of the Separation.

The total intrinsic value of options exercised during the three months ended July 1, 2016 and July 3, 2015 was $44 million and $18 million, respectively. The cash received from stock options exercised during the three months ended July 1, 2016 and July 3, 2015 was $36 million and $24 million, respectively. As of July 1, 2016, there was $34 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.56 years.

Restricted Stock Units

Information concerning RSUs granted under the Company's stock incentive plans is as follows:

	Number of Shares	Weighted Average Fair Value per share
Outstanding as of April 1, 2016(1)	3,597,999	$29.25
Granted	968,768	47.80
Released/Issued	(356,746)	25.77
Canceled/Forfeited	(232,022)	29.87
Outstanding as of July 1, 2016	3,977,999	$34.04

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

As of July 1, 2016, there was $98 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.33 years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Non-employee Director Incentives

The Company has two stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to non-employee directors upon terms approved by the Company’s Board of Directors. There was no non-employee director incentive activity during the three months ended July 1, 2016. As of July 1, 2016, 124,936 shares of CSC common stock remained available for grant to non-employee directors as RSUs or other stock-based incentives.

Note 13 - Accumulated Other Comprehensive (Loss) Income

The following tables show the changes in accumulated other comprehensive (loss) income, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-retirement Benefit Plans(1)	Accumulated Other Comprehensive Loss
Balance at April 1, 2016	$(399)	$(1)	$289	$(111)
Current-period other comprehensive loss, net of taxes	(50)	(5)	—	(55)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(3)	(3)
Balance at July 1, 2016	$(449)	$(6)	$286	$(169)

(1) Net of transfer to CSRA of $31 million at April 1, 2016.

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Available for Sale Security	Pension and Other Post-Retirement Benefit Plans	Accumulated Other Comprehensive Income
Balance at April 3, 2015	$(316)	$(2)	$—	$339	$21
Current-period other comprehensive income (loss), net of taxes	53	2	6	(1)	60
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	—	(6)	(6)
Balance at July 3, 2015	$(263)	$—	$6	$332	$75

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 - Supplemental Cash Flow

Supplemental cash flow information is provided below.

(in millions)	Three months ended
	July 1, 2016	July 3, 2015
Cash paid for:
Interest	$22	$13
Income taxes, net of refunds	$16	$13

Non-cash activities:
Operating:
Depreciation	$89	$106
Investing:
Capital expenditures in accounts payable and accrued expenses	$45	$45
Capital expenditures through capital lease obligations	$26	$1
Assets acquired under long-term financing	$55	$—
Financing:
Dividends declared but not yet paid	$20	$32

Note 15 - Segment Information

Due to the Separation, on November 27, 2015, North American Public Sector is no longer included as a reportable segment and its results have been reclassified to discontinued operations, net of taxes, for the three months ended July 3, 2015. CSC now operates in two reportable segments, as follows:

•
Global Business Services - GBS provides innovative technology solutions including consulting, applications services and software, which address key business challenges within the customer’s industry. GBS strives to help clients understand and exploit industry trends of IT modernization and virtualization of the IT portfolio (hardware, software, networking, storage and computing assets). GBS has four primary focus areas: industry aligned next-generation software and solutions, end-to-end applications services, consulting services, and big data services. Industry aligned next-generation software and solutions is centered on the insurance, banking, healthcare and life sciences industries, as well as manufacturing and other diversified industries. Activities are primarily related to vertical alignment of software solutions and process-based intellectual property that power mission-critical transaction engines, in addition to the provision of tailored business process services (BPS). Applications services optimize and modernize clients' business and technical environments, enabling clients to capitalize on emerging services such as cloud and mobility as well as big data within new commercial models including "as a Service." The consulting services business helps organizations innovate, transform and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise. Key competitive differentiators for GBS include its global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Changing business issues such as globalization, fast-developing economies, government regulation and growing concerns around risk, security and compliance drive demand for these GBS offerings.

•
Global Infrastructure Services – GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers CSC's next-generation cloud offerings, including Infrastructure as a Service (IaaS), private cloud solutions and Storage as a Service. GIS provides a portfolio of standard offerings that have predictable outcomes and measurable results while reducing business risk and operational costs for clients. To provide clients with differentiated offerings, GIS maintains a select number of key alliance partners to make investments in developing unique offerings and go-to-market strategies. This collaboration helps CSC determine the

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

best technology, develop road maps and enhance opportunities to differentiate solutions, expand market reach, augment capabilities and jointly deliver impactful solutions.

The following table summarizes operating results by reportable segment:

(in millions)	GBS	GIS	Corporate	Total
Three months ended July 1, 2016
Revenues	$1,049	$881	$—	$1,930
Operating income (loss)(1)	$73	$(4)	$(17)	$52
Depreciation and amortization	$36	$114	$16	$166

Three months ended July 3, 2015
Revenues	$919	$885	$—	$1,804
Operating income (loss)(1)	$97	$53	$(6)	$144
Depreciation and amortization	$30	$135	$9	$174

(1) Operating income (loss) is a non-GAAP financial measure which management believes assists investors in comparing the Company's performance across reporting periods on a consistent basis by excluding items that management does not believe are indicative of the Company's core operating performance, and are considered important measures by financial analysts covering CSC and its peers. Operating income (loss) provides useful information to the Company’s management for assessment of the Company’s performance and results of operations and is one of the financial measures utilized to determine executive compensation.

A reconciliation of operating income to (loss) income from continuing operations, before taxes is as follows:

	Three months ended
(in millions)	July 1, 2016	July 3, 2015
Operating income	$52	$144
Corporate G&A	(70)	(57)
Pension & OPEB actuarial & settlement losses	(1)	—
Interest expense	(25)	(30)
Interest income	10	11
Other (expense) income, net	(2)	4
(Loss) income from continuing operations, before taxes	$(36)	$72

Note 16 - Restructuring Costs

The Company recorded $57 million and $0 million of net restructuring costs for the three months ended July 1, 2016 and July 3, 2015, respectively. The costs recorded during the three months ended July 1, 2016 were largely the result of implementing the Fiscal 2017 Plan, as described below.

Of the total $102 million restructuring liability as of July 1, 2016, $98 million is a short-term liability and is included in accrued expenses and other current liabilities and $4 million is included in other liabilities.

Fiscal 2017 Plan

In May 2016, the Company initiated restructuring actions across its business segments in certain areas (Fiscal 2017 Plan). The objective of the Fiscal 2017 Plan is to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The composition of the restructuring liability for the Fiscal 2017 Plan was as follows:

(in millions)	Restructuring liability as of April 1, 2016	Costs expensed in fiscal 2017	Less: costs not affecting restructuring liability(1)	Cash paid	Other(2)	Restructuring liability as of July 1, 2016
Workforce reductions	$—	$59	(6)	$(6)	$(3)	$44

(1) Pension benefit augmentations recorded as a pension liability

(2) Foreign currency translation adjustments

Fiscal 2016 Plan

In September 2015, the Company initiated restructuring actions across its business segments. The objectives of the Fiscal 2016 Plan are to optimize utilization of facilities and rightsize overhead organizations as a result of the Separation.

The composition of the restructuring liability for the Fiscal 2016 Plan was as follows:

(in millions)	Restructuring liability as of April 1, 2016	Costs reversed in fiscal 2017	Cash paid	Restructuring liability as of July 1, 2016
Workforce reductions	$29	$(1)	$(7)	$21
Facilities costs	30	—	(5)	25
	$59	$(1)	$(12)	$46

Fiscal 2015 Plan

In June 2014, the Company initiated restructuring actions across its business segments. The objectives of the Fiscal 2015 Plan were to further reduce headcount in order to align resources to support business needs.

The composition of the restructuring liability for the Fiscal 2015 Plan is as follows:

(in millions)	Restructuring liability as of April 1, 2016	Costs reversed in fiscal 2017	Cash paid(1)	Restructuring liability as of July 1, 2016
Workforce reductions	$29	$(1)	$(17)	$11

(1) Includes $16 million related to fourth quarter fiscal 2015 special restructuring

Fiscal 2013 Plan

The restructuring liability for the Fiscal 2013 Plan was $1 million as of July 1, 2016 and April 1, 2016, respectively. There were no restructuring costs for the Fiscal 2013 Plan accrued during the first three months of fiscal 2017.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restructuring Expense by Segment

The restructuring costs/reversals by segment for the three months ended July 1, 2016 are shown in the table below. There were no restructuring costs during the three months ended July 3, 2015.

Three months ended
(in millions)	July 1, 2016
GBS	$20
GIS	37
Corporate	—
Total	$57

Note 17- Consolidated Variable Interest Entities

On November 2, 2015, CSC entered into a partnership with HCL Technologies Ltd. (HCL) structured as two private limited companies, incorporated in the United Kingdom: CeleritiFinTech Limited and CeleritiFinTech Services Limited. The subsidiaries were formed to operate and further invest in and expand banking products with the combined objective to promote and generate revenues from banking and other customers. CSC holds a 49% membership interest in CeleritiFinTech Limited and a 51% membership interest in CeleritiFinTech Services Limited.
During the three months ended July 1, 2016, results of operations conducted within these entities were not material to the Company's unaudited Condensed Consolidated Statements of Operations. As of July 1, 2016, no assets were pledged by the Company as collateral and there was no additional exposure to the Company for loss due to its involvement with these entities. The assets and liabilities attributable to these entities were not material to the Company's unaudited Condensed Consolidated Balance Sheets.
The Company determined that it is the primary beneficiary of these entities and, as such, follows accounting treatment for variable interest entities that properly meet the criteria for consolidation.

Note 18 - Commitments and Contingencies

Commitments

The Company signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to seven years. If the specified minimums are not met, the Company would have an obligation to pay the service provider all or a portion of the shortfall. Minimum purchase commitments as of July 1, 2016 were $317 million for fiscal 2017, $343 million for fiscal 2018 and $1.2 billion for fiscal 2019 and thereafter.

In the normal course of business, the Company may provide certain clients with financial performance guarantees, which are generally backed by letters of credit or surety bonds. In general, CSC would only be liable for the amounts of these guarantees in the event that its nonperformance permits termination of the related contract by the Company’s client. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. Generally, such guarantees have a one-year term and are renewed annually.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of July 1, 2016:

(in millions)	Fiscal 2017	Fiscal 2018	Fiscal 2019 and thereafter	Total
Surety bonds	$21	$—	$—	$21
Letters of credit	12	2	32	46
Stand-by letters of credit	43	—	17	60
Total	$76	$2	$49	$127

The Company generally indemnifies licensees of its proprietary software products against claims brought by third parties alleging infringement of their intellectual property rights (including rights in patents, with or without geographic limitations), copyrights, trademarks and trade secrets). CSC’s indemnification of its licensees relates to costs arising from court awards, negotiated settlements and the related legal and internal costs of those licensees. The Company maintains the right, at its own costs, to modify or replace software in order to eliminate any infringement. Historically, CSC has not incurred any significant costs related to licensee software indemnification.

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

Prior to the unsealing of the complaint on October 27, 2014, the United States Attorney’s Office for the Southern District of New York investigated the allegations in the qui tam relator’s complaint. That investigation included requests for information to the Company concerning the Company’s databases, software programs and related documents regarding EIP claims submitted by the Company on behalf of New York City. The Company produced documents and information that the government requested and cooperated fully with the government’s investigation regarding this matter at all times. In addition, the Company conducted its own investigation of the matter and openly shared its findings and worked constructively with all parties to resolve the matter. At the conclusion of its investigation, the Company concluded that it had not violated the law in any respect.

On October 27, 2014, the United States Attorney’s Office for the Southern District of New York and the Attorney General for the State of New York filed complaints-in-intervention on behalf of the United States and the State of New York, respectively. The complaints allege that, from 2008 to 2012, the Company and New York City used the automatic defaulting capabilities of a computerized billing system that the Company developed for New York City’s EIP in order to orchestrate a billing fraud against Medicaid and failed to comply with Medicaid requirements regarding submission of claims to private insurance. The New York Attorney General’s complaint also alleges that the Company failed to reimburse Medicaid in certain instances where insurance had paid a portion of the claim. The lawsuits seek damages under the federal False Claims Act, the New York False Claims Act and common law theories in an amount equal to three times the sum of an unspecified amount of damages the United States and New York State allegedly sustained, plus civil penalties together with attorneys’ fees and

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

costs. On January 26, 2015, the Company and the City of New York filed motions to dismiss Forcier’s amended complaint and the federal and state complaints-in-intervention. On April 28, 2016, the Court issued a decision on the motions. The Court dismissed Forcier’s amended complaint, some claims related to allegations of fraudulent defaulting practices and the claims related to the alleged failure to reimburse Medicaid. The Court denied the motions to dismiss claims based on other allegations of fraudulent defaulting practices and the alleged noncompliance with Medicaid requirements to bill private insurance, as well as the claims seeking damages under the common law. The Company believes that the remaining allegations are without merit and intends to vigorously defend itself. The United States and the State of New York have advised the Court that they are considering filing a further amended complaint. Their deadline to do so is August 24, 2016. Defendants’ deadline to answer, or move to dismiss, that amended complaint (if filed) is October 14, 2016.

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

Mr. Pulier filed a motion to dismiss the complaint on May 28, 2015 and an opening brief in support of such motion on July 7, 2015.

The Company and SMI filed a First Amended Complaint on August 6, 2015, adding as defendants TechAdvisors, LLC (TechAdvisors), an entity controlled by Mr. Pulier and Shareholder Representative Services LLC (SRS). In addition to the claims asserted against Mr. Pulier, the First Amended Complaint asserted claims against TechAdvisors for (i) breach of the purchase agreement, (ii) breach of the implied covenant of good faith and fair dealing in the purchase agreement and (iii) fraud. The amended complaint added claims against SRS in its capacity as attorney-in-fact and representative of Mr. Pulier and TechAdvisors for breach of their indemnification obligations in the purchase agreement. Mr. Pulier, SRS and TechAdvisors filed motions to dismiss the First Amended Complaint on August 20, August 31 and September 8, 2015 respectively.

On October 7, 2015, the Company filed its Second Amended Complaint against Mr. Pulier, TechAdvisors and SRS. In addition to the claims asserted against Mr. Pulier, TechAdvisors and SRS in the First Amended Complaint, the Second Amended Complaint asserts claims against SRS in its capacity as attorney-in-fact and representative of the former equityholders of ServiceMesh who are not current employees of CSC for breach of their indemnification obligations in the purchase agreement. The Second Amended Complaint seeks recovery of payments made to Mr. Pulier and TechAdvisors under the purchase agreement, the value of Mr. Pulier’s vested restricted stock units of the Company granted to him under his retention agreement and the full amount of the Earnout Payment, which was approximately $98 million.

Defendants filed motions to dismiss the Second Amended Complaint on November 6, 2015.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On December 17, 2015, the Company entered into a settlement agreement with the majority of the former equityholders of ServiceMesh, as well as SRS acting in its capacity as the agent and attorney-in-fact for the settling equityholders. Pursuant to the settlement agreement, the Company received $16.5 million, which amount was equal to the settling equityholders’ pro rata share of the funds remaining in escrow from the transaction, which was recorded as an offset to selling, general and administrative costs in our Consolidated Statements of Operations for the fiscal year ended April 1, 2016. The Company also moved to dismiss its claims against the settling equityholders and SRS, in its representative capacity for those equityholders. The Court granted the motion to dismiss on January 11, 2016.

On April 29, 2016, the Court orally ruled on Defendants’ motions to dismiss the Second Amended Complaint. It entered an Order granting the same relief on May 9, 2016. The Court largely denied Defendants’ motions and will allow the majority of the Company’s claims against Mr. Pulier, TechAdvisors and SRS to proceed. The Court dismissed the Company’s claim against Mr. Pulier for breach of the implied covenant of good faith and fair dealing in his retention agreement, one alternative factual basis for the Company’s claims for breach of the purchase agreement and fraud and another alternative factual basis for the Company’s claim against Mr. Pulier for fraud.

On May 23, 2016, SRS filed its Answer to the Second Amended Complaint. On June 3, 2016, Mr. Pulier and TechAdvisors filed an Answer and Mr. Pulier filed a Counterclaim against the Company. Mr. Pulier asserts counter-claims for (i) breach of the purchase agreement, (ii) breach of the implied covenant of good faith and fair dealing in the purchase agreement, (iii) fraud, (iv) negligent representation, (v) rescission of the purchase agreement and (vi) breach of his retention agreement. On June 23, 2016, the Company filed a motion to dismiss Mr. Pulier’s counterclaims, and the Company filed its opening brief in support of its motion to dismiss on July 29, 2016. The parties are negotiating the remaining schedule for the briefing of that motion.

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

On July 7, 2016, Mr. Pulier requested advancement from CSC Agility Platform, Inc., as the successor to SMI, for his attorneys’ fees and expenses incurred in connection with criminal and regulatory investigations and prosecutions. CSC Agility Platform is investigating and analyzing that demand.

Strauch et al. Fair Labor Standards Act Class Action

On July 1, 2014, plaintiffs filed Strauch and Colby v. Computer Sciences Corporation in the U.S. District Court for the District of Connecticut, a putative nationwide class action alleging that CSC violated provisions of the Fair Labor Standards Act (FLSA) with respect to system administrators who worked for CSC at any time from June 1, 2011 to the present. Plaintiffs claim that CSC improperly classified its system administrators as exempt from the FLSA and that CSC therefore owes them overtime wages and associated relief available under the FLSA and various statutes, including the Connecticut Minimum Wage Act, the California Unfair Competition Law, California Labor Code, California Wage Order No. 4-2001 and the California Private Attorneys General Act. The relief sought by plaintiffs includes unpaid overtime compensation, liquidated damages, pre- and post-judgment interest, damages in the amount of twice the unpaid overtime wages due and civil penalties.

CSC’s position is that its system administrators have the job duties, responsibilities and salaries of exempt employees and are properly classified as exempt from overtime compensation requirements. CSC’s Motion to Transfer Venue was denied in February 2015.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Plaintiffs filed an amended complaint to add additional plaintiffs and allege violations under Missouri and North Carolina wage and hour laws. We do not believe these additional claims differ materially from those in the original complaint. On June 3, 2016, Plaintiffs filed a motion for Rule 23 class certification of California, Connecticut and North Carolina state-law classes and the Company filed its opposition to the motion on July 15, 2016.

In addition to the matters noted above, the Company is currently party to a number of disputes which involve or may involve litigation. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated under ASC 450 "Contingencies." The Company believes it has appropriately recognized liabilities for any such matters. Regarding other matters that may involve actual or threatened disputes or litigation, the Company, in accordance with the applicable reporting requirements, provides disclosure of such matters for which the likelihood of material loss is at least reasonably possible. The Company assessed reasonably possible losses for all other such pending legal or other proceedings in the aggregate and concluded that the range of potential loss is not material.

The Company also considered the requirements regarding estimates used in the disclosure of contingencies under ASC 275 "Risks and Uncertainties." Based on that guidance, the Company determined that supplemental accrual and disclosure was not required for a change in estimate that involves contingencies because the Company determined that it was not reasonably possible that a change in estimate will occur in the near term. The Company reviews contingencies during each interim period and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

Note 19 - Reconciliation of Previously Reported Amounts

During fiscal 2016, the Company identified certain errors in previously issued financial statements related to income taxes. These errors resulted in adjustments to the unaudited Condensed Consolidated Financial Statements for the three months ended July 3, 2015. The Company considered the guidance in ASC 250-10-S99-2 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” in evaluating the effects of these misstatements on the Company's previously issued financial statements and concluded that the previously issued financial statements were not materially misstated. To correct these misstatements, the Company decreased income from continuing operations by $11 million for the three months ended July 3, 2015.

As described in Note 1 Basis of Presentation the Company adopted ASU 2016-09 in the fourth quarter of fiscal 2016 which requires us to reflect any adjustments as of April 4, 2015, the beginning of the annual period that includes the adoption. As described in Note 4 Divestitures, during fiscal 2016, the Company completed the Separation and reclassified certain financial statement line items to discontinued operations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A reconciliation of the amounts previously reported on Form 10-Q for the first three months of fiscal 2016 to those as adjusted within the accompanying unaudited Condensed Consolidated Statements of Operations is shown in the table below for selected financial amounts:

(in millions)	Three Months Ended July 3, 2015
Condensed Consolidated Statement of Operations (unaudited)	As Previously Reported	Reclassification of Discontinued Operations	Correction of Prior Period Misstatement(1)	Adoption of ASU 2016-09	As Adjusted
Income (loss) from continuing operations, before taxes	$228	$(156)	$—	$—	$72
Income tax (benefit) expense	$64	$(54)	$11	$(14)	$7
Income (loss) from continuing operations	$164	$(102)	$(11)	$14	$65
Income from discontinued operations	$—	$102	$—	$—	$102
Net income (loss)	$164	$—	$(11)	$14	$167
Net income (loss) attributable to CSC common stockholders	$160	$—	$(11)	$14	$163

(1) Reflects the correction of misstatements identified related to previously issued financial statements as described in Note 1 Basis of Presentation.

Note 20 - Subsequent Events

On July 5, 2016, the Company completed the previously announced acquisition of Aspediens. Aspediens is a provider of technology-enabled solutions for the service-management sector and a preferred partner of ServiceNow. With headquarters in Switzerland, Aspediens has operations in Germany, France and Spain. Aspediens will join the CSC ServiceNow practice within Fruition Partners, a CSC company and ServiceNow platform that also includes UXC Keystone, Australia’s ServiceNow practice within UXC, a CSC company.

On July 25, 2016, CSC exercised an option under its revolving credit agreement to incur incremental commitments in an aggregate amount of $100 million. The incurrence of the incremental commitments resulted in an increase in the aggregate outstanding facility size from $2.9 billion to $3.0 billion, of which $2.8 billion matures on January 15, 2021 and $150 million matures on January 15, 2020. In addition, the Company entered into conditional revolver commitments totaling $740 million that are contingent on the closing of its announced merger with the Enterprise Services segment of HPE which will further expand CSC's borrowing capacity to $3.7 billion, if the Company accepts such commitments.

On July 25, 2016, the Company, through its CSC Australia PTY Limited (CSCA) subsidiary, entered into a $100 million AUD term loan credit facility maturing July 2021. The AUD term loan agreement permits the Company to request incremental term loans of up to $175 million AUD, which, if requested by the Company and agreed to by the lenders, would result in a maximum of $275 million AUD in total term facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and assumptions in this quarterly report on Form 10-Q and in the documents attached or incorporated by reference that do not relate to historical facts constitute "forward-looking statements" within the meaning of the Securities Act of 1933 as amended and the Securities Exchange Act of 1934, as amended. These statements represent current assumptions regarding future business and financial performance of CSC, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking information contained in these statements include statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, management's assessment of estimates related to profitability of our long-term contracts and estimates related to impairment of contract-specific assets. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results described. These forward looking statements should be read in conjunction with our Annual Report on Form 10-K for the year ended April 1, 2016 (fiscal 2016 Form 10-K). The reader should also specifically consider the various risks discussed in Part II, Item 1A Risk Factors in this quarterly report on Form 10-Q and Part I, Item 1A Risk Factors in the fiscal 2016 Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements.

Many factors could cause actual results to differ materially from our forward-looking statements regarding the agreement to merge CSC with the Enterprise Services segment of Hewlett Packard Enterprise Company (HPE) including risks relating to the completion of the transaction with respect to anticipated timing, including obtaining shareholder and regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, inability to achieve expected synergies, loss of revenues and delay or business disruption caused by difficulties in integrating the businesses of CSC and Enterprise Services.

GENERAL

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC, we, our, us). This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this report and our fiscal 2016 Form 10-K. The discussion below discusses our financial condition and results of operations as of and for the three months ended July 1, 2016 and the comparable period of the prior fiscal year.

The three primary objectives of this discussion are to:

•	provide a narrative on the financial results, as presented through the eyes of management;

•	enhance the disclosures in the unaudited Condensed Consolidated Financial Statements and related Notes by providing context within which the financial results should be analyzed; and

•	provide information to assist the reader in ascertaining the predictive value of the reported financial results.

To achieve these objectives, management's discussion and analysis is presented with the following sections:

Overview - includes a description of our business, our mission, and our reportable segments

Results of Operations - discusses quarter-over-quarter changes to operating results for the three months ended July 1, 2016 and July 3, 2015; describes the factors affecting revenue on a consolidated and reportable segment basis, including new contracts, acquisitions, divestitures and currency impacts; explains the factors affecting changes in our costs and expenses; and provides non-GAAP financial measures used by management to evaluate our core operating performance on a consistent basis.

Liquidity and Capital Resources - discusses causes of changes in cash flows, describes our liquidity and available capital resources, any off balance sheet arrangements, outstanding contractual obligations and dividends.

Critical Accounting Estimates - details the accounting estimates management considers which require critical judgments and estimates.

OVERVIEW

We are a next-generation global provider of information technology (IT) services and solutions. We help lead our clients through their digital transformations to meet new business demands and customer expectations in a market of escalating complexity, interconnectivity, mobility and opportunity.

Our mission is to enable superior returns on our clients' technology investments through best-in-class vertical industry solutions, domain expertise, strategic partnerships with key technology leaders and global scale. We generally do not operate through exclusive agreements with hardware or software providers and believe this independence enables us to better identify and manage solutions specifically tailored to each client’s needs.

Current and prospective clients are changing how they purchase and consume IT services. Clients today are seeking greater operational agility from their IT services and want to benefit from the insights provided by mobility, social media and big data analytics. At the same time, they continue to seek cost efficiencies by migrating from traditional IT infrastructure to the cloud. We strive to be a trusted IT partner to our clients by addressing these requirements and providing next-generation IT services that include applications modernization, cloud infrastructure, cyber security and big data solutions.

CSC was founded in 1959, incorporated in the state of Nevada and is listed on the New York Stock Exchange under the symbol “CSC.”

We have two reportable segments: Global Business Services and Global Infrastructure Services.

•
GBS provides innovative technology solutions including consulting, applications services and software, which address key business challenges within the customer’s industry. GBS strives to help clients understand and exploit industry trends of IT modernization and virtualization of the IT portfolio (hardware, software, networking, storage and computing assets). GBS has four primary focus areas: industry aligned next-generation software and solutions (IS&S), end-to-end applications services, consulting services, and big data services. Industry aligned next-generation software and solutions is centered on the insurance, banking, healthcare and life sciences industries, as well as manufacturing and other diversified industries. Activities are primarily related to vertical alignment of software solutions and process-based intellectual property that power mission-critical transaction engines, in addition to the provision of tailored BPS. Applications services optimize and modernize clients' business and technical environments, enabling clients to capitalize on emerging services such as cloud and mobility as well as big data within new commercial models including "as a Service." The consulting services business helps organizations innovate, transform and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise. Key competitive differentiators for GBS include its global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Changing business issues such as globalization, fast-developing economies, government regulation and growing concerns around risk, security and compliance drive demand for these GBS offerings.

•
GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers CSC's next-generation cloud offerings, including IaaS, private cloud solutions and Storage as a Service. GIS provides a portfolio of standard offerings that have predictable outcomes and measurable results while reducing business risk and operational costs for clients. To provide clients with differentiated offerings, GIS maintains a select number of key alliance partners to make investments in developing unique offerings and go-to-market strategies. This collaboration helps CSC determine the best technology, develop road maps and enhance opportunities to differentiate solutions, expand market reach, augment capabilities and jointly deliver impactful solutions.

RESULTS OF OPERATIONS

We report our results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first three months of the fiscal year to prevent the fiscal year from moving from an approximate end of March date. Fiscal 2015 was the last year which included the additional week.

During fiscal 2016, we completed the Separation of NPS and merger of NPS with SRA International to form a new publicly traded company: CSRA Inc. As a result of the Separation, the unaudited Condensed Consolidated Statements of Operations and related financial information reflect NPS's operations as discontinued operations for the three months ended July 3, 2015.

The following table is an analysis for select line items of the unaudited Condensed Consolidated Statements of Operations:

	Three months ended
(in millions, except per-share amounts and percentages)	July 1, 2016	July 3, 2015	Change	Percentage Change

Revenues	$1,930	$1,804	$126	7.0%

Total costs and expenses	1,966	1,732	234	13.5%

(Loss) income from continuing operations, before taxes	(36)	72	(108)	(150.0)%
Income tax (benefit) expense	(16)	7	(23)	(328.6)%
(Loss) income from continuing operations	(20)	65	(85)	(130.8)%
Income from discontinued operations, net of taxes	—	102	(102)	(100.0)%
Net (loss) income	$(20)	$167	$(187)	(112.0)%

Diluted (loss) earnings per share:
Continuing operations	$(0.15)	$0.46	$(0.61)	(132.6)%
Discontinued operations	—	0.69	(0.69)	(100.0)%
	$(0.15)	$1.15	$(1.30)	(113.0)%

Contract awards for the three months ended July 1, 2016 were $1.6 billion as compared to $2.2 billion for the comparable period of the prior fiscal year. Contract awards are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include approved option years. Segment awards may not add to total awards due to rounding.

The following discussion contains references that are made on a constant currency basis so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing more meaningful comparisons of operating performance from period to period. Financial results on a constant currency basis are non-GAAP measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This approach is used for results where the functional currency is not the U.S. dollar.

Revenues

Revenues for the GBS and GIS segments were as follows:

	Three months ended
(in millions)	July 1, 2016	July 3, 2015	Change	Percentage Change
GBS	$1,049	$919	$130	14.1%
GIS	881	885	(4)	(0.5)
Total Revenue	$1,930	$1,804	$126	7.0%

The major factors affecting the percentage change in revenues for the three months ended July 1, 2016 compared to the three months ended July 3, 2015 were as follows:

	Increase (Decrease) at Constant Currency	Approximate Impact of Currency Fluctuations	Total
GBS	16.4%	(2.3)%	14.1%
GIS	1.7%	(2.2)%	(0.5)%
Cumulative Net Percentage	9.2%	(2.2)%	7.0%

Global Business Services

GBS segment revenue for the three months ended July 1, 2016 increased $130 million, or 14.1%, as compared to the three months ended July 3, 2015. In constant currency, revenue increased $151 million, or 16.4%. The increase was due to revenue from our recent acquisitions, primarily within our consulting and IS&S businesses, which we are integrating into our existing business. This increase was partially offset by a decrease in revenue from contracts that concluded or were renewed at lower rates, primarily within our applications business. The unfavorable foreign currency impact of $21 million was due to the strengthening of the U.S. dollar against the British pound and other currencies.

GBS had contract awards of approximately $700 million in the first three months of fiscal 2017, as compared to awards of approximately $900 million in the first three months of fiscal 2016.

Global Infrastructure Services

GIS segment revenue for the three months ended July 1, 2016 decreased $4 million, or 0.5%, as compared to the three months ended July 3, 2015. In constant currency, revenue increased $15 million, or 1.7%. The primary driver of the decrease in revenues was a decrease in organic revenues resulting from contracts that concluded as well as contracts renewed under less favorable terms and price-downs. The unfavorable foreign currency impact of $19 million was due to the strengthening of the U.S. dollar against the British pound and other currencies. These decreases were almost entirely offset by revenue increases from new and existing contracts when combined with $75 million of acquisition revenue from our recent acquisitions which we plan to integrate into our existing business.

GIS had contract awards of approximately $900 million in the first three months of fiscal 2017, as compared to the estimated $1.4 billion in the comparable period of fiscal 2016.

Costs and Expenses

Our total costs and expenses were as follows:

	Three months ended
	Amount		Percentage of Revenue		Percentage
(in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015	of Revenue Change
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,421	$1,272	73.6%	70.5%	3.1%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	305	271	15.8	15.0	0.8
Depreciation and amortization	166	174	8.6	9.6	(1.0)
Restructuring costs	57	—	3.0	—	3.0
Interest expense, net	15	19	0.8	1.1	(0.3)
Other expense (income), net	2	(4)	0.1	(0.2)	0.3
Total	$1,966	$1,732	101.9%	96.0%	5.9%

Costs of Services

Costs of services (COS), as a percentage of revenue, excluding depreciation and amortization and restructuring costs increased 3.1% as compared to the same period of the prior fiscal year. The amount of restructuring charges, net of reversals, excluded from COS was $46 million.

The increase in the COS ratio was primarily due to a $31 million non-recurring gain on the sale of certain intangible assets recorded as a reduction of COS in our GIS segment for the three months ended July 3, 2015, not present in the current quarter. The net increase was also impacted by our recent acquisitions.
Selling, General and Administrative

Selling, general and administrative (SG&A) expense, excluding depreciation and amortization, restructuring costs and transaction costs as a percentage of revenue, increased 0.8% as compared to the same period of the prior fiscal year. The increase was due to transaction and integration costs associated with our recent acquisitions and the proposed merger with the Enterprise Services segment of HPE, partially offset by higher revenues. The amount of restructuring charges, net of reversals, excluded from SG&A was $11 million.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue decreased 1.0% due to lower D&A within the GIS segment as a result of reduced capital expenditures and resulting from the sale of contract assets to customers whose contracts had concluded.

Restructuring Costs

In May 2016, we initiated restructuring actions across our business segments in certain areas (the Fiscal 2017 Plan). The objective of the Fiscal 2017 Plan is to realign our cost structure and resources to take advantage of operational efficiencies following recent acquisitions. Total restructuring costs recorded, net of reversals, for the three months ended July 1, 2016 were largely the result of implementing the Fiscal 2017 Plan.

Interest Expense and Interest Income

Interest expense for the three months ended July 1, 2016 was $25 million, as compared to $30 million during the same period of the prior fiscal year. The year-over-year decrease in interest expense was primarily due to an increase in borrowings at lower interest rates than the prior year. There was no significant change in interest income for the three months ended July 1, 2016 as compared to the same period of the prior fiscal year.

Other Expense (Income), Net

Other expense (income), net comprises movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses. Other expense (income), net was $2 million for the three months ended July 1, 2016, an increase in expense of $6 million as compared to $(4) million during the same period of the prior fiscal year. The increase in expense was due to unfavorable movement in exchange rates between the U.S. dollar and the British pound, for which the gain on our economic hedges did not entirely offset the loss on our British pound denominated assets and liabilities being hedged.

Taxes

Our ETR from continuing operations was 44.4% and 9.7% for the first three months ended July 1, 2016 and July 3, 2015, respectively. For the first three months of fiscal 2017, the primary drivers of the ETR increase were the global mix of income, non-deductible transaction costs and excess tax benefits related to employee share-based payment awards. The primary driver of the ETR for the first three months of fiscal 2016 was the global mix of income and excess tax benefits related to employee share-based payment awards.

There were no material changes to uncertain tax positions in the first quarter of fiscal 2017 compared to the fiscal 2016 year-end. It is reasonably possible that during the next 12 months, our liability for uncertain tax positions may change by a significant amount. For further discussion of these uncertain tax positions, please refer to Note 11 Income Taxes.

The India Finance Act of 2015, passed on May 14, 2015, increased the share buyback tax rate to 23.07% and increased the dividend distribution tax rate to 20.36%, among other changes. We use the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our India operations as these earnings are permanently reinvested. While we have no plans to do so, events may occur in the future that could effectively force management to change its intent not to repatriate our India earnings. If we change our intent and repatriate such earnings, a dividend distribution tax or share buyback tax will be incurred. These additional taxes will be recorded as tax expense in the period in which we change our intent.

The Finance Act of 2012 provides for the taxation of indirect foreign investment in India on a retroactive basis. The 2012 Finance Act overrides the Vodafone NL ruling by the Supreme Court of India which held that the Indian Tax Authorities cannot assess capital gains taxes on the sale of shares of non-Indian companies that indirectly own shares in an Indian company. The retroactive nature of these changes in law has been strongly criticized. The 2012 Finance Act has been challenged in the Indian courts. However, there is no assurance that such challenge will be successful. CSC has engaged in the purchase of shares of foreign companies that indirectly own shares of an Indian company and internal reorganizations. The Indian tax authorities may seek to apply the provisions of the 2012 Finance Act to these prior transactions and seek to tax CSC directly or as a withholding agent or representative assessee of the sellers involved in prior acquisitions. We believe the 2012 Finance Act does not apply to these prior acquisitions and we have strong defenses against any claims that might be raised by the Indian tax authorities.

Income from Discontinued Operations

As a result of the Separation, the operations of NPS during fiscal 2016 were separated and are shown as the single line item, discontinued operations, net of taxes on our unaudited Condensed Consolidated Statement of Operations. The $102 million of income from discontinued operations reflects the net income generated by our public sector business during the three months ended July 3, 2015. There have been no divestitures during the first quarter of fiscal 2017, therefore, no discontinued operations are reported for this year's results.

Earnings Per Share

Diluted EPS from continuing operations for the first quarter of fiscal 2017 decreased $0.61 from the same period a year ago due to a 3.1% decrease in our gross margin. In addition, restructuring costs under the Fiscal 2017 Plan decreased EPS by $0.41.

Non-GAAP Financial Measures

We present non-GAAP financial measures because management believes they assist investors in comparing our performance across reporting periods on a consistent basis by excluding items that management does not believe are indicative of our core operating performance. Operating income provides useful information to the Company’s management for assessment of the Company’s performance and results of operations and is one of the financial measures utilized to determine executive compensation. The non-GAAP measures we provide are also considered important measures by financial analysts covering us and our peers. One of the limitations associated with the use of non-GAAP financial measures, as compared to those presented in accordance with GAAP, is that they do not reflect our complete financial results. We compensate for these limitations by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP.

Non-GAAP income from continuing operations is calculated by excluding certain items, which management believes are not indicative of our operating performance. We define operating income as revenue less costs of services, depreciation and amortization expense, restructuring costs and segment selling, general and administrative (G&A) expenses. Operating margin is defined as operating income as a percentage of revenue. Commercial operating income is defined as operating income for the combined GBS and GIS segments. Commercial operating margin is defined as commercial operating income as a percentage of revenue. Operating income, as defined by CSC, excludes corporate G&A, and pension and OPEB actuarial and settlement losses.

Adjusted operating income is computed by excluding from operating income restructuring costs, transaction and integration-related costs, certain CSRA overhead costs, and U.S. Pension and OPEB. Adjusted operating margin is computed as adjusted operating income as a percentage of revenue. Adjusted commercial operating income is computed by excluding from operating income restructuring costs, transaction and integration-related costs, and U.S. Pension and OPEB. Adjusted commercial operating margin is defined as adjusted commercial operating income as a percentage of revenue. We define EBIT as net income less income from discontinued operations, net of taxes; income tax benefit (expense); interest expense and interest income. We define free cash flow as the sum of:

•	operating cash flows,

•	investing cash flows, excluding business acquisitions, dispositions and investments (including short-term investments and purchase or sale of available for sale securities), and

•	payments on capital leases and other long-term asset financings.

Free cash flow is further adjusted for certain infrequently occurring cash flow items, such as:

•	payments for separation and other transaction costs,

•	restructuring payments,

•	SEC settlement-related payments and

•	cash receipts from the sale of accounts receivables

Non-GAAP operating results include:

	Three months ended
(in millions, except percentages)	July 1, 2016	July 3, 2015	Change	Percentage Change
Non-GAAP income from continuing operations	$76	$66	$10	15.2%
Operating income	$52	$144	$(92)	(63.9)%
EBIT	$(21)	$91	$(112)	(123.1)%
Free cash flow	$32	$158	$(126)	(79.7)%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring costs - Reflects restructuring costs related to workforce optimization and real estate charges.

•
Transaction and other integration-related costs - Reflects infrequently occurring costs related to (1) the Separation, (2) proposed merger with the Enterprise Services segment of HPE, and (3) acquisitions.

•
Certain NPS overhead costs - Reflects costs historically allocated to NPS but not included in discontinued operations due to accounting rules. These costs are expected to be largely eliminated on a prospective basis.

•
U.S. Pension and OPEB - Reflects the impact of certain U.S. pension and other post-retirement benefit (OPEB) plans historically included in CSC's financial results that have been transferred to CSRA as part of the Separation.

•	SEC settlement-related items - Reflects costs associated with certain SEC charges and settlements.

•	Tax adjustment - Reflects the adoption of a new accounting standard in fiscal 2016 changing excess tax benefits on stock-based compensation to be recorded as a reduction to income tax expense.

A reconciliation of non-GAAP income from continuing operations to reported results is as follows:

	Three Months Ended July 1, 2016
(in millions, except per-share amounts)	As reported	Restructuring costs	Transaction and integration-related costs	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,421	$—	$—	$1,421
Selling, general and administrative (excludes depreciation and amortization, and restructuring costs)	305	—	(56)	249

(Loss) income from continuing operations, before taxes	(36)	(57)	(70)	91
Income tax (benefit) expense	(16)	(12)	(19)	15
(Loss) income from continuing operations	(20)	(45)	(51)	76

Net (loss) income	(20)	(45)	(51)	76
Less: net income attributable to noncontrolling interest, net of tax	1	—	—	1
Net (loss) income attributable to CSC common stockholders	$(21)	$(45)	$(51)	$75

Effective Tax Rate	44.4%			16.5%

Basic EPS from continuing operations	$(0.15)	$(0.32)	$(0.37)	$0.54
Diluted EPS from continuing operations	$(0.15)	$(0.32)	$(0.36)	$0.53

Weighted average common shares outstanding for:
Basic EPS	138.98	138.98	138.98	138.98
Diluted EPS	138.98	142.43	142.43	142.43

	Three Months Ended July 3, 2015
(in millions, except per-share amounts)	As reported	Certain NPS overhead costs	U.S. Pension and OPEB	Transaction and integration-related costs	SEC settlement-related items	Tax adjustment	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,272	$(17)	$12	$—	$—	$—	$1,267
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	271	(16)	2	(3)	(3)	—	251

Income from continuing operations, before taxes	72	(33)	14	(3)	(3)	—	97
Income tax expense	7	(13)	5	(1)	(1)	(14)	31
Income from continuing operations	65	(20)	9	(2)	(2)	14	66

Net income	167	(20)	9	(2)	(2)	14	168
Less: net income attributable to noncontrolling interest, net of tax	4	—	—	—	—	—	4
Net income attributable to CSC common stockholders	$163	$(20)	$9	$(2)	$(2)	$14	$164

Effective Tax Rate	9.7%						32.0%

Basic EPS from continuing operations	$0.47	$(0.15)	$0.07	$(0.01)	$(0.01)	$0.10	$0.48
Diluted EPS from continuing operations	$0.46	$(0.14)	$0.06	$(0.01)	$(0.01)	$0.10	$0.47

Weighted average common shares outstanding for:
Basic EPS	137.92	137.92	137.92	137.92	137.92	137.92	137.92
Diluted EPS	141.39	141.39	141.39	141.39	141.39	141.39	141.39

A reconciliation of operating income to (loss) income from continuing operations, before taxes is as follows:

	Three months ended
(in millions)	July 1, 2016	July 3, 2015
Operating income	$52	$144
Corporate G&A	(70)	(57)
Pension and OPEB actuarial and settlement losses	(1)	—
Interest expense	(25)	(30)
Interest income	10	11
Other (expense) income, net	(2)	4
(Loss) income from continuing operations, before taxes	$(36)	$72

Reconciliations of operating income to adjusted operating income are as follows:

	Three months ended July 1, 2016
(in millions)	Operating income	Restructuring costs	Transaction and integration-related costs	Adjusted operating income	Adjusted operating margin
Global Business Services	$73	$(20)	$(17)	$110	10.5%
Global Infrastructure Services	(4)	(37)	(18)	51	5.8%
Total Commercial	69	(57)	(35)	161	8.3%
Corporate and Eliminations	(17)	—	—	(17)	—%
Total	$52	$(57)	$(35)	$144	7.5%

	Three months ended July 3, 2015
(in millions)	Operating income	Certain CSRA overhead costs	U.S. Pension and OPEB	Adjusted operating income		Adjusted operating margin
Global Business Services	97	$—	$4	$93	93	10.1%
Global Infrastructure Services	53	—	10	43	43	4.9%
Total Commercial	150	—	14	136	136	7.5%
Corporate and Eliminations	(6)	(18)	—	12	12	—%
Total	$144	$(18)	$14	$148	148	8.2%

A reconciliation of EBIT to net (loss) income is as follows:

	Three months ended
(in millions)	July 1, 2016	July 3, 2015
EBIT	$(21)	$91
Interest expense	(25)	(30)
Interest income	10	11
Income tax benefit (expense)	16	(7)
Income from continuing operations	$(20)	$65
Income from discontinued operations, net of taxes	—	102
Net (loss) income	$(20)	$167

A reconciliation of net cash provided by operating activities to free cash flow is as follows:

	Three months ended
(in millions)	July 1, 2016	July 3, 2015
Net cash provided by operating activities	$50	$362
Net cash used in investing activities(a)	(524)	(84)
Acquisitions, net of cash acquired	423	—
Business dispositions	—	(34)
Payments on capital leases and other long-term asset financings	(45)	(69)
Payments for transaction and integration-related costs	93	11
Restructuring payments	35	19
SEC settlement-related payments	—	186
Sale of NPS accounts receivables	—	(233)
Free cash flow	$32	$158

(a) Excludes capital expenditures financed through CSC Finco and other investments.

Cash Flows

	Three months ended
(in millions)	July 1, 2016	July 3, 2015	Change
Net cash provided by operating activities	$50	$362	$(312)
Net cash used in investing activities	(549)	(84)	(465)
Net cash provided by (used in) financing activities	354	(216)	570
Effect of exchange rate changes on cash and cash equivalents	(33)	39	(72)
Net (decrease) increase in cash and cash equivalents	(178)	101	$(279)
Cash and cash equivalents at beginning of year	1,178	2,098
Cash and cash equivalents at the end of period	$1,000	$2,199

Net cash provided by operating activities for the first three months of fiscal 2017 decreased $312 million from the first three months of fiscal 2016 mainly due to lower net income of $187 million. Additionally, the three months ended July 3, 2015 had several cash movements that did not occur during the first quarter of fiscal 2017. These prior period movements included a cash inflow of $246 million from the sale of NPS' accounts receivable, partially offset by a $190 million settlement payment to the SEC settlement.

Net cash used in investing activities for the first three months of fiscal 2017 was $549 million, an increase in outflows of $465 million compared to the first three months of fiscal 2016. This increase was primarily due to cash outflows of $423 million for the acquisition of Xchanging during the first quarter of fiscal 2017 and cash inflows for the disposition of Welkin Associates Limited of $34 million during the first quarter of fiscal 2016.

Net cash provided by financing activities in the first three months of fiscal 2017 was $354 million, an increase of $570 million compared to the first three months of fiscal 2016. The increase in cash inflows was primarily due to a drawdown of $920 million from the Company's credit facility and an increase in the repayment of long term loans of $51 million during the three months ended July 1, 2016. These increases were partially offset by the payment of $254 million of Xchanging's acquired debt and repayment of $199 million on the Company's credit facility during the first quarter of fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our total liquidity is comprised of cash and cash equivalents plus any borrowing available under our revolving credit facility. As of July 1, 2016, our total liquidity was $2.9 billion, consisting of $1.0 billion of cash and cash equivalents and $1.8 billion available under our revolving credit facility. In addition, we had access to the undrawn balance of $92 million under our $150 million lease credit facility to fund capital expenditures. In the opinion of management, we will be able to meet our liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances and available borrowings as previously detailed. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that we will be able to obtain debt or equity financing on acceptable terms in the future.

Days of sales outstanding in accounts receivable (DSO), which measures how quickly receivables are collected, was 85 days as of July 1, 2016 as compared to 83 days as of April 1, 2016. DSO is calculated as total receivables at the fiscal period end divided by revenue-per-day. Revenue-per-day equals total revenues divided by the number of days in the fiscal period. Total receivables include unbilled receivables but excludes income tax receivables and long-term receivables.

Cash and cash equivalents

Cash and cash equivalents were $1.0 billion as of July 1, 2016, including $689 million of cash and cash equivalents held in subsidiaries outside of the U.S. Cash and cash equivalents decreased $178 million during the first quarter of fiscal 2017 primarily due to the acquisition of Xchanging.

Capitalization ratios

The following table summarizes our capitalization ratios:

	As of
(in millions)	July 1, 2016	April 1, 2016
Total debt	$3,243	$2,644
Cash and cash equivalents	1,000	1,178
Net debt(1)	$2,243	$1,466

Total debt	$3,243	$2,644
Equity	2,229	2,032
Total capitalization	$5,472	$4,676

Debt-to-total capitalization	59.3%	56.5%
Net debt-to-total capitalization(1)	41.0%	31.4%

(1) Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The increase in net debt-to-total capitalization was primarily the result of an $777 million increase in net debt, predominantly from the $654 million increase in our revolving credit facility used to acquire Xchanging. Another driver of the ratio increase was the decrease in cash and cash equivalents previously discussed.

Capital Resources

As of July 1, 2016, we had $3.2 billion of total debt consisting of $0.7 billion of short-term borrowings and current maturities of long-term debt and $2.5 billion of long-term debt. Total debt increased $599 million during the first quarter consisting of a $10 million decrease in short-term borrowings and current maturities of long-term debt and a $609 million increase in long-term debt.

During the first three months of fiscal 2017, we increased the maximum size of our existing European commercial paper program (the ECP Program) from €500 million to €1 billion, or its equivalent, in alternative currencies. We had borrowings of $511 million and repayments of $511 million under the ECP Program during the first three months of fiscal 2017.

During the first three months of fiscal 2017, we amended our existing master loan and security agreement which reduced the aggregate commitment under our lease credit facility from $250 million to $150 million. The drawdown availability period of the lease credit facility expires November 29, 2016 and, once drawn, converts into individual term notes of varying terms not to exceed 60 months, depending upon the nature of the underlying equipment being financed.

During, and subsequent to, the three months ended July 1, 2016, we expanded our borrowing capacity under our revolving credit facility by $480 million resulting in total borrowing capacity of $3 billion. In addition, we entered into conditional revolver commitments totaling $740 million that are contingent on the closing of our announced merger with the Enterprise Services segment of HPE which will further expand our borrowing capacity to $3.7 billion, if we accept such commitments. In addition, one of the existing lenders under the credit agreement elected to extend the maturity date with respect to its commitment to January 15, 2021. As a result, of the total borrowing capacity of $3.0 billion, $2.8 billion matures on January 15, 2021 and $150 million matures on January 15, 2020. During the first three months of fiscal 2017, we drew down $920 million on the revolving credit facility and repaid $199 million. We used a portion of such borrowings to repay the loan payable due May 2016.

Subsequent to the three months ended July 1, 2016, we, through our CSC Australia PTY Limited (CSCA) subsidiary, entered into an $100 million AUD term loan credit facility maturing July 2021, the proceeds of which we intend to use to repay amounts drawn under our revolving credit facility by CSCA. The AUD term loan agreement permits us to request incremental term loans of up to $175 million AUD, which, if requested by us and agreed to by the lenders, would result in a maximum of $275 AUD million in total term facilities.

Dividends

During the first three months of fiscal 2017, we declared quarterly cash dividends to our stockholders of $0.14 per share, or approximately $20 million in the aggregate. We have sufficient liquidity and expect to continue paying quarterly cash dividends, subject to continued approval by our Board of Directors.

Off Balance Sheet Arrangements

As of July 1, 2016, we did not have any off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We have contractual obligations for long-term debt, capital and operating leases, minimum purchase obligations, unrecognized tax positions and other obligations as summarized in our fiscal 2016 Form 10-K. Except as set forth below, there have been no material changes since April 1, 2016.

The following table summarizes our minimum purchase obligations by period as of July 1, 2016, excluding the effects of time value:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Minimum purchase obligations	$277	$603	$462	$451	$1,793

Merger with the Enterprise Services segment of HPE

On May 24, 2016, we announced that our Board of Directors unanimously approved a plan to merge CSC with the Enterprise Services segment of HPE. The strategic combination of the two complementary businesses will create one of the world’s largest pure-play IT services companies, uniquely positioned to lead clients on their digital transformations. The new company is expected to have annual revenues of $26 billion and more than 5,000 clients in 70 countries. The merger is expected to be completed by the end of March 2017, subject to shareholder and regulatory reviews and approvals. Following the transaction, CSC and HPE shareholders each will own approximately 50 percent of the new company’s shares. The transaction is intended to be tax-free to CSC and HPE and their respective shareholders for federal income tax purposes.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. We have identified several critical accounting estimates which are described in management's discussion and analysis included in our fiscal 2016 Form 10-K. The preparation of Consolidated Financial Statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors believed to be reasonable under the circumstances. Many of the estimates made are for contract-specific issues. Changes to estimates or assumptions on a specific contract could result in a material adjustment to the unaudited Condensed Consolidated Financial Statements.

Accounting estimates are considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved and (b) the impact of changes in the estimates and assumptions would have a material effect on the unaudited Condensed Consolidated Financial Statements. Our critical accounting estimates relate to:

•	revenue recognition and cost estimation and recoverability on long term, fixed-price contracts;

•	revenue recognition on software license sales that require significant customization;

•	estimates used to determine deferred income taxes;

•	capitalization of outsourcing contract costs and software development costs;

•	assumptions related to purchase accounting and goodwill;

•	assumptions used to determine retirement benefits, costs and liabilities; and

•	assumptions and estimates used to analyze contingencies and litigation.

For all of these estimates, we caution that future events rarely develop exactly as forecast, and even the best estimates routinely require adjustment. During the three months ended July 1, 2016, there were no changes to our critical accounting estimates from those described in our fiscal 2016 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the sources and effects of our market risk associated with interest rates and foreign currencies reported under Part II, Item 7A of our fiscal 2016 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

"Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of July 1, 2016 to ensure (i) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of July 1, 2016 because of the material weakness described below. Notwithstanding the material weakness, management has concluded that the Company’s unaudited Condensed Consolidated Financial Statements for the periods covered by and included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorization of CSC's management and board members; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on CSC's consolidated financial statements.

As previously disclosed in Item 9A of our fiscal 2016 Form 10-K, management had concluded there was a material weakness in internal controls over financial reporting related to accounting for income taxes. Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 1, 2016. Management determined the Company did not maintain effective controls over the accounting, presentation and disclosure for income taxes, including the income tax provision and related tax assets and liabilities. In particular:

•	Tax analyses were prepared late in the closing process, in part due to changes in information flows related to the implementation of our new financial system

•	Turnover late in the year in the tax function resulted in ineffective reviews which did not detect certain errors

Since these control deficiencies in tax could result in misstatements of the aforementioned financial statement accounts and disclosures, management has determined that these control deficiencies constitute a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the remediation actions that have begun, management concluded that as of July 1, 2016, there has not been sufficient time to resolve the material weakness over financial reporting related to accounting for income taxes. Notwithstanding the identified material weakness, management believes the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States of America.

Remediation Plans

Management is committed to remediating the material weakness in internal control over financial reporting relating to accounting for income tax and have begun the process of executing remediation plans. Specifically, we engaged consultants and external personnel to provide the necessary staffing for proper tax accounting review and for assistance with remediation efforts. In addition, management’s planned actions to further address the material weakness include:

•	Hiring of additional internal personnel dedicated to managing the income tax function to enhance our expertise in determining the appropriate accounting for material and complex tax transactions, and

•	Review of our tax accounting process to identify and implement enhanced tax accounting processes and related internal control procedures.

When all remediation actions have been implemented and in operation for a sufficient period of time, these actions will be tested to determine whether the applicable controls are operating effectively. Management is focused on the remediation of the material weakness related to controls over the accounting for income taxes and expects the remediation efforts to be completed within the current fiscal year. However, there are no assurances that we will successfully remediate this material weakness within the anticipated time frame.

Changes in Internal Controls

During the three months ended July 1, 2016, there were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item may be found in Note 18 Commitments and Contingencies of the notes to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Past performance may not be a reliable indicator of future financial performance. Future performance and historical trends may be adversely affected by the following factors, as well as other variables, and should not be relied upon to project future period results. Except as set forth below, there have been no material changes to the risk factors reported under Part I, Item 1A of our 2016 Form 10-K.

•	Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

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

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), such referendum commonly referred to as “Brexit.” As a result of the referendum, it is expected that the U.K. government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Current uncertainty over whether the U.K. will ultimately leave the E.U., as well as the final outcome of the negotiations between the U.K. and the E.U., may adversely affect our operations and financial results. In addition, the announcement of Brexit caused significant volatility in global stock markets and fluctuations in currency exchange rates.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None during the period covered by this report.

Issuer Purchases of Equity Securities

None during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

3.2	Amended and Restated Bylaws dated as of June 21, 2016 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (filed on June 24, 2016)(file number 161731538))
3.3
Certificate of Amendment to Section 1 of Article III of the Amended and Restated Bylaws, dated July 11, 2016 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed July 15, 2016) (file number 161770105))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file number 081071955))

4.2
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.3
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

4.4
4.450% Senior Note due 2022 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file number 121100352))

10.1
Amendment No. 1 to the Credit Agreement dated October 11, 2013, dated as of April 21, 2016, among the Company, the financial institutions listed therein and Citibank, N.A. as administrative agent (filed herewith)

10.2
Amendment No. 1 to the Credit Agreement dated December 16, 2015, dated as of April 22, 2016, among CSC Computer Sciences UK Holdings Limited, as borrower, the Company, the lenders party thereto and Lloyds Bank plc, as administrative agent (filed herewith)

10.3	Incremental Assumption Agreement, dated as of June 15, 2016, by and among the Company, the incremental lenders party thereto and Citibank, N.A. as administrative agent (filed herewith)
10.4
Amendment No. 2 to the Credit Agreement dated October 11, 2013, dated as of June 21, 2016, among the Company, the financial institutions listed therein, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed June 21, 2016) (file number 161724955))

10.5
Syndicated Facility Agreement, dated July 25, 2016, by and among CSC Australia PTY. Limited and UXC Limited, as borrowers, the Company, as guarantor, the lenders from time to time party thereto and Commonwealth Bank of Australia, as agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed July 28, 2016) (file number 161790719))

31.1	Section 302 Certification of the Chief Executive Officer*
31.2	Section 302 Certification of the Chief Financial Officer*
32.1	Section 906 Certification of Chief Executive Officer*
32.2	Section 906 Certification of Chief Financial Officer*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*
*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Dated:	August 8, 2016	By:	/s/ Paul N. Saleh
		Name:	Paul N. Saleh
		Title:	Executive Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer