Form 10-Q
period 2016-09-30
COMPUTER SCIENCES CORP
filed 2016-11-04
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒ No
140,815,153 shares of Common Stock, par value $1.00 per share, were outstanding on October 24, 2016.

PART I.

ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
(in millions, except per-share amounts)	September 30, 2016	October 2, 2015(1)	September 30, 2016	October 2, 2015(1)
		(as adjusted)		(as adjusted)
Revenues	$1,871	$1,745	3,801	3,549

Costs of services (excludes depreciation and amortization and restructuring costs)	1,363	1,237	2,784	2,509
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	293	269	598	540
Depreciation and amortization	167	168	333	342
Restructuring costs	25	5	82	5
Interest expense	29	29	54	59
Interest income	(8)	(7)	(18)	(18)
Other expense (income), net	3	(3)	5	(7)
Total costs and expenses	1,872	1,698	3,838	3,430

(Loss) income from continuing operations, before taxes	(1)	47	(37)	119
Income tax benefit	(22)	(46)	(38)	(39)
Income from continuing operations	21	93	1	158
Income from discontinued operations, net of taxes	—	84	—	186
Net income	21	177	1	344
Less: net income attributable to noncontrolling interest, net of tax	6	6	7	10
Net income (loss) attributable to CSC common stockholders	$15	$171	$(6)	$334

Earnings (loss) per common share
Basic:
Continuing operations	$0.11	$0.68	$(0.04)	$1.14
Discontinued operations	—	0.56	—	1.28
	$0.11	$1.24	$(0.04)	$2.42
Diluted:
Continuing operations	$0.10	$0.66	$(0.04)	$1.12
Discontinued operations	—	0.55	—	1.24
	$0.10	$1.21	$(0.04)	$2.36

Cash dividend per common share	$0.14	$0.23	$0.28	$0.46

(1) Certain prior year balances were adjusted for certain errors in previously issued financial statements related to income taxes, for the adoption of ASU 2016-09 related to employee stock-based compensation and to give effect to discontinued operations. See Note 19 - Reconciliation of Previously Reported Amounts.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Six months ended
(in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Net Income	$21	$177	$1	$344

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax(1)	44	(110)	(6)	(57)
Cash flow hedges adjustments	14	(14)	9	(12)
Unrealized gain on available for sale equity investment	—	(6)	—	—
Pension and other post-retirement benefit plans, net of tax
Amortization of prior service costs, net of tax(2)	(4)	(6)	(7)	(12)
Foreign currency exchange rate changes	—	—	—	(1)
Pension and other post-retirement benefit plans, net of tax	(4)	(6)	(7)	(13)
Other comprehensive income (loss), net of taxes	54	(136)	(4)	(82)

Comprehensive income (loss)	75	41	(3)	262
Less: comprehensive income attributable to noncontrolling interest, net of taxes	6	6	7	10
Comprehensive income (loss) attributable to CSC common stockholders	$69	$35	$(10)	$252

(1) Tax expense related to foreign currency translation adjustments was $0 and $1, respectively, for the three and six months ended September 30, 2016, and $0 for the three and six months ended October 2, 2015.
(2) Tax benefit related to amortization of prior service costs was $1 and $3, respectively, for the three and six months ended September 30, 2016, and $3 and $6 for the three and six months ended October 2, 2015.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per share and share amounts)	September 30, 2016	April 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,054	$1,178
Receivables, net of allowance for doubtful accounts of $32 and $31	1,893	1,831
Prepaid expenses and other current assets	379	403
Total current assets	3,326	3,412

Intangible assets, net of accumulated amortization of $2,287 and $2,228	1,882	1,328
Goodwill	1,843	1,277
Deferred income taxes, net	327	345
Property and equipment, net of accumulated depreciation of $2,976 and $2,894	984	1,025
Other assets	457	349
Total Assets	$8,819	$7,736

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$794	$710
Accounts payable	281	341
Accrued payroll and related costs	285	288
Accrued expenses and other current liabilities	787	720
Deferred revenue and advance contract payments	537	509
Income taxes payable	17	40
Total current liabilities	2,701	2,608

Long-term debt, net of current maturities	2,506	1,934
Non-current deferred revenue	313	348
Deferred tax liabilities	221	181
Non-current income tax liabilities	184	175
Other liabilities	569	458
Total Liabilities	6,494	5,704

Commitments and contingencies

CSC stockholders' equity:
Preferred stock, par value $1 per share. authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000; issued 151,373,670 and 148,746,672	151	149
Additional paid-in capital	2,515	2,439
(Accumulated deficit) retained earnings	(14)	33
Accumulated other comprehensive loss	(115)	(111)
Treasury stock, at cost, 10,603,537 and 10,365,811 shares	(496)	(485)
Total CSC stockholders’ equity	2,041	2,025
Noncontrolling interest in subsidiaries	284	7
Total Equity	2,325	2,032
Total Liabilities and Equity	$8,819	$7,736

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
(in millions)	September 30, 2016	October 2, 2015(1)
Cash flows from operating activities:
Net income	$1	$344
Adjustments to reconcile net loss income to net cash provided by operating activities:
Depreciation and amortization	339	410
Stock-based compensation	35	7
Gain on dispositions	—	(55)
Unrealized foreign currency exchange loss	90	7
Other non-cash charges, net	—	12
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease in assets	64	176
Decrease in liabilities	(287)	(417)
Net cash provided by operating activities	242	484

Cash flows from investing activities:
Purchases of property and equipment	(143)	(184)
Payments for outsourcing contract costs	(49)	(53)
Software purchased and developed	(78)	(104)
Payments for acquisitions, net of cash acquired	(434)	(236)
Business dispositions	—	34
Proceeds from sale of assets	9	50
Other investing activities, net	(26)	12
Net cash used in investing activities	(721)	(481)

Cash flows from financing activities:
Borrowings of commercial paper	1,163	299
Repayments of commercial paper	(1,058)	(84)
Borrowings under lines of credit	920	1,310
Repayment of borrowings under lines of credit	(529)	(1,150)
Debt borrowings	107	—
Debt repayments	(188)	(461)
Proceeds from stock options	42	45
Taxes paid related to net share settlements of stock-based compensation awards	(12)	(27)
Repurchase of common stock	—	(118)
Dividend payments	(39)	(64)
Other financing activities, net	(30)	(6)
Net cash provided by (used in) financing activities	376	(256)
Effect of exchange rate changes on cash and cash equivalents	(21)	(27)
Net decrease in cash and cash equivalents	(124)	(280)
Cash and cash equivalents at beginning of year	1,178	2,098
Cash and cash equivalents at end of period	$1,054	$1,818

(1) Certain prior year balances were adjusted for certain errors in previously issued financial statements related to income taxes and for the adoption of ASU 2016-09 related to employee stock-based compensation. See Note 19 - Reconciliation of Previously Reported Amounts.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 1, 2016	148,747	$149	$2,439	$33	$(111)	$(485)	$2,025	$7	$2,032
Net (loss) income				(6)			(6)	7	1
Other comprehensive income					(4)		(4)		(4)
Stock based compensation expense			35				35		35
Acquisition of treasury stock						(11)	(11)		(11)
Stock option exercises and other common stock transactions	2,627	2	41				43		43
Cash dividends declared				(39)			(39)		(39)
Noncontrolling interest distributions and other								(11)	(11)
Noncontrolling interest from acquisition								281	281
Divestiture of NPS				(2)			(2)		(2)
Balance at September 30, 2016	151,374	$151	$2,515	$(14)	$(115)	$(496)	$2,041	$284	$2,325

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income	Treasury Stock	Total CSC Equity(1)	Non- Controlling Interest	Total Equity(1)
	Shares	Amount
Balance at April 3, 2015	148,374	$148	$2,286	$928	$21	$(446)	$2,937	$28	$2,965
Net income				334			334	10	344
Other comprehensive income					(82)		(82)		(82)
Stock based compensation expense			6				6		6
Acquisition of treasury stock						(27)	(27)		(27)
Stock option exercises and other common stock transactions	2,053	2	36				38		38
Share repurchase program	(1,943)	(2)	(32)	(84)			(118)		(118)
Cash dividends declared				(64)			(64)		(64)
Noncontrolling interest distributions and other							—	(9)	(9)
Balance at October 2, 2015	148,484	$148	$2,296	$1,114	$(61)	$(473)	$3,024	$29	$3,053

(1) Certain prior year balances were adjusted for certain errors in previously issued financial statements related to income taxes and for the adoption of ASU 2016-09 related to employee stock-based compensation as described in Note 19 - Reconciliation of Previously Reported Amounts.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. As a result, actual results may be different from these estimates. In the opinion of the Company's management, the accompanying unaudited Condensed Consolidated Financial Statements of CSC contain all adjustments necessary, including those of a normal recurring nature, to present fairly the Company's financial position as of September 30, 2016 and April 1, 2016 and its results of operations and cash flows for the three and six months ended September 30, 2016 and October 2, 2015. The results of operations for such interim periods are not necessarily indicative of the results for the full year ending March 31, 2017. Certain prior year amounts have been reclassified to conform to the current year presentation. Intangible assets were combined into a single line on the face of the balance sheet, the details of which continue to be disclosed in Note 8 - Goodwill and Other Intangibles.

During fiscal 2016, the Company adopted Accounting Standards Update (ASU) 2016-09 which, among other elements, requires the excess tax benefits and deficiencies related to employee share-based payment awards and related dividends to be recorded in the statement of operations during the reporting period in which they occur. ASU 2016-09 also requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities, and that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the unaudited Condensed Consolidated Statements of Cash Flows. CSC elected to early adopt ASU 2016-09 in the fourth quarter of fiscal 2016 which requires CSC to reflect any adjustments as of April 4, 2015, the beginning of the annual period that includes the adoption. Amendments requiring recognition of excess tax benefits and tax deficiencies within the unaudited Condensed Consolidated Statements of Operations were adopted prospectively and resulted in the recognition of $2 million, or $0.01 per share, and $16 million, or $0.11 per share, of excess tax benefits within income tax (benefit) expense for the three and six months ended October 2, 2015, respectively. ASU 2016-09 amendments related to presentation within the unaudited Condensed Consolidated Statements of Cash Flows were applied retrospectively, and resulted in the reclassification of $16 million of excess tax benefits related to the settlement of stock-based awards from financing to operating activities, and $27 million of taxes paid related to net share settlements of stock-based compensation awards from operating activities to financing activities for the six months ended October 2, 2015.

The Company reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date.

Separation of NPS

During fiscal 2016, the Company completed the separation of its U.S. public sector business (NPS) (the Separation) and combination of NPS with SRA International to form a new independent publicly traded Company: CSRA Inc. (CSRA). As a result of the Separation, the unaudited Condensed Consolidated Statements of Operations and related financial information reflect NPS's operations as discontinued operations for the first three months of fiscal 2016. However, the cash flows and comprehensive income of NPS have not been segregated and are included in the unaudited Condensed Consolidated Statements of Cash Flows and Statements of Comprehensive Income for the first three months of fiscal 2016. Furthermore, CSC reduced the number of its reportable segments from three to two: Global Infrastructure Services (GIS) and Global Business Services (GBS). Refer to Note 4 - Divestitures and Note 15 - Segment Information for further information.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 - Recent Accounting Pronouncements

New Accounting Standards

During the first six months of fiscal 2017, the Company adopted the following ASUs:

ASU 2015-16, Business Combinations (Topic 805), "Simplifying the Accounting for Measurement Period Adjustments" requires an acquirer in a business combination to account for a measurement-period adjustment during the period in which the amount is determined, instead of retrospectively. CSC adopted this ASU effective April 2, 2016 and the impact on the Company's unaudited Condensed Consolidated Financial Statements was immaterial.

ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," as clarified by ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" (ASU 2015-15), states that debt issuance costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Presentation of fees under line-of-credit (LOC) arrangements had not been specified in ASU 2015-03; as a result ASU 2015-15 was issued. ASU 2015-15 states that the SEC staff would not object to an entity deferring LOC commitment fees as an asset and subsequently amortizing ratably over the term of the underlying LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. CSC adopted both ASUs effective April 2, 2016 and the impact upon the unaudited Condensed Consolidated Financial Statements was immaterial.

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

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In October 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-17, “Consolidation (Topic 810): Interests held through Related Parties that are under Common Control,” which alters how a decision maker needs to consider indirect interests in a variable interest entity held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, “Consolidations (Topic 810): Amendments to the Consolidation Analysis,” adopted by CSC in the first three months of fiscal 2017, which did not have a material impact upon the unaudited Condensed Consolidated Financial Statements. ASU 2016-17 will be effective for CSC in fiscal year 2018 and will be required to be applied retrospectively to all relevant periods in fiscal 2017 when ASU 2015-02 was initially applied. CSC is currently evaluating the impact, if any, that the adoption of ASU 2016-17 may have on its unaudited Condensed Consolidated Financial Statements in future reporting periods.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-entity Asset Transfers of Assets Other than Inventory,” which requires that an entity recognize the tax expense from the sale of intra-entity sales of assets, other than inventory, in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminate in consolidation. ASU 2016-16 will be effective for CSC in fiscal year 2019 and early adoption is permitted. This ASU must be adopted using a modified retrospective method. CSC is currently evaluating the impact that adoption of ASU 2016-16 may have on its unaudited Condensed Consolidated Financial Statements in future reporting periods.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addressed eight cash flow classification issues that have created diversity in practice, providing definitive guidance on classification of certain cash receipts and payments. ASU 2016-15 will be effective for CSC in fiscal year 2019 and early adoption is permitted. This ASU must be adopted retrospectively for all period presented but may be

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

applied prospectively if retrospective application would be impracticable. CSC is currently evaluating the impact that adoption of ASU 2016-15 may have on its unaudited Condensed Consolidated Financial Statements in future reporting periods.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will be effective for CSC in fiscal 2020. This ASU must be adopted using a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. CSC is currently evaluating the impact that the adoption of ASU 2016-13 may have on its unaudited Condensed Consolidated Financial Statements in future reporting periods.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This amendment is intended to increase transparency and comparability among organizations by recognizing virtually all lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 will be effective for CSC in fiscal 2020 and early adoption is permitted. This ASU must be adopted using a modified retrospective transition and provides for certain practical expedients. CSC is currently evaluating the impact that the adoption of ASU 2016-02 may have on its unaudited Condensed Consolidated Financial Statements in future reporting periods.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for CSC in fiscal 2019. This ASU should be applied prospectively to equity investments that exist as of the date of adoption for equity securities without readily determinable fair values. CSC is currently evaluating the impact that adoption of ASU 2016-01 may have on its unaudited Condensed Consolidated Financial Statements in future reporting periods.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which CSC expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of CSC’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require CSC to apply ASU 2014-09 to each prior reporting period presented. The second method would require CSC to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for CSC beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (ASU 2015-14), which was issued by the FASB in August 2015 and extended the original effective date by one year. CSC is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its unaudited Condensed Consolidated Financial Statements in future reporting periods.

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU 2016-08 "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10 "Identifying Performance Obligations and Licensing," issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. Finally, ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. With its evaluation of the impact of ASU 2014-09, CSC will also consider the impact related to the updated guidance provided by these three new ASUs.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other recently issued ASUs effective after October 1, 2016 are not expected to have a material effect on CSC's unaudited Condensed Consolidated Financial Statements in future reporting periods.

Note 3 - Acquisitions

Fiscal 2017 Acquisitions

Aspediens Acquisition

On July 5, 2016, CSC acquired all of the outstanding capital stock of Aspediens, a privately held provider of technology-enabled solutions for the service-management sector and a preferred partner of ServiceNow, for total purchase consideration of $15 million. The acquisition enhances CSC's GBS segment in its ServiceNow practice.

The purchase consideration included cash of $8 million paid at closing, the estimated fair value of contingent consideration as of the acquisition date of $6 million and $1 million being withheld by the Company for one year following the closing of the acquisition as security for potential claims against the seller. The estimated amount of contingent consideration was based on a contractually defined target of Aspediens' revenue growth during two specified periods, as well as other considerations. The preliminary purchase price was allocated to assets acquired and liabilities assumed based upon the current determination of fair values at the date of acquisition, as follows: $9 million to current assets, $9 million to intangible assets other than goodwill, $8 million to current liabilities and $5 million to goodwill. The goodwill is associated with the Company's GBS segment and is not tax deductible. The amortizable lives associated with the intangible assets acquired includes customer relationships which have a ten-year estimated useful life. Transaction costs associated with the acquisition were less than $1 million and are included within selling, general and administrative expenses in the Company's unaudited Condensed Consolidated Statements of Operations.

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

On May 5, 2016, CSC acquired the remaining shares of Xchanging, for a purchase price of $2.76 per share, or approximately $623 million, resulting in total cash consideration paid to and on behalf of the Xchanging shareholders of $693 million (or $492 million net of cash acquired) in the aggregate, which was funded from existing cash balances and borrowings under CSC's credit facility. Subsequent to the acquisition, the Company repaid the $254 million of acquired debt. Transaction costs associated with the acquisition of $17 million are included within selling, general and administrative expenses in the Company's unaudited Condensed Consolidated Statements of Operations. The acquisition will expand CSC's market coverage in the global insurance industry and will enable the Company to offer access to a broader, partner-enriched portfolio of services including property and casualty insurance and wealth management business processing services.

The Company’s purchase price allocation for the Xchanging acquisition is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. During the three months ended September 30, 2016, the Company revised the fair value estimates associated with its acquisition accounting for the Xchanging acquisition consummated on May 5, 2016, that resulted in adjustments to the previously reported allocation of purchase consideration. The adjustments were a result of changes to the original fair value estimates of certain items acquired and are the result of additional information obtained since July 1, 2016 that related to facts and circumstances that existed at the respective acquisition date.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is presented below:

(in millions)	Estimated Fair Value
Cash and cash equivalents	$201
Accounts receivable and other current assets	216
Intangible assets - developed technology	100
Intangible assets - customer relationships	457
Intangible assets - trade names	10
Intangible assets - other	17
Deferred tax asset, long-term	56
Property and equipment and other noncurrent assets	31
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(215)
Deferred revenue and advance contract payments	(71)
Debt	(254)
Deferred tax liability, long-term	(101)
Other long-term liabilities	(117)
Total identifiable net assets acquired	330
Goodwill	644
Noncontrolling interest	(281)
Total estimated consideration	$693

The amortizable lives associated with the intangible assets acquired are as follows:

Description	Estimated Useful Lives (Years)
Developed technology	7-8
Customer relationships	15
Trade names	3-5

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when Xchanging was acquired. The goodwill arising from the acquisition was allocated to the Company's reportable segments based on the relative fair value of the expected incremental cash flows as $612 million to GBS segment and $32 million to GIS segment. The goodwill associated with this acquisition is not deductible for tax purposes.

For the three and six months ended September 30, 2016, Xchanging contributed revenues of $128 million and $209 million, respectively, and income before taxes of $9 million and $13 million, respectively, to CSC's consolidated results. Disclosure of proforma information under ASC Topic 805 "Business Combinations" is impracticable, due to different fiscal year-ends and financial records that are not available in GAAP.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fiscal 2016 Acquisitions

Below is a summary of the Company's prior year acquisitions which were all funded from existing cash balances. Additional details of the transactions were disclosed in CSC's Annual Report on Form 10-K for the year ended April 1, 2016.

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

The acquisition continues CSC’s process of rebalancing its offering portfolio, strengthening CSC’s next-generation delivery model, and expanding its client base around the world. Transaction costs associated with the acquisition of $7 million are included within selling, general and administrative expenses in the Company's unaudited Condensed Consolidated Statements of Operations. The Company’s purchase price allocation for the UXC acquisition is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available. The preliminary allocation of the UXC purchase price was allocated to assets acquired and liabilities assumed based upon the determination of fair value at the date of acquisition as follows: $125 million to current assets, $37 million to noncurrent assets, $91 million to intangible assets other than goodwill, $153 million to current liabilities, $50 million to long-term liabilities and $252 million to goodwill. The amortizable lives associated with the intangible assets acquired includes customer relationships, which have an estimated useful life of ten years; software and trade names, both of which have indefinite lives. The goodwill arising from the acquisition was allocated to both of the Company's reportable segments and is not deductible for tax purposes.

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

Fixnetix Acquisition

On September 24, 2015, CSC acquired Fixnetix, Limited (Fixnetix), a privately held provider of front-office managed trading solutions for capital markets clients, for a total purchase consideration of $112 million ($88 million of cash at closing, net of $1 million of cash acquired and $19 million of contingent consideration). The fair value measurement of remaining contingent consideration as of September 30, 2016 was zero. The acquisition enhanced CSC's ability to offer capital market clients an expanded range of as-a-service front office capabilities and address growing demand for greater efficiency and innovation in trading, market data, hosting, infrastructure, connectivity and risk management.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Note 4 - Divestitures

During fiscal 2016, the Company completed the separation of NPS. As a result, the operating results for NPS were reclassified to discontinued operations. The following table details the components of discontinued operations:

	For the periods ended October 2, 2015
(in millions)	Three months ended	Six months ended
Revenues	$967	$1,924
Costs of services	(733)	(1,487)
Selling, general and administrative	(25)	(41)
Depreciation and amortization	(35)	(68)
Restructuring costs	(1)	(1)
Separation and merger costs	(38)	(53)
Interest expense	(6)	(11)
Other income, net	—	22
Total income from discontinued operations, before income taxes	129	285
Income tax expense	(45)	(99)
Total income from discontinued operations	$84	$186

There was no gain or loss on disposition recognized as a result of the Separation.

The following selected financial information of NPS is included in the unaudited Condensed Consolidated Statements of Cash Flows:

(in millions)	Six months ended October 2, 2015
Depreciation	$57
Amortization	$11
Capital expenditures	$(75)
Significant operating non-cash items:
Net gain on disposition of business	$22
Significant investing non-cash items:
Capital expenditures in accounts payable	$(11)

J. Michael Lawrie currently serves as CSC's Chief Executive Officer and as a member of its Board of Directors. Mr. Lawrie also served as Chairman of the Board of Directors of CSRA from November 27, 2015 until August 9, 2016. During his term on the CSRA Board, CSRA was considered a related party under ASC 850 "Related Party Disclosures."

Implementation of the Separation and CSC's post-Separation relationship with CSRA is governed by several agreements, including a master separation and distribution agreement and intellectual property (IP) matters, real estate matters, tax matters, non-U.S. agency and employee matters agreements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pursuant to the IP matters agreement, which grants CSRA perpetual, royalty-free, non-assignable licenses to certain software products, trademarks and workflow and design methodologies owned by CSC, CSRA agreed to pay CSC an annual net maintenance fee of $30 million per year for each of the five years following the Separation in exchange for maintenance services. Under the IP matters agreement, CSC recognized $7 million and $15 million of related party revenue in its unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2016, respectively. An additional $5 million is included in deferred revenue and advance contract payments on CSC's unaudited Condensed Consolidated Balance Sheets as of September 30, 2016, which will be amortized to revenue over the successive quarter. In addition, CSC is also party to various other commercial agreements with CSRA totaling $13 million and $26 million of revenue during the three and six months ended September 30, 2016, respectively. As of September 30, 2016, related party accounts receivable of $33 million was due from CSRA, including $17 million, net related to the settlement of stock-based compensation awards (see Note 12 - Stock Incentive Plans).

Note 5 - Earnings Per Share

Basic earnings per common share (EPS) and diluted EPS are calculated as follows:

	Three months ended		Six months ended
(in millions, except per-share amounts)	September 30, 2016	October 2, 2015(1)	September 30, 2016	October 2, 2015(1)

Net income attributable to CSC common stockholders
From continuing operations	$15	$93	$(6)	$158
From discontinued operations	—	78	—	176
	$15	$171	$(6)	$334
Common share information:
Weighted average common shares outstanding for basic EPS	140.53	138.30	139.76	138.11
Dilutive effect of stock options and equity awards	3.25	2.55	—	3.16
Weighted average common shares outstanding for diluted EPS	143.78	140.85	139.76	141.27

Earnings per share – basic and diluted:
Basic EPS:
Continuing operations	$0.11	$0.68	$(0.04)	$1.14
Discontinued operations	—	0.56	—	1.28
Total	$0.11	$1.24	$(0.04)	$2.42

Diluted EPS:
Continuing operations	$0.10	$0.66	$(0.04)	$1.12
Discontinued operations	—	0.55	—	1.24
Total	$0.10	$1.21	$(0.04)	$2.36

(1) The Company adopted ASU 2016-09 during the fourth quarter of fiscal 2016, effective as of the beginning of the fiscal year. As a result, weighted average diluted shares outstanding has been adjusted from the amount previously reported for the three and six months ended October 2, 2015 to exclude excess tax benefits from the assumed proceeds in the diluted shares calculations. The adoption of this standard resulted in diluted weighted average shares outstanding of 140.85 million and 141.27 million for the three and six months ended October 2, 2015, respectively, compared to 140.53 million and 140.70 million as calculated under the previous guidance.

For the three months ended September 30, 2016, stock options of 2,038,486 and restricted stock units (RSUs) of 13,690 were excluded from the computation of diluted EPS because they would have been anti-dilutive. For the six months ended September 30, 2016, due to the Company's net loss, stock options of 2,858,277, performance stock units of 1,165,411 and RSUs of 979,647 were excluded from the computation of diluted EPS because inclusion of these amounts would have been

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

anti-dilutive. For the three and six months ended October 2, 2015, stock options of 2,129,266 and 1,756,264, respectively, and RSUs of 149,236 and 219,681, respectively, were excluded from the computation of diluted EPS, which if included, would have been anti-dilutive.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 - Fair Value

Fair value measurements on a recurring basis

The following tables present the Company’s assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis:

		Fair Value Hierarchy
(in millions)	Fair Value	Level 1	Level 2	Level 3
	September 30, 2016
Assets:
Money market funds and money market deposit accounts	$245	$245	$—	$—
Mutual fund investments	25	25	—	—
Derivative instruments	20	—	20	—
Total assets	$290	$270	$20	$—

Liabilities:
Contingent consideration	$6	$—	$—	$6
Derivative instruments	7	—	7	—
Total liabilities	$13	$—	$7	$6

	April 1, 2016
Assets:
Money market funds and money market deposit accounts	$348	$348	$—	$—
Time deposits	1	1	—	—
Available for sale equity investments	66	66	—	—
Derivative instruments	15	—	15	—
Total assets	$430	$415	$15	$—

Liabilities:
Derivative instruments	$11	$—	$11	$—
Total liabilities	$11	$—	$11	$—

The Company's money market funds, money market deposit accounts and time deposits are reported in cash and cash equivalents, mutual fund investments are reported in other assets, and short-term investments, including available for sale securities (which was the Company's investment in Xchanging prior to the completion its acquisition as described in Note 3 - Acquisitions), are included in prepaid expenses and other current assets on the accompanying unaudited Condensed Consolidated Balance Sheets. The balance sheet classifications of the Company's derivative instruments are presented in Note 7 - Derivative Instruments. The fair value of contingent consideration is related to the Company's acquisition of Aspediens (see Note 3 - Acquisitions) and is included in other liabilities. There were no transfers between any of the levels during the periods presented.

Fair value of the mutual fund investments is based on quoted market prices which is a level 1 input.

Financial instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. As of September 30, 2016, the carrying amount of the Company’s long-term debt, excluding capital leases, and the estimated fair value was $2.5 billion. The fair value of long-term debt is estimated based on current interest rates offered to the Company for instruments with similar terms and remaining maturities and classified as Level 2.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company is subject to counterparty risk in connection with its derivative instruments (see Note 7 - Derivative Instruments). With respect to its foreign currency derivatives, as of September 30, 2016 there were six counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is approximately $18 million.

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of September 30, 2016, the Company had $17 million of accounts receivable, $11 million of related allowance for doubtful accounts and $4 million of accounts payable with customers involved in bankruptcy proceedings.

Note 7 - Derivative Instruments

The following table presents the fair values of derivative instruments included in the unaudited Condensed Consolidated Balance Sheets:

	Derivative Assets
		As of
(in millions)	Balance sheet line item	September 30, 2016	April 1, 2016

Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$—	$—
Foreign Currency forward contracts	Prepaid expenses and other current assets	9	3
Total fair value of derivatives designated for hedge accounting		$9	$3

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Prepaid expenses and other current assets	$11	$12
Total fair value of derivatives not designated for hedge accounting		$11	$12

	Derivative Liabilities
		As of
(in millions)	Balance sheet line item	September 30, 2016	April 1, 2016

Derivatives designated for hedge accounting:
Interest rate swaps	Other long-term liabilities	$3	$—
Foreign Currency forward contracts	Accrued expenses and other current liabilities	—	4
Total fair value of derivatives designated for hedge accounting:		$3	$4

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Accrued expenses and other current liabilities	$4	$7
Total fair value of derivatives not designated for hedge accounting		$4	$7

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivatives designated for hedge accounting

Cash flow hedges

As of September 30, 2016, the Company had a series of interest rate swap agreements with a total notional amount of $634 million. These instruments were designated as cash flow hedges of the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted the debt into fixed interest rate debt.

The Company has designated certain foreign currency forward contracts as cash flow hedges, to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of September 30, 2016 was $409 million and the related forecasted transactions extend through March 2019.

For the three months ended September 30, 2016, the Company performed an assessment at the inception of the cash flow hedge transactions that determined all critical terms of the hedging instruments and hedged items match; therefore, there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive loss (OCI) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three months ended September 30, 2016, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of September 30, 2016, approximately $1 million of the existing gains related to the cash flow hedges reported in accumulated OCI are expected to be reclassified into earnings within the next 12 months.

Derivatives not designated for hedge accounting

Total return swaps

During fiscal 2016, the Company had total return swaps derivative contracts (TRS) to manage exposure to market volatility of the notional investments underlying the Company's deferred compensation obligations. For accounting purposes, these TRS are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value and changes in the associated deferred compensation liabilities are recorded in cost of services and selling, general and administrative expenses.

Foreign currency derivatives

The Company manages exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the unaudited Condensed Consolidated Statements of Operations. The notional amount of the foreign currency forward contracts outstanding as of September 30, 2016 was $1.9 billion.

The following table presents the amounts included within (loss) income from continuing operations, before taxes related to derivatives not designated for hedge accounting, net of remeasurement gains and losses:

		Three months ended		Six months ended
(in millions)	Statement of Operations line item	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Total return swaps	Cost of services and Selling, general & administrative expenses	$—	$(3)	$—	$(3)
Foreign currency forwards	Other (expense) income, net	(3)	(2)	(5)	1
Total		$(3)	$(5)	$(5)	$(2)

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other risks

As discussed further in Note 6 - Fair Value, the Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However, for financial reporting purposes it is the Company’s policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties.

Note 8 - Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended September 30, 2016:

(in millions)	GBS	GIS	Total
Goodwill, gross	$1,615	$2,424	$4,039
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of April 1, 2016, net	914	363	1,277

Additions	617	32	649
Foreign currency translation	(81)	(2)	(83)

Goodwill, gross	2,151	2,454	4,605
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of September 30, 2016, net	$1,450	$393	$1,843

The fiscal 2017 additions to goodwill are due to the acquisitions of Xchanging and Aspediens. The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the Company’s annual goodwill impairment assessment as of July 2, 2016, the Company first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude that it is more likely than not that the fair value of any of its reporting units was below their carrying amounts. If the Company determines that it is not more likely than not, then proceeding to step one of the two-step goodwill impairment test is not necessary. The Company chose to bypass the initial qualitative assessment and proceeded directly to the first step of the impairment test for all reporting units. Based on the results of the first step of the impairment test, the Company concluded that the fair value of each reporting unit exceeded its carrying value and therefore the second step of the goodwill impairment test was not required.

At the end of the second quarter of fiscal 2017, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of September 30, 2016.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of September 30, 2016
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$2,409	$1,589	$820
Outsourcing contract costs	788	459	329
Customer and other intangible assets	972	239	733
Total intangible assets	$4,169	$2,287	$1,882

	As of April 1, 2016
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$2,243	$1,531	$712
Outsourcing contract costs	828	494	334
Customer and other intangible assets	485	203	282
Total intangible assets	$3,556	$2,228	$1,328

Total intangible assets amortization was $82 million and $70 million for the three months ended September 30, 2016 and October 2, 2015, respectively. These estimates included reductions of revenue for amortization of outsourcing contract cost premiums of $3 million and $3 million, respectively. Amortization expense related to capitalized software, included within total intangible amortization, was $38 million and $40 million for the three months ended September 30, 2016 and October 2, 2015, respectively.

Total intangible assets amortization was $162 million and $140 million for the six months ended September 30, 2016 and October 2, 2015, respectively. These estimates included reductions of revenue for amortization of outsourcing contract cost premiums of $6 million and $6 million, respectively. Amortization expense related to capitalized software, included within total intangible amortization, was $81 million and $82 million for the six months ended September 30, 2016 and October 2, 2015, respectively.

Estimated future amortization related to intangible assets as of September 30, 2016 is as follows:

Fiscal year	(in millions)
Remainder of 2017	$195
2018	$323
2019	$296
2020	$261
2021	$205

During the six months ended October 2, 2015, CSC sold certain fully amortized intangible assets to a third party and recorded a $31 million gain on sale as a reduction of cost of sales in its GIS segment. There were no sales of intangible assets to a third party during the first six months of fiscal 2017.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 - Debt

The following is a summary of the Company's debt:

	As of
(in millions)	September 30, 2016	April 1, 2016
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper	$669	$559
Current maturities of long-term debt	76	79
Current maturities of capitalized lease liabilities	49	72
Short-term debt and current maturities of long term debt	$794	$710

Long-term debt, net of current maturities
4.45% term notes, due September 2022	$454	$454
Loan payable, due July 2021	76	—
Loan payable, due March 2021	568	575
Loan payable, due January 2019	259	284
Loan payable, due May 2016	—	71
Payable - credit facility, long-term(1)	960	395
Lease credit facility, various	68	49
Mandatorily redeemable preferred stock outstanding, due March 2023	61	61
Capitalized lease liabilities	114	141
Borrowings for assets acquired under long-term financing	69	51
Other borrowings	2	4
Long-term debt	2,631	2,085
Less: current maturities of long-term debt	125	151
Long-term debt, net of current maturities	$2,506	$1,934

(1) Classified as short-term if the Company intends to repay within 12 months and as long-term otherwise.

During the three months ended July 1, 2016, the Company amended its existing credit facility by expanding its borrowing capacity to $2.9 billion, which was further expanded to $3.0 billion during the three months ended September 30, 2016. In addition, the Company entered into conditional revolver commitments totaling $740 million that are contingent upon the closing of its announced merger with the Enterprise Services segment of Hewlett Packard Enterprise Company (HPE) which will further expand CSC's borrowing capacity to $3.7 billion. During the three months ended September 30, 2016 the Company received commitments to extend the maturity date of the credit facility. As a result, $2.8 billion of the commitments under the credit agreement will mature during 2022, $70 million will mature during 2021 and $70 million will mature during 2020. The Company drew down $920 million on the credit facility and repaid $275 million during the first six months of fiscal 2017. Additionally, the Company repaid $254 million of acquired credit facility borrowings related to its acquisition of Xchanging (see Note 3 - Acquisitions). During the three months ended July 1, 2016, the loan payable due May 2016 was replaced with borrowings under the credit facility.

During the three months ended July 1, 2016, the Company increased the maximum size of its existing European commercial paper program (the ECP Program) from €500 million to €1 billion or its equivalent in alternative currencies. The Company had borrowings of $1.2 billion and repayments of $1.1 billion under the ECP Program during the first six months of fiscal 2017. Additionally, during the three months ended July 1, 2016, the Company amended its existing master loan and security agreement, which reduced the aggregate commitment under its lease credit facility from $250 million to $150 million. The drawdown availability period of the lease credit facility expires November 29, 2016 and, once drawn, converts into individual term notes of varying terms up to 60 months, depending upon the nature of the underlying equipment being financed. Borrowings under the lease credit facility are classified as short-term if the Company intends to repay within 12 months and as long-term otherwise.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended September 30, 2016, the Company, through its CSC Australia PTY Limited (CSCA) subsidiary, entered into an AUD $100 million term loan credit facility maturing July 2021, the proceeds of which were used to repay amounts drawn under the revolving credit facility by CSCA. The AUD term loan agreement permits the Company to request incremental term loans of up to AUD $175 million, which, if requested by the Company and agreed to by the lenders, would result in a maximum of AUD $275 million in total term facilities.

The Company was in compliance with all financial covenants associated with its borrowings as of September 30, 2016.

Note 10 - Pension and Other Benefit Plans

The Company sponsors a number of defined benefit plans for the benefit of eligible employees. The defined benefit plans comprise primarily pension plans and post-retirement medical benefit plans.

Subsequent to the Separation, U.S. pension and other U.S. benefit plans represent an insignificant portion of the Company's pension and other post-retirement benefits. As a result, the disclosures below include the Company's U.S. and non-U.S. pension plans on a global consolidated basis. The net periodic pension benefit included the following components:

	Three months ended		Six months ended
(in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Service cost	5	7	$11	$13
Interest cost	21	24	42	47
Expected return on assets	(40)	(46)	(83)	(91)
Amortization of prior service costs	(4)	(6)	(9)	(10)
Net periodic pension benefit	$(18)	$(21)	$(39)	$(41)

The weighted-average rates used to determine net periodic pension cost for the three and six months ended September 30, 2016 and October 2, 2015 were as follows:

	September 30, 2016	October 2, 2015
Discount or settlement rates	3.1%	3.0%
Expected long-term rates of return on assets	6.3%	6.3%
Rates of increase in compensation levels	2.6%	2.8%

The Company contributed $7 million and $10 million to the defined benefit pension plans during the three and six months ended September 30, 2016, respectively. The Company expects to contribute an additional $44 million during the remainder of fiscal 2017.

Note 11 - Income Taxes

Income tax benefit for the second quarter and first half of fiscal 2017 was $22 million and $38 million, respectively, compared with income tax benefit for the second quarter and first half of fiscal 2016 of $46 million and $39 million, respectively. For the three and six months ended September 30, 2016, the primary drivers of the income tax benefit were the global mix of income, release of a valuation allowance in a non-U.S. jurisdiction and excess tax benefits related to employee share-based payment awards. The primary drivers of the income tax benefit for the second quarter and first half of 2016 were the global mix of income, excess benefits related to employee share-based payment awards and the release of the reserve for an uncertain tax position following the closure of an audit in a non-U.S. jurisdiction.

There were no material changes to uncertain tax positions during the first six months of fiscal 2017 compared to the fiscal 2016 year-end.

It is reasonably possible that during the next 12 months the Company's liability for uncertain tax positions may change by a significant amount. In addition, the Company may settle certain other tax examinations, have lapses in statute limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position through payment. The Company believes the outcomes which are reasonably possible within the next 12 months may result in a reduction in liability for uncertain tax positions of between $18 million and $48 million, excluding interest, penalties, and tax carryforwards.

Note 12 - Stock Incentive Plans

The Company recognized stock-based compensation expense (benefit) as follows:

	Three months ended		Six months ended
(in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Cost of services	$7	$8	$12	$(3)
Selling, general and administrative	14	11	23	10
Total	$21	$19	$35	$7
Total, net of tax	$15	$12	$24	$4

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant-date fair values of stock options granted during the six months ended September 30, 2016 and October 2, 2015 were $12.41 and $20.03 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted-average assumptions:

	Six months ended
	September 30, 2016	October 2, 2015
Risk-free interest rate	1.55%	1.80%
Expected volatility	29%	32%
Expected term (in years)	6.19	6.20
Dividend yield	1.66%	1.39%

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

Employee Incentives

The Company currently has two active stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs. As of September 30, 2016, 6,636,475 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of April 1, 2016(1)	5,366,621	$24.83	7.06	$51
Granted	2,109,337	49.17
Exercised	(2,055,901)	21.26		54
Canceled/Forfeited	(292,078)	33.33
Expired	(46,949)	23.31
Outstanding as of September 30, 2016	5,081,030	35.90	8.13	83
Vested and expected to vest in the future as of September 30, 2016	4,740,073	35.34	8.04	80
Exercisable as of September 30, 2016	1,726,123	$24.28	5.97	$49

(1) The amount of the weighted average exercise price and aggregate intrinsic value has been revised to reflect the impact of the Separation.

The total intrinsic value of options exercised during the six months ended September 30, 2016 and October 2, 2015 was $54 million and $27 million, respectively. The cash received from stock options exercised during the six months ended September 30, 2016 and October 2, 2015 was $42 million and $45 million, respectively. As of September 30, 2016, there was $32 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.36 years.

Restricted Stock Units

Information concerning RSUs granted under the Company's stock incentive plans is as follows:

	Number of Shares	Weighted Average Fair Value per share
Outstanding as of April 1, 2016(1)	3,597,999	$29.25
Granted	1,143,863	47.64
Released/Issued	(534,331)	26.40
Canceled/Forfeited	(306,960)	31.14
Outstanding as of September 30, 2016	3,900,571	$34.88

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

As of September 30, 2016, there was $90 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.19 years.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Non-employee Director Incentives

The Company has one stock incentive plan that authorize the issuance of stock options, restricted stock and other stock-based incentives to non-employee directors upon terms approved by the Company’s Board of Directors. As of September 30, 2016, 93,136 shares of CSC common stock remained available for grant to non-employee directors as RSUs or other stock-based incentives.

Information concerning RSUs granted to non-employee directors is as follows:

	Number of Shares	Weighted Average Fair Value per share
Outstanding as of April 1, 2016(1)	89,046	$27.00
Granted	33,600	47.35
Released/Issued	(30,900)	29.06
Canceled/Forfeited	(4,800)	30.31
Outstanding as of September 30, 2016	86,946	$33.95

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

Note 13 - Accumulated Other Comprehensive (Loss) Income

The following tables show the changes in accumulated other comprehensive (loss) income, net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-Retirement Benefit Plans(1)	Accumulated Other Comprehensive Loss
Balance at April 1, 2016	$(399)	$(1)	$289	$(111)
Current-period other comprehensive loss, net of taxes	(6)	9	—	3
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(7)	(7)
Balance at September 30, 2016	$(405)	$8	$282	$(115)

(1) Balance at April 1, 2016 is net of transfer to CSRA of $31 million.

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-Retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 3, 2015	$(316)	$(2)	$339	$21
Current-period other comprehensive loss, net of taxes	(57)	(12)	(1)	(70)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(12)	(12)
Balance at October 2, 2015	$(373)	$(14)	$326	$(61)

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 - Supplemental Cash Flow

Supplemental cash flow information is provided below.

(in millions)	Six months ended
	September 30, 2016	October 2, 2015
Cash paid for:
Interest	$52	$67
Income taxes, net of refunds	$25	$38

Non-cash activities:
Operating:
Depreciation	$177	$208
Investing:
Capital expenditures in accounts payable and accrued expenses	$28	$58
Capital expenditures through capital lease obligations	$22	$24
Assets acquired under long-term financing	$67	$—
Financing:
Dividends declared but not yet paid	$19	$32

Note 15 - Segment Information

CSC's reportable segments are strategic business units that offer different products and services and whose operating results are regularly reviewed by CSC's chief operating decision maker which is the Chief Executive Officer. Due to the Separation, on November 27, 2015, North American Public Sector is no longer included as a reportable segment and its results have been reclassified to discontinued operations, net of taxes, for the three and six months ended October 2, 2015. CSC now operates in two reportable segments, as follows:

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

•
Global Infrastructure Services - GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers CSC's next-generation cloud offerings, including Infrastructure as a Service (IaaS), private cloud solutions and Storage as a Service. GIS provides a portfolio of standard offerings that have predictable outcomes and measurable results while reducing business risk and operational costs for clients. To provide clients with differentiated offerings, GIS maintains a select number of key alliance partners to make

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

investments in developing unique offerings and go-to-market strategies. This collaboration helps CSC determine the best technology, develop road maps and enhance opportunities to differentiate solutions, expand market reach, augment capabilities and jointly deliver impactful solutions.

The following tables summarize operating results regularly provided to the chief operating decision maker by reportable segment and a reconciliation to our unaudited Condensed Consolidated Financial Statements:

(in millions)	GBS	GIS	Corporate	Total
Three months ended September 30, 2016
Revenues	$1,035	$836	$—	$1,871
Consolidated segment operating income	$83	$26	$(11)	$98
Depreciation and amortization	$41	$110	$16	$167

Three months ended October 2, 2015
Revenues	$891	$854	$—	$1,745
Consolidated segment operating income	$101	$64	$(35)	$130
Depreciation and amortization	$30	$128	$10	$168

(in millions)	GBS	GIS	Corporate	Total
Six months ended September 30, 2016
Revenues	$2,084	$1,717	$—	$3,801
Consolidated segment operating income	$156	$22	$(28)	$150
Depreciation and amortization	$77	$224	$32	$333

Six months ended October 2, 2015
Revenues	$1,810	$1,739	$—	$3,549
Consolidated segment operating income	$198	$117	$(41)	$274
Depreciation and amortization	$60	$263	$19	$342

A reconciliation of consolidated segment operating income to (loss) income from continuing operations, before taxes is as follows:

	Three months ended		Six months ended
(in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Consolidated segment operating income	$98	$130	$150	$274
Corporate G&A	(75)	(64)	(145)	(121)
Pension & OPEB actuarial & settlement losses	—	—	(1)	—
Interest expense	(29)	(29)	(54)	(59)
Interest income	8	7	18	18
Other (expense) income, net	(3)	3	(5)	7
(Loss) income from continuing operations, before taxes	$(1)	$47	$(37)	$119

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16 - Restructuring Costs

The Company recorded $25 million and $5 million of net restructuring costs for the three months ended September 30, 2016 and October 2, 2015, respectively. For the six months ended September 30, 2016 and October 2, 2015, the Company recorded $82 million and $5 million, respectively. The costs recorded during the three and six months ended September 30, 2016 were largely the result of implementing the Fiscal 2017 Plan, as described below.

The composition of restructuring costs by financial statement line item is as follows:

	Three months ended		Six months ended
(in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Costs of services	$29	$(2)	$75	$(2)
Selling, general and administrative	(4)	7	7	7
Total	$25	$5	$82	$5

Of the total $103 million restructuring liability as of September 30, 2016, $96 million is a short-term liability and is included in accrued expenses and other current liabilities and $7 million is included in other liabilities.

Fiscal 2017 Plan

In May 2016, the Company initiated restructuring actions across its business segments in certain areas (Fiscal 2017 Plan). The objective of the Fiscal 2017 Plan is to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions.

The composition of the restructuring liability for the Fiscal 2017 Plan was as follows:

(in millions)	Restructuring liability as of April 1, 2016	Costs expensed in fiscal 2017	Less: costs not affecting restructuring liability(1)	Cash paid	Other(2)	Restructuring liability as of September 30, 2016
Workforce reductions	$—	$81	(6)	$(21)	$—	$54
Facilities costs	—	3	—	—	—	3
	$—	$84	$(6)	$(21)	$—	$57

(1) Pension benefit augmentations recorded as a pension liability

(2) Foreign currency translation adjustments

Fiscal 2016 Plan

In September 2015, the Company initiated restructuring actions across its business segments. The objectives of the Fiscal 2016 Plan are to optimize utilization of facilities and rightsize overhead organizations as a result of the Separation.
The composition of the restructuring liability for the Fiscal 2016 Plan was as follows:

(in millions)	Restructuring liability as of April 1, 2016	Costs reversed in fiscal 2017	Cash paid	Restructuring liability as of September 30, 2016
Workforce reductions	$29	$—	$(11)	$18
Facilities costs	30	(1)	(10)	19
	$59	$(1)	$(21)	$37

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fiscal 2015 Plan

In June 2014, the Company initiated restructuring actions across its business segments. The objectives of the Fiscal 2015 Plan were to further reduce headcount in order to align resources to support business needs.

The composition of the restructuring liability for the Fiscal 2015 Plan is as follows:

(in millions)	Restructuring liability as of April 1, 2016	Costs reversed in fiscal 2017	Cash paid(1)	Restructuring liability as of September 30, 2016
Workforce reductions	$29	$(1)	$(19)	$9

(1) Includes $0 million related to fourth quarter fiscal 2015 special restructuring

Restructuring Expense by Segment

The restructuring costs net of reversals by segment are shown in the table below.

	Three months ended		Six months ended
(in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
GBS	$2	$4	$22	$4
GIS	23	1	60	1
Corporate	—	—	—	—
Total	$25	$5	$82	$5

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
During the three and six months ended September 30, 2016, results of operations conducted within these entities were not material to the Company's unaudited Condensed Consolidated Statements of Operations. As of September 30, 2016, no assets were pledged by the Company as collateral and there was no additional exposure to the Company for loss due to its involvement with these entities. The assets and liabilities attributable to these entities were not material to the Company's unaudited Condensed Consolidated Balance Sheets.
The Company determined that it is the primary beneficiary of these entities and, as such, follows accounting treatment for variable interest entities that properly meet the criteria for consolidation.

Note 18 - Commitments and Contingencies

Commitments

The Company has entered into long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to seven years. If the specified minimums are not met, the Company would have

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

an obligation to pay the service provider all or a portion of the shortfall. Minimum purchase commitments as of September 30, 2016 were as follows:

(in millions)	Minimum purchase commitment
2017	$133
2018	283
2019 and thereafter	1,181
Total	$1,597

In the normal course of business, the Company may provide certain clients with financial performance guarantees, which are generally backed by letters of credit or surety bonds. In general, CSC would only be liable for the amounts of these guarantees in the event that its nonperformance permits termination of the related contract by the Company’s client. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its unaudited Condensed Consolidated Statements of Operations or Balance Sheets.

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations towards these policies. Generally, such guarantees have a one-year term and are renewed annually.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of September 30, 2016:

(in millions)	Fiscal 2017	Fiscal 2018	Fiscal 2019 and thereafter	Total
Surety bonds	$10	$10	$—	$20
Letters of credit	11	3	33	47
Stand-by letters of credit	40	4	18	62
Total	$61	$17	$51	$129

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The United States and the State of New York each filed amended complaints-in-intervention on September 6, 2016. The amended complaints include the claims that the Court declined to dismiss in its April 28, 2016 decision. The amended complaints also assert new claims based on allegations related to the compensation provisions of the Company’s contract with New York City. Finally, the amended complaint of the United States reasserts some of the previously-dismissed claims related to allegations of fraudulent defaulting practices, though the United States has indicated that it does not intend to pursue these claims at trial and included them only to preserve them for appeal. The Company believes that the allegations in these amended complaints are without merit and intends to vigorously defend itself. Defendants’ deadline to answer, or move to dismiss, the amended complaints is November 9, 2016.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Mr. Pulier, SRS and TechAdvisors filed motions to dismiss the First Amended Complaint on August 20, August 31 and September 8, 2015, respectively.

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

On April 29, 2016, the Court orally ruled on Defendants’ motions to dismiss the Second Amended Complaint. It entered an Order granting the same relief on May 9, 2016. The Court largely denied Defendants’ motions and allowed the majority of the Company’s claims against Mr. Pulier, TechAdvisors and SRS to proceed. The Court dismissed the Company’s claim against Mr. Pulier for breach of the implied covenant of good faith and fair dealing in his retention agreement, one alternative factual basis for the Company’s claims for breach of the purchase agreement and fraud and another alternative factual basis for the Company’s claim against Mr. Pulier for fraud.

On May 23, 2016, SRS filed its Answer to the Second Amended Complaint. On June 3, 2016, Mr. Pulier and TechAdvisors filed an Answer and Mr. Pulier filed a Counterclaim against the Company. Mr. Pulier asserted counter-claims for (i) breach of the purchase agreement, (ii) breach of the implied covenant of good faith and fair dealing in the purchase agreement, (iii) fraud, (iv) negligent representation, (v) rescission of the purchase agreement and (vi) breach of his retention agreement. On June 23, 2016, the Company filed a motion to dismiss Mr. Pulier’s counterclaims.

On September 22, 2016, Mr. Pulier filed an Amended Counterclaim against the Company. In addition to the claims asserted by Mr. Pulier in his Original Counterclaim, the Amended Counterclaim alleges that the Company violated California’s “Blue Sky” corporate securities law in connection with granting restricted stock units to Mr. Pulier.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company filed a motion to dismiss Mr. Pulier’s Amended Counterclaim on September 29, 2016, and a brief in support of its motion to dismiss on October 14, 2016. Also on October 14, 2016, the Company filed a motion for partial summary judgment and a brief in support thereof. The motion for partial summary judgment seeks an order requiring SRS to release from escrow funds in the amount of $795,540.45, an amount equal to the legal and investigative costs incurred by the Company in investigating and responding to claims by a former employee and equityholder of SMI, plus pre- and post-judgment interest. The Court will hold a hearing on the Company’s motion to dismiss and motion for partial summary judgment on December 16, 2016.

Additionally, on February 17, 2016, Mr. Pulier filed a complaint against the Company and its subsidiary - CSC Agility Platform, Inc., formerly known as SMI - seeking advancement of his legal fees and costs in the case described above. The summary proceeding is in the Court of Chancery of the State of Delaware (C.A. No. 12005-CB). On May 12, 2016, the Court ruled that the Company is not liable to advance legal fees and costs to Mr. Pulier because he was not an officer or director of the Company, but that its subsidiary - as the successor to SMI - is liable for advancing 80% of Mr. Pulier’s fees and costs in the underlying action. The Court entered an Order granting the same relief on May 27, 2016. On July 7, 2016, Mr. Pulier requested advancement from CSC Agility Platform, Inc., as the successor to SMI, for his attorneys’ fees and expenses incurred in connection with criminal and regulatory investigations and prosecutions. CSC Agility Platform, Inc. is investigating and analyzing that demand.

Strauch et al. Fair Labor Standards Act Class Action

On July 1, 2014, plaintiffs filed Strauch and Colby v. Computer Sciences Corporation in the U.S. District Court for the District of Connecticut, a putative nationwide class action alleging that CSC violated provisions of the Fair Labor Standards Act (FLSA) with respect to system administrators who worked for CSC at any time from June 1, 2011, to the present. Plaintiffs claim that CSC improperly classified its system administrators as exempt from the FLSA and that CSC therefore owes them overtime wages and associated relief available under the FLSA and various statutes, including the Connecticut Minimum Wage Act, the California Unfair Competition Law, California Labor Code, California Wage Order No. 4-2001 and the California Private Attorneys General Act. The relief sought by plaintiffs includes unpaid overtime compensation, liquidated damages, pre- and post-judgment interest, damages in the amount of twice the unpaid overtime wages due and civil penalties.

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

Plaintiffs filed an amended complaint to add additional plaintiffs and allege violations under Missouri and North Carolina wage and hour laws. We do not believe these additional claims differ materially from those in the original complaint. On June 3, 2016, Plaintiffs filed a motion for Rule 23 class certification of California, Connecticut and North Carolina state-law classes. The Company filed its opposition to the motion on July 15, 2016, and Plaintiffs filed their reply on August 12, 2016.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Note 19 - Reconciliation of Previously Reported Amounts
During fiscal 2016, the Company identified certain errors in previously issued financial statements related to income taxes. These errors resulted in adjustments to the unaudited Condensed Consolidated Financial Statements for the three and six months ended October 2, 2015. The Company considered the guidance in ASC 250-10-S99-2 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” in evaluating the effects of these misstatements on the Company's previously issued financial statements and concluded that the previously issued financial statements were not materially misstated. To correct these misstatements, the Company increased income from continuing operations by $2 million for the three months ended October 2, 2015 and decreased income from continuing operations by $9 million for the six months ended October 2, 2015.

As described in Note 1, Basis of Presentation, the Company adopted ASU 2016-09 in the fourth quarter of fiscal 2016, which requires us to reflect any adjustments as of April 4, 2015, the beginning of the annual period that includes the adoption. As described in Note 4, Divestitures, during fiscal 2016, the Company completed the Separation and reclassified certain financial statement line items to discontinued operations. A reconciliation of the amounts previously reported on Form 10-Q to those as adjusted within the accompanying unaudited Condensed Consolidated Statements of Operations is shown in the tables below for selected financial amounts:

(in millions)	Three months ended October 2, 2015
Condensed Consolidated Statements of Operations (unaudited)	As Previously Reported	Reclassification of Discontinued Operations	Correction of Prior Period Misstatement(1)	Adoption of ASU 2016-09	As Adjusted
Income (loss) from continuing operations, before taxes	$176	$(129)	$—	$—	$47
Income tax expense (benefit)	$3	$(45)	$(2)	$(2)	$(46)
Income (loss) from continuing operations	$173	$(84)	$2	$2	$93
Income from discontinued operations	$—	$84	$—	$—	$84
Net income	$173	$—	$2	$2	$177
Net income attributable to CSC common stockholders	$167	$—	$2	$2	$171

(in millions)	Six months ended October 2, 2015
Condensed Consolidated Statements of Operations (unaudited)	As Previously Reported	Reclassification of Discontinued Operations	Correction of Prior Period Misstatement(1)	Adoption of ASU 2016-09	As Adjusted
Income (loss) from continuing operations, before taxes	$404	$(285)	$—	$—	$119
Income tax expense (benefit)	$67	$(99)	$9	$(16)	$(39)
Income (loss) from continuing operations	$337	$(186)	$(9)	$16	$158
Income from discontinued operations	$—	$186	$—	$—	$186
Net income (loss)	$337	$—	$(9)	$16	$344
Net income (loss) attributable to CSC common stockholders	$327	$—	$(9)	$16	$334
(1) Reflects the correction of misstatements identified related to previously issued financial statements as described in Note 1 - Basis of Presentation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Many factors could cause actual results to differ materially from our forward-looking statements regarding the agreement to merge CSC with the Enterprise Services segment of HPE including risks relating to the completion of the transaction with respect to anticipated timing, including obtaining shareholder and regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, inability to achieve expected synergies, loss of revenues and delay or business disruption caused by difficulties in integrating the businesses of CSC and Enterprise Services.

GENERAL

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC, we, our, us). This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this report and our fiscal 2016 Form 10-K. The discussion below discusses our financial condition and results of operations as of and for the three and six months ended September 30, 2016 and the comparable period of the prior fiscal year.

The three primary objectives of this discussion are to:

•	provide a narrative on the financial results, as presented by management;

•	enhance the disclosures in the unaudited Condensed Consolidated Financial Statements and related Notes by providing context within which the financial results should be analyzed; and

•	provide information to assist the reader in ascertaining the predictive value of the reported financial results.

To achieve these objectives, management's discussion and analysis is presented with the following sections:

Overview - includes a description of our business, our mission, and our reportable segments

Results of Operations - discusses quarter over quarter and year-to-date over year-to-date changes to operating results for the three and six months ended September 30, 2016 and October 2, 2015; describes the factors affecting revenue on a consolidated and reportable segment basis, including new contracts, acquisitions, divestitures and currency impacts; explains the factors affecting changes in our costs and expenses; and provides non-GAAP financial measures used by management to evaluate our core operating performance on a consistent basis.

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

During fiscal 2016, we completed the Separation of NPS and merger of NPS with SRA International to form a new publicly traded company: CSRA Inc. As a result of the Separation, the unaudited Condensed Consolidated Statements of Operations and related financial information reflect NPS's operations as discontinued operations for the three and six months ended October 2, 2015.

The following tables provide an analysis for select line items of the unaudited Condensed Consolidated Statements of Operations:

	Three months ended
(In millions, except per-share amounts)	September 30, 2016	October 2, 2015	Change	Percentage Change

Revenues	$1,871	$1,745	$126	7.2%

Total costs and expenses	1,872	1,698	174	10.2%

(Loss) income from continuing operations, before taxes	(1)	47	(48)	(102.1)%
Income tax benefit	(22)	(46)	24	(52.2)%
Income from continuing operations	21	93	(72)	(77.4)%
Income from discontinued operations, net of taxes	—	84	(84)	(100.0)%
Net income	$21	$177	$(156)	(88.1)%

Diluted earnings per share:
Continuing operations	$0.10	$0.66	$(0.56)	(84.8)%
Discontinued operations	—	0.55	(0.55)	(100.0)%
	$0.10	$1.21	$(1.11)	(91.7)%

	Six months ended
(In millions, except per-share amounts)	September 30, 2016	October 2, 2015	Change	Percentage Change

Revenues	$3,801	$3,549	$252	7.1%

Total costs and expenses	3,838	3,430	408	11.9%

(Loss) income from continuing operations, before taxes	(37)	119	(156)	(131.1)%
Income tax benefit	(38)	(39)	1	(2.6)%
Income from continuing operations	1	158	(157)	(99.4)%
Income from discontinued operations, net of taxes	—	186	(186)	(100.0)%
Net income	$1	$344	$(343)	(99.7)%

Diluted (loss) earnings per share:
Continuing operations	$(0.04)	$1.12	$(1.16)	(103.6)%
Discontinued operations	—	1.24	(1.24)	(100.0)%
	$(0.04)	$2.36	$(2.40)	(101.7)%

Contract awards for the three and six months ended September 30, 2016 were $2.5 billion and $4.1 billion, respectively, as compared to $1.4 billion and $3.6 billion for the comparable periods of the prior fiscal year. Contract awards are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include approved option years. Segment awards may not add to total awards due to rounding.

Revenues

Revenues by segment are shown in the tables below:

	Three months ended
(in millions)	September 30, 2016	October 2, 2015	Change	Percentage Change
GBS	$1,035	$891	$144	16.2%
GIS	836	854	(18)	(2.1)
Total Revenue	$1,871	$1,745	$126	7.2%

	Six months ended
(in millions)	September 30, 2016	October 2, 2015	Change	Percentage Change
GBS	$2,084	$1,810	$274	15.1%
GIS	1,717	1,739	(22)	(1.3)
Total Revenue	$3,801	$3,549	$252	7.1%

As a global company, more than half of our historical revenues have been earned in currencies other than the US dollar. As a result, the changes in revenue from period to period are impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. The following discussion contains references that are made on a constant currency basis so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing more meaningful comparisons of operating performance from period to period. Financial results on a constant currency basis are non-GAAP measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends.

The tables below indicate the percentage change in revenues due to changes in exchange rates for the three and six months ended September 30, 2016 compared to the three and six months ended October 2, 2015:

Three months ended	Increase at Constant Currency	Approximate Impact of Currency Fluctuations	Total
GBS	19.2%	(3.0)%	16.2%
GIS	1.1%	(3.2)%	(2.1)%
Cumulative Net Percentage	10.3%	(3.1)%	7.2%

Six months ended	Increase at Constant Currency	Approximate Impact of Currency Fluctuations	Total
GBS	17.8%	(2.7)%	15.1%
GIS	1.4%	(2.7)%	(1.3)%
Cumulative Net Percentage	9.7%	(2.6)%	7.1%

The discussions below will explain the remaining reasons for revenue changes besides foreign currency fluctuations.

Global Business Services

The 19.2% constant currency increase in GBS segment revenue for the three months ended September 30, 2016, as compared to the three months ended October 2, 2015, was due to revenue from our recent acquisitions, primarily within our Digital Applications and IS&S businesses, which we continue to integrate into our existing business. This increase was partially offset by a decrease in revenue from contracts that concluded or were renewed at lower rates. Contract awards in GBS during our second quarter increased to approximately $2.0 billion, an increase of $1.3 billion from the same period of the prior year.

GBS segment revenue for the six months ended September 30, 2016 increased 17.8% as compared to the six months ended October 2, 2015. The increase was due to revenue from our recent acquisitions, primarily within our Digital Applications and IS&S businesses, which we continue to integrate into our existing business. This increase was partially offset by a decrease in revenue from contracts that concluded or were renewed at lower rates. For the six months ended September 30, 2016, contract awards increased $1.1 billion over the comparable period last year to approximately $2.7 billion.

Global Infrastructure Services

GIS segment revenue for the three months ended September 30, 2016 increased $9 million in constant currency as compared to the three months ended October 2, 2015. The increase was due to revenue from our recent acquisitions, which we continue to integrate into our existing business. This increase was partially offset by a decrease in revenue from contracts that concluded or were renewed with scope changes or price-downs. GIS had contract awards of approximately $0.5 billion and $0.7 billion during the three months ended September 30, 2016 and October 2, 2015, respectively.

GIS segment constant currency revenue for the six months ended September 30, 2016 increased $24 million as compared to the six months ended October 2, 2015. The increase was due to revenue from our recent acquisitions, which we continue to integrate into our existing business. This increase was partially offset by a decrease in revenue from contracts that concluded or were renewed with scope changes or price-downs. GIS had contract awards of approximately $1.4 billion and $2.1 billion during the six months ended September 30, 2017 and October 2, 2015, respectively,

Costs and Expenses

Our total costs and expenses were as follows:

	Three months ended
	Amount		Percentage of Revenue		Percentage
(in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015	of Revenue Change
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,363	$1,237	72.9%	70.9%	2.0%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	293	269	15.7	15.4	0.3
Depreciation and amortization	167	168	8.9	9.6	(0.7)
Restructuring costs	25	5	1.3	0.3	1.0
Interest expense, net	21	22	1.1	1.3	(0.2)
Other expense (income), net	3	(3)	0.2	(0.2)	0.4
Total	$1,872	$1,698	100.1%	97.3%	2.8%

	Six months ended
	Amount		Percentage of Revenue		Percentage
(in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015	of Revenue Change
Costs of services (excludes depreciation & amortization and restructuring costs)	$2,784	$2,509	73.3%	70.7%	2.6%
Selling, general and administrative (excludes SEC settlement related charges and restructuring costs)	598	540	15.7	15.2	0.5
Depreciation and amortization	333	342	8.8	9.6	(0.8)
Restructuring costs	82	5	2.2	0.1	2.1
Interest expense, net	36	41	0.9	1.2	(0.3)
Other expense (income), net	5	(7)	0.1	(0.2)	0.3
Total	$3,838	$3,430	101.0%	96.6%	4.4%

Costs of Services

Costs of services (COS), as a percentage of revenue for the three and six months ended September 30, 2016, excluding depreciation and amortization and restructuring costs increased 2.0% and 2.6%, respectively, when compared to the same periods of the prior fiscal year. The amount of restructuring charges, net of reversals, excluded from COS was $29 million and $75 million for the three and six months ended September 30, 2016, respectively, and $(2) million for the three and six months ended October 2, 2015.

The increase in the COS ratio for both the three and six months ended September 30, 2016 was primarily due to an increase in COS, which more than offset the benefit of an in increase in revenue. The increase in the COS ratio for the six months ended September 30, 2016 was also driven by a $31 million non-recurring gain on the sale of certain intangible assets recorded as a reduction of COS in our GIS segment for the six months October 2, 2015, not present in the current fiscal year. The net increase in the COS ratio for both the three and six months ended September 30, 2016 was also impacted by our recent acquisitions.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense, excluding depreciation and amortization and restructuring costs as a percentage of revenue for the three and six months ended September 30, 2016 increased 0.3% and 0.5%, respectively, as compared to the same periods of the prior fiscal year. The increase for the three and six months ended September 30, 2016 was due to transaction and integration costs of $53 million and $109 million, respectively, associated with our recent acquisitions and the proposed merger with the Enterprise Services segment of HPE, partially offset by higher revenues. The amount of restructuring charges, net of reversals, excluded from SG&A was $(4) million and $7 million for the three and six months ended September 30, 2016, respectively, and $7 million for the three and six months ended October 2, 2015.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue for the three and six months ended September 30, 2016 decreased 0.7% and 0.8%, respectively, due to lower D&A within the GIS segment as a result of reduced capital expenditures. The decrease in the D&A ratio was partially offset by an increase in amortization related to our recent acquisitions.

Restructuring Costs

In May 2016, we initiated restructuring actions across our business segments in certain areas (the Fiscal 2017 Plan). The objective of the Fiscal 2017 Plan is to realign our cost structure and resources to take advantage of operational efficiencies following recent acquisitions. Total restructuring costs recorded, net of reversals, for the three and six months ended September 30, 2016 were largely the result of implementing the Fiscal 2017 Plan. Total restructuring costs recorded, net of reversals, for the three and six months ended October 2, 2015 were the result of facilities related restructuring in the second quarter of fiscal 2016 offset by the reversal of certain fiscal 2015 fourth quarter special restructuring costs.

Interest Expense and Interest Income

Interest expense for the three and six months ended September 30, 2016 was $29 million and $54 million, respectively, as compared to $29 million and $59 million during the same periods of the prior fiscal year. The year-over-year decrease in interest expense for the six months ended September 30, 2016 was primarily due to an increase in borrowings at lower interest rates than the prior year. There was no significant change in interest income for the three and six months ended September 30, 2016 as compared to the same period of the prior fiscal year.

Other Expense (Income), Net

Other expense (income), net comprises movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses. Other expense (income), net for the three months ended September 30, 2016 increased $6 million due to a non-recurring gain on sale of certain assets not present in the current fiscal year. Other expense (income) for the six months ended September 30, 2016 was also impacted by unfavorable movement in exchange rates between the U.S. dollar and the British pound, for which the gain on our economic hedges did not entirely offset the loss on our British pound denominated assets and liabilities being hedged.

Taxes

Income tax benefit for the second quarter and first half of fiscal 2017 was $22 million and $38 million, respectively, compared with income tax benefit for the second quarter and first half of fiscal 2016 of $46 million and $39 million, respectively. For the three and six months ended September 30, 2016, the primary drivers of the income tax benefit were the global mix of income, release of a valuation allowance in a non-U.S. jurisdiction and excess tax benefits related to employee share-based payment awards. The primary drivers of the income tax benefit for the second quarter and first half of 2016 were the global mix of income, excess benefits related to employee share-based payment awards, and the release of the reserve for an uncertain tax position following the closure of an audit in a non-U.S. jurisdiction.

There were no material changes to uncertain tax positions during fiscal 2017 compared to the fiscal 2016 year-end. It is reasonably possible that during the next 12 months, our liability for uncertain tax positions may change by a significant amount. For further discussion of these uncertain tax positions, please refer to Note 11 - Income Taxes.

Income from Discontinued Operations

As a result of the Separation, the operations of NPS during fiscal 2016 were separated and are shown as the single line item, discontinued operations, net of taxes on our unaudited Condensed Consolidated Statements of Operations. The $84 million and $186 million of income from discontinued operations reflects the net income generated by our public sector business during the three and six months ended October 2, 2015, respectively. There have been no divestitures during the first six months of fiscal 2017, therefore, no discontinued operations are reported for this year's results.

Earnings Per Share

Diluted EPS from continuing operations for the three and six months ended September 30, 2016 decreased $0.56 and $1.16, respectively, from the same periods a year ago. The decrease was primarily due to an increase of $68 million and $135 million of transaction and integration related costs and an increase of $20 million and $77 million of restructuring costs, for the three and six months ended September 30, 2016, respectively, as compared to the same periods a year ago.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from the condensed consolidated financial information of CSC. These non-GAAP financial measures include consolidated segment operating income, consolidated segment adjusted operating income, consolidated segment operating and consolidated segment adjusted operating margin, earnings before interest and taxes (EBIT), adjusted EBIT, EBIT margin, non-GAAP income from continuing operations before taxes, non-GAAP net income from continuing operations and non-GAAP EPS from continuing operations.

We present these non-GAAP financial measures to supplement financial information presented on a GAAP basis. Non-GAAP financial measures exclude certain items from GAAP which management believes are not indicative of core operating performance. These non-GAAP financial measures allow management to better understand the consolidated financial performance of the Company exclusive of corporate wide strategic decisions. Management believes that adjusting for certain items not indicative of our core operating performance provides investors with additional measures to evaluate our operating financial performance on a more comparable basis. We believe the non-GAAP measures we provide are also considered important measures used by financial analysts covering CSC and its peers.

There are limitations to the use of the non-GAAP financial measures we present. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Additionally, other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Non-GAAP operating results include:

	Three months ended
(in millions, except percentages)	September 30, 2016	October 2, 2015	Change	Percentage Change
Non-GAAP income from continuing operations	$94	$78	$16	20.5%
Consolidated segment operating income	$98	$130	$(32)	(24.6)%
EBIT	$20	$69	$(49)	(71.0)%

	Six months ended
(in millions, except percentages)	September 30, 2016	October 2, 2015	Change	Percentage Change
Non-GAAP income from continuing operations	$170	$144	$26	18.1%
Consolidated segment operating income	$150	$274	$(124)	(45.3)%
EBIT	$(1)	$160	$(161)	(100.6)%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring costs - Reflects restructuring costs related to workforce optimization and real estate charges.

•
Transaction and other integration-related costs - Reflects costs related to (1) the Separation, (2) integration planning, financing and advisory fees associated with the proposed merger with the Enterprise Services segment of HPE, and (3) acquisitions and related intangible amortization.

•
Certain overhead costs - Reflects costs historically allocated to NPS but not included in discontinued operations due to accounting rules. These costs are expected to be largely eliminated on a prospective basis.

•
U.S. Pension and OPEB - Reflects the impact of certain U.S. pension and other post-retirement benefit (OPEB) plans historically included in CSC's financial results that have been transferred to CSRA as part of the Separation.

•	SEC settlement-related items - Reflects costs associated with certain SEC charges and settlements.

•
Tax adjustment - Reflects the adoption of a new accounting standard in fiscal 2016 changing excess tax benefits on stock-based compensation to be recorded as a reduction to income tax expense, the release of tax valuation allowances in certain jurisdictions, and the application of an approximate 20% tax rate for fiscal 2016 periods, which is at the low end of the prospective targeted effective tax rate range of 20% to 25% and effectively excludes the impact of discrete tax adjustments for those periods.

A reconciliation of non-GAAP income from continuing operations to reported results is as follows:

	Three months ended September 30, 2016
(in millions, except per-share amounts)	As reported	Restructuring costs	Transaction and integration-related costs	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,363	$—	$—	$1,363
Selling, general and administrative (excludes depreciation and amortization, restructuring costs and transaction costs)	293	—	(53)	240

(Loss) income from continuing operations, before taxes	(1)	(25)	(78)	102
Income tax (benefit) expense	(22)	(6)	(24)	8
Income from continuing operations	21	(19)	(54)	94

Net income	21	(19)	(54)	94
Less: net income attributable to noncontrolling interest, net of tax	6	—	—	6
Net income attributable to CSC common stockholders	$15	$(19)	$(54)	$88

Effective Tax Rate	n/m			7.8%

Basic EPS from continuing operations	$0.11	$(0.14)	$(0.38)	$0.63
Diluted EPS from continuing operations	$0.10	$(0.13)	$(0.38)	$0.61

Weighted average common shares outstanding for:
Basic EPS	140.53	140.53	140.53	140.53
Diluted EPS	143.78	143.78	143.78	143.78

n/m = not meaningful

	Six months ended September 30, 2016
(in millions, except per-share amounts)	As reported	Restructuring costs	Transaction and integration-related costs	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$2,784	$—	$—	$2,784
Selling, general and administrative (excludes depreciation and amortization, restructuring costs and transaction costs)	598	—	(109)	489

(Loss) income from continuing operations, before taxes	(37)	(82)	(148)	193
Income tax (benefit) expense	(38)	(18)	(43)	23
Income from continuing operations	1	(64)	(105)	170

Net income	1	(64)	(105)	170
Less: net income attributable to noncontrolling interest, net of tax	7	—	—	7
Net income attributable to CSC common stockholders	$(6)	$(64)	$(105)	$163

Effective Tax Rate	102.7%			11.9%

Basic EPS from continuing operations	$(0.04)	$(0.46)	$(0.75)	$1.17
Diluted EPS from continuing operations	$(0.04)	$(0.45)	$(0.73)	$1.14

Weighted average common shares outstanding for:
Basic EPS	139.76	139.76	139.76	139.76
Diluted EPS	139.76	143.14	143.14	143.14

	Three months ended October 2, 2015
(in millions, except per-share amounts)	As reported	Certain overhead costs	U.S. Pension and OPEB	Restructuring costs	Transaction and integration-related costs	SEC settlement-related items	Tax adjustment	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,237	$(17)	$12	$—	$—	$—	$—	$1,232
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	269	(16)	2	—	(7)	(2)	—	246

Income from continuing operations, before taxes	47	(33)	14	(20)	(7)	(2)	—	95
Income tax (benefit) expense	(46)	(13)	6	(6)	(3)	(1)	(46)	17
Income from continuing operations	93	(20)	8	(14)	(4)	(1)	46	78

Net income	177	(20)	8	(14)	(4)	(1)	46	162
Less: net income attributable to noncontrolling interest, net of tax	6	—	—	—	—	—	—	6
Net income attributable to CSC common stockholders	$171	$(20)	$8	$(14)	$(4)	$(1)	$46	$156

Effective Tax Rate	(97.9)%							17.9%

Basic EPS from continuing operations	$0.68	$(0.14)	$0.06	$(0.10)	$(0.03)	$(0.01)	$0.33	$0.56
Diluted EPS from continuing operations	$0.66	$(0.14)	$0.06	$(0.10)	$(0.03)	$(0.01)	$0.33	$0.55

Weighted average common shares outstanding for:
Basic EPS	138.30	138.30	138.30	138.30	138.30	138.30	138.30	138.30
Diluted EPS	140.85	140.85	140.85	140.85	140.85	140.85	140.85	140.85

	Six months ended October 2, 2015
(in millions, except per-share amounts)	As reported	Certain overhead costs	U.S. Pension and OPEB	Restructuring costs	Transaction and integration-related costs	SEC settlement-related items	Tax adjustment	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$2,509	$(34)	$24	$—	$—	$—	$—	$2,499
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	540	(32)	4	—	(10)	(5)	—	497

Income from continuing operations, before taxes	119	(66)	28	(20)	(10)	(5)	—	192
Income tax (benefit) expense	(39)	(26)	11	(6)	(4)	(2)	(60)	48
Income from continuing operations	158	(40)	17	(14)	(6)	(3)	60	144

Net income	344	(40)	17	(14)	(6)	(3)	60	330
Less: net income attributable to noncontrolling interest, net of tax	10	—	—	—	—	—	—	10
Net income attributable to CSC common stockholders	$334	$(40)	$17	$(14)	$(6)	$(3)	$60	$320

Effective Tax Rate	(32.8)%							25.0%

Basic EPS from continuing operations	$1.14	$(0.29)	$0.12	$(0.10)	$(0.04)	$(0.02)	$0.43	$1.04
Diluted EPS from continuing operations	$1.12	$(0.28)	$0.12	$(0.10)	$(0.04)	$(0.02)	$0.42	$1.02

Weighted average common shares outstanding for:
Basic EPS	138.11	138.11	138.11	138.11	138.11	138.11	138.11	138.11
Diluted EPS	141.27	141.27	141.27	141.27	141.27	141.27	141.27	141.27

We define consolidated segment operating income as revenue less costs of services, depreciation and amortization expense, restructuring costs, and segment SG&A expenses. Consolidated segment operating income excludes corporate G&A and pension and OPEB actuarial and settlement losses. A reconciliation of consolidated segment operating income to (loss) income from continuing operations, before taxes is as follows:

	Three months ended		Six months ended
(in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Consolidated segment operating income	$98	$130	$150	$274
Corporate G&A	(75)	(64)	(145)	(121)
Pension and OPEB actuarial and settlement losses	—	—	(1)	—
Interest expense	(29)	(29)	(54)	(59)
Interest income	8	7	18	18
Other (expense) income, net	(3)	3	(5)	7
(Loss) income from continuing operations, before taxes	$(1)	$47	$(37)	$119

Reconciliations of consolidated segment operating income to consolidated segment adjusted operating income are as follows:

	Three months ended September 30, 2016
(in millions)	Consolidated segment operating income	Restructuring costs	Transaction and integration-related costs	Consolidated segment adjusted operating income	Consolidated segment adjusted operating margin
Global Business Services	$83	(2)	(20)	$105	10.1%
Global Infrastructure Services	26	(23)	(17)	66	7.9%
Total Commercial	109	(25)	(37)	171	9.1%
Corporate and Eliminations	(11)	—	—	(11)	—%
Total	$98	$(25)	$(37)	$160	8.6%

	Six months ended September 30, 2016
(in millions)	Consolidated segment operating income	Restructuring costs	Transaction and integration-related costs	Consolidated segment adjusted operating income	Consolidated segment adjusted operating margin
Global Business Services	$156	(22)	(37)	215	10.3%
Global Infrastructure Services	22	(60)	(35)	117	6.8%
Total Commercial	178	(82)	(72)	332	8.7%
Corporate and Eliminations	(28)	—	—	(28)	—%
Total	$150	(82)	(72)	304	8.0%

	Three months ended October 2, 2015
(in millions)	Consolidated segment operating income	Certain overhead costs	U.S. Pension and OPEB	Restructuring costs	Transaction and integration-related costs	Consolidated segment adjusted operating income	Consolidated segment adjusted operating margin
Global Business Services	$101	—	4	(12)	(1)	$110	12.3%
Global Infrastructure Services	64	—	10	(8)	(1)	63	7.4%
Total Commercial	165	—	14	(20)	(2)	173	9.9%
Corporate and Eliminations	(35)	(18)	—	—	—	(17)	—%
Total	$130	$(18)	$14	$(20)	$(2)	$156	8.9%

	Six months ended October 2, 2015
(in millions)	Consolidated segment operating income	Certain overhead costs	U.S. Pension and OPEB	Restructuring costs	Transaction and integration-related costs	Consolidated segment adjusted operating income	Consolidated segment adjusted operating margin
Global Business Services	$198	—	8	(12)	(1)	$203	11.2%
Global Infrastructure Services	117	—	20	(8)	(1)	106	6.1%
Total Commercial	315	—	28	(20)	(2)	309	8.7%
Corporate and Eliminations	(41)	(36)	—	—	—	(5)	—%
Total	$274	$(36)	$28	$(20)	$(2)	$304	8.6%

A reconciliation of Adjusted EBIT to net (loss) income is as follows:

	Three months ended		Six months ended
(in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Adjusted EBIT	$120	$117	$226	$233
Restructuring costs	(25)	(20)	(82)	(20)
Transaction and integration-related costs	(75)	(7)	(145)	(10)
Certain overhead costs	—	(33)	—	(66)
U.S. Pension and OPEB	—	14	—	28
SEC settlement-related items	—	(2)	—	(5)
EBIT	$20	$69	$(1)	$160
Interest expense	(29)	(29)	(54)	(59)
Interest income	8	7	18	18
Income tax benefit	22	46	38	39
Income from continuing operations	$21	$93	$1	$158
Income from discontinued operations, net of taxes	—	84	—	186
Net income	$21	$177	$1	$344

Cash Flows

	Six months ended
(in millions)	September 30, 2016	October 2, 2015	Change
Net cash provided by operating activities	$242	$484	$(242)
Net cash used in investing activities	(721)	(481)	(240)
Net cash provided by (used in) financing activities	376	(256)	632
Effect of exchange rate changes on cash and cash equivalents	(21)	(27)	6
Net (decrease) increase in cash and cash equivalents	$(124)	$(280)	$156
Cash and cash equivalents at beginning of year	1,178	2,098
Cash and cash equivalents at the end of period	$1,054	$1,818

Net cash provided by operating activities for the six months ended September 30, 2016 decreased $242 million compared to the corresponding period of fiscal 2016. The decrease is attributable to higher restructuring and transaction and integration-related costs of $93 million. Additionally, the six months ended October 2, 2015 had several cash movements that did not occur during the six months ended September 30, 2016. These prior period movements included net cash proceeds of $184 million from the sale of NPS' accounts receivable, partially offset by a $190 million settlement payment to the SEC.

Net cash used in investing activities for the six months ended September 30, 2016 was $721 million, an increase in outflows of $240 million compared to the corresponding period of fiscal 2016. This increase was primarily due to $198 million of higher payments for business acquisitions and lower proceeds from business divestitures of $34 million.

Net cash provided by financing activities for the six months ended September 30, 2016 was $376 million, an increase of $632 million compared to the corresponding period of fiscal 2016. The increase in cash provided by financing activities was primarily due to a $231 million net increase in borrowings under lines of credit and the $350 million repayment of our 2.50% term notes during the six months ended October 2, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our total liquidity is comprised of cash and cash equivalents plus any borrowing available under our revolving credit facility. As of September 30, 2016, our total liquidity was $3.1 billion, consisting of $1.1 billion of cash and cash equivalents and $2.0 billion available under our revolving credit facility. In addition, we had access to the undrawn balance of $65 million under our $150 million lease credit facility to fund capital expenditures. In the opinion of management, we will be able to meet our liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances and available borrowings as previously detailed. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that we will be able to obtain debt or equity financing on acceptable terms in the future.

Cash and cash equivalents

Cash and cash equivalents were $1.1 billion as of September 30, 2016, including $691 million of cash and cash equivalents held in subsidiaries outside of the U.S. Cash and cash equivalents decreased $124 million during the first six months of fiscal 2017 primarily due to the acquisition of Xchanging.

Capitalization ratios

The following table summarizes our capitalization ratios:

	As of
(in millions)	September 30, 2016	April 1, 2016
Total debt	$3,300	$2,644
Cash and cash equivalents	1,054	1,178
Net debt(1)	$2,246	$1,466

Total debt	$3,300	$2,644
Equity	2,325	2,032
Total capitalization	$5,625	$4,676

Debt-to-total capitalization	58.7%	56.5%
Net debt-to-total capitalization(1)	39.9%	31.4%

(1) Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The increase in net debt-to-total capitalization was primarily the result of an $780 million increase in net debt, predominantly from the $565 million increase in our revolving credit facility used to acquire Xchanging. Another driver of the ratio increase was the decrease in cash and cash equivalents previously discussed.

Capital Resources

As of September 30, 2016, we had $3.3 billion of total debt consisting of $0.8 billion of short-term borrowings and current maturities of long-term debt and $2.5 billion of long-term debt. Total debt increased $656 million during the first six months of fiscal 2017, consisting of an $84 million increase in short-term borrowings and current maturities of long-term debt and a $572 million increase in long-term debt.

During the six months ended September 30, 2016, we increased the maximum size of our existing European commercial paper program (the ECP Program) from €500 million to €1 billion, or its equivalent in alternative currencies. We had borrowings of $1.2 billion and repayments of $1.1 billion under the ECP Program during the first six months of fiscal 2017.

During the first six months of fiscal 2017, we amended our existing master loan and security agreement which reduced the aggregate commitment under our lease credit facility from $250 million to $150 million. The drawdown availability period of the lease credit facility expires November 29, 2016 and, once drawn, converts into individual term notes of varying terms not to exceed 60 months, depending upon the nature of the underlying equipment being financed.

During the six months ended September 30, 2016, we expanded our borrowing capacity under our revolving credit facility by $480 million resulting in total borrowing capacity of $3 billion. In addition, we entered into conditional revolver commitments totaling $740 million that are contingent on the closing of our announced merger with the Enterprise Services segment of HPE which will further expand our borrowing capacity to $3.7 billion. During the three months ended September 30, 2016 the Company received commitments to extend the maturity date of the credit facility. As a result, $2.8 billion of the commitments under the credit agreement will mature during 2022, $70 million will mature during 2021 and $70 million will mature during 2020. During the first six months of fiscal 2017, we drew down $920 million on the revolving credit facility and repaid $275 million. We used a portion of such borrowings to repay the loan payable due May 2016.

During the three months ended September 30, 2016, the Company, through its CSC Australia PTY Limited (CSCA) subsidiary, entered into a AUD $100 million term loan credit facility maturing July 2021, the proceeds of which were used to repay amounts drawn under the revolving credit facility by CSCA. The AUD term loan agreement permits the Company to request incremental term loans of up to AUD $175 million, which, if requested by the Company and agreed to by the lenders, would result in a maximum of AUD $275 million in total term facilities.

Dividends

During the first six months of fiscal 2017, we declared cash dividends to our stockholders of $0.28 per share, or approximately $39 million in the aggregate. We have sufficient liquidity and expect to continue paying quarterly cash dividends, subject to continued approval by our Board of Directors.

Off Balance Sheet Arrangements

As of September 30, 2016, we did not have any off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We have contractual obligations for long-term debt, capital and operating leases, minimum purchase obligations, unrecognized tax positions and other obligations as summarized in our fiscal 2016 Form 10-K. Except as set forth below, there have been no material changes since April 1, 2016.

During the six months ended September 30, 2016 we entered into a long-term purchase agreement with a service provider under which we are contractually committed to purchase $1.3 billion of services and products over the next seven years.

Merger with the Enterprise Services segment of HPE

In May 2016, we announced that our Board of Directors unanimously approved a plan to merge CSC with the Enterprise Services segment of HPE. The strategic combination of the two complementary businesses will create one of the world’s largest pure-play IT services companies, uniquely positioned to lead clients on their digital transformations. The new company is expected to have annual revenues of $26 billion and more than 5,000 clients in 70 countries. The merger is expected to be completed in the beginning of April 2017, subject to a shareholder vote and regulatory reviews and approvals.

As previously announced, CSC entered into an Agreement and Plan of Merger with HPE, Everett Spinco, Inc. (Everett), Everett Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of CSC (Old Merger Sub), New Everett Merger Sub Inc. (Merger Sub) and a wholly-owned subsidiary of Everett which, as amended as of November 2, 2016 (the Merger Agreement), provides for a series of transactions pursuant to which HPE will transfer its Enterprise Services business to wholly-owned subsidiaries of Everett and distribute all the shares of Everett to HPE stockholders on a pro rata basis. Following the distribution, Merger Sub will merge with and into CSC (the Merger), and CSC will continue as a wholly-owned subsidiary of Everett. Immediately following the Merger, approximately 50.1% of the outstanding shares of Everett common stock is expected to be held by pre-Merger Everett stockholders and approximately 49.9% of the outstanding shares of Everett common stock is expected to be held by pre-Merger CSC stockholders, in each case excluding any overlaps in the pre-transaction stockholder bases.

In connection with the transaction, certain additional agreements have been, or will be entered into including:

•
a Tax Matters Agreement, which will govern, among other things, HPE’s, CSC’s and Everett’s respective rights, responsibilities and obligations with respect to taxes, the preparation and filing of tax returns, preservation of the expected tax-free status and certain other tax matters;

•	an Employee Matters Agreement, which will govern HPE’s, CSC’s and Everett’s obligations with respect to current and former employees of the Enterprise Services segment of HPE;

•	an Intellectual Property Matters Agreement allocating rights and interests in intellectual property rights and technology of the Enterprise Services segment of HPE; and

•	real estate, transitional and other service agreements.

Concurrently with the filing by Everett of a Registration Statement on Form S-4 with the SEC, filed on November 2, 2016, the Merger Agreement was amended, and may be further amended from time to time.

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

For all of these estimates, we caution that future events rarely develop exactly as forecast, and even the best estimates routinely require adjustment. During the six months ended September 30, 2016, there were no changes to our critical accounting estimates from those described in our fiscal 2016 Form 10-K.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of September 30, 2016 to ensure (i) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016 because of the material weakness described below. Notwithstanding the material weakness, management has concluded that the Company’s unaudited Condensed Consolidated Financial Statements for the periods covered by and included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of unaudited Condensed Consolidated Financial Statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the unaudited Condensed Consolidated Financial Statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorization of CSC's management and board members; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on CSC's unaudited Condensed Consolidated Financial Statements.

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

Despite the remediation actions that have begun, management concluded that as of September 30, 2016, there has not been sufficient time to resolve the material weakness over financial reporting related to accounting for income taxes. Notwithstanding the identified material weakness, management believes the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States of America.

Remediation Plans

Management is committed to remediating the material weakness in internal control over financial reporting relating to accounting for income tax and have begun the process of executing remediation plans. Specifically, we engaged consultants and external personnel to provide the necessary staffing for proper tax accounting review and for assistance with remediation efforts. In addition, management’s actions which have commenced to address the material weakness include:

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

Changes in Internal Controls

During the six months ended September 30, 2016, there were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item may be found in Note 18 - Commitments and Contingencies of the notes to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Past performance may not be a reliable indicator of future financial performance. Future performance and historical trends may be adversely affected by the following factors, as well as other variables, and should not be relied upon to project future period results.

On May 24, 2016, CSC entered into the Merger Agreement, as amended on November 2, 2016, with HPE, Everett and Merger Sub. The Merger Agreement and a Separation and Distribution Agreement, dated as of May 24, 2016 between HPE and Everett, as amended as of November 2, 2016 (the Separation Agreement), provide for, among other things, the separation of the Everett business from the other businesses of HPE (the Separation); the distribution by HPE of 100% of the shares of Everett common stock to HPE stockholders on a pro rata basis (the Distribution); and the Merger with CSC continuing as the surviving company and as a wholly-owned subsidiary of Everett, as contemplated by the Merger Agreement. See Part I, Item 2 of this report. For additional information regarding the Merger, please see our Current Report on Form 8-K filed on November 2, 2016 and Everett’s Registration Statement on Form S-4 filed on November 2, 2016 (the Registration Statement). For information concerning risks related to the Merger, please see the section of the Registration Statement entitled “Risk Factors—Risks Related to the Transactions.” For information concerning the risks that we will face after consummation of the Merger, please see the section of the Registration Statement entitled “Risk Factors—Risks Related to the Combined Company, After the Transactions.”

In addition to the risks we reported in Part I, Item 1A of our Form 10-K for the fiscal year ended April 1, 2016 and in Part II, Item 1A in our Form 10-Q for the quarterly period ended July 1, 2016, we have identified the following risks:

The Merger may not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the Merger is subject to numerous conditions, including (1) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory approvals in certain other jurisdictions, (2) the effectiveness of the registration statements filed with the SEC by Everett in connection with the Merger and related transactions, (3) the approval by CSC’s stockholders of the Merger, (4) the consummation of the Reorganization and Distribution in all material respects in accordance with the Separation Agreement, (5) the receipt by HPE of an opinion from its counsel with respect to certain federal income tax matters related to the Separation, Contribution, Distribution and Debt Exchange (as defined in the Merger Agreement), (6) the receipt by HPE, on the one hand, and CSC, on the other hand, of an opinion from their respective counsel to the effect that the Merger will be treated as a “reorganization” for U.S. federal income tax purposes, (7) consummation of the Debt Exchange (as defined in the Merger Agreement) and receipt by HPE of a cash dividend to HPE as specified in the Separation Agreement immediately before the Distribution and (8) other customary closing conditions.

If the Merger and related transactions are not completed for any reason, including the failure to complete the Merger by August 23, 2017 (or such later date to which such date may be extended in accordance with the terms of the Merger Agreement), the price of CSC common stock may decline to the extent that the market price of CSC common stock reflects or previously reflected positive market assumptions that the Merger and related transactions would be completed and the related benefits would be realized. In addition, CSC has expended and will continue to expend significant management time and resources and has incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Merger and related transactions. These expenses must be paid regardless of whether the Merger and related transactions are consummated. If the Merger and related transactions are not consummated because the Merger Agreement is terminated, CSC may be required under certain circumstances to pay HPE a termination fee of $160 million or under other circumstances an alternative termination fee of $275 million. If CSC’s stockholders do not approve the plan of merger contemplated by the Merger Agreement at the CSC special meeting and the Merger Agreement is terminated by either HPE or CSC, CSC must reimburse HPE’s out-of-pocket fees and expenses in connection with the Merger and related transactions in an amount not to exceed $45 million. There is no assurance that the Merger and related transactions will be consummated.

The business operations of CSC are subject to various and changing federal, state, local and foreign laws and regulations that could result in costs or sanctions that adversely affect the business and results of operations of CSC.

CSC operates in more than 60 countries, and accordingly operates in an increasingly complex regulatory environment. For example, CSC provides complex industry specific insurance processing in the U.K., which is regulated by authorities in the U.K. and elsewhere, such as the U.K.'s Financial Conduct Authority and the U.S. Department of Treasury, which increases CSC’s exposure to compliance risk. As another example, CSC's retail investment account management business in Germany must maintain a banking license, is regulated by the German Federal Financial Supervisory Authority and the European Central Bank and must comply with German banking laws and regulations.

Businesses in the countries in which CSC operates are subject to local, legal and political environments and regulations including with respect to employment, tax, statutory supervision and reporting and trade restriction. These regulations and environments are also subject to change.

Adjusting business operations to changing environments and regulations may be costly and could potentially render the particular business operations uneconomical, which may adversely affect the profitability of the CSC or lead to a change in the business operations.

Notwithstanding the best efforts of CSC, it may not be in compliance with all regulations in the countries in which it operates at all times and may be subject to sanctions, penalties or fines as a result. These sanctions, penalties or fines may materially and adversely impact the profitability of CSC.

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
2.1
Scheme Implementation Agreement by and among Computer Sciences Corporation, CSC Computer Sciences Australia Holdings Pty Limited, and iSOFT Group Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (filed April 5, 2011) (file no. 001-04850))

2.2
Agreement and Plan of Merger, dated as of August 31, 2015, by and among Computer Sciences Corporation, Computer Sciences Government Services Inc., Star First Merger Sub Inc., Star Second Merger Sub LLC, SRA Companies, Inc., SRA International Inc. and Enumerated SRA Stockholders (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (filed September 4, 2015) (file no. 001-04850))

2.3	Rule 2.7 Announcement, dated December 9, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed December 9, 2015) (file no. 001-04850))
2.4
Co-operation Agreement, dated as of December 9, 2015, between CSC Computer Sciences International Operations Limited and Xchanging plc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (filed December 9, 2015) (file no. 001-04850))

2.5
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. and Everett Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483), as amended by the First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc.,New Everett Merger Sub Inc. and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483))

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010 (filed August 11, 2010) (file no. 001-04850))

3.2	Amended and Restated Bylaws dated as of June 21, 2016 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (filed June 24, 2016) (file no. 001-04850))
3.3
Certificate of Amendment to Section 1 of Article III of the Amended and Restated Bylaws, dated August 10, 2016 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed August 12, 2016) (file no. 001-04850))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file no. 001-04850))

4.2
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.3
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.4
4.450% Senior Note due 2022 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

10.1
Amendment to Employment Agreement, dated August 25, 2016, by and between the Company and J. Michael Lawrie (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed August 25, 2016) (file no. 001-04850))[1]

10.2	Second Amendment to Computer Sciences Corporation Deferred Compensation Plan*[1]
31.1	Section 302 Certification of the Chief Executive Officer*
31.2	Section 302 Certification of the Chief Financial Officer*
32.1	Section 906 Certification of Chief Executive Officer*
32.2	Section 906 Certification of Chief Financial Officer*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*
*	filed herewith
[1]	Management contract or compensation plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Dated:	November 3, 2016	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Vice President, Corporate Controller
Principal Accounting Officer