Form 10-Q
period 2016-12-30
COMPUTER SCIENCES CORP
filed 2017-02-03
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒ No
141,046,304 shares of Common Stock, par value $1.00 per share, were outstanding on January 23, 2017.

PART I.

ITEM 1. FINANCIAL STATEMENTS

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
(in millions, except per-share amounts)	December 30, 2016	January 1, 2016(1)	December 30, 2016	January 1, 2016(1)
		(as adjusted)		(as adjusted)
Revenues	$1,917	$1,750	5,718	5,299

Costs of services (excludes depreciation and amortization and restructuring costs)	1,347	1,216	4,131	3,725
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	333	259	931	799
Depreciation and amortization	161	161	494	503
Restructuring costs	3	7	85	12
Interest expense	33	33	87	92
Interest income	(8)	(8)	(26)	(26)
Other (income) expense, net	(2)	4	3	(3)
Total costs and expenses	1,867	1,672	5,705	5,102

Income from continuing operations, before taxes	50	78	13	197
Income tax expense (benefit)	13	56	(25)	17
Income from continuing operations	37	22	38	180
Income from discontinued operations, net of taxes	—	30	—	216
Net income	37	52	38	396
Less: net income attributable to noncontrolling interest, net of tax	6	2	13	12
Net income attributable to CSC common stockholders	$31	$50	$25	$384

Earnings per common share
Basic:
Continuing operations	$0.22	$0.16	$0.18	$1.29
Discontinued operations	—	0.20	—	1.49
	$0.22	$0.36	$0.18	$2.78
Diluted:
Continuing operations	$0.21	$0.15	$0.17	$1.27
Discontinued operations	—	0.20	—	1.45
	$0.21	$0.35	$0.17	$2.72

Cash dividend per common share	$0.14	$2.39	$0.42	$2.85

(1) Certain prior year balances were adjusted for certain errors in previously issued financial statements related to income taxes and for the adoption of ASU 2016-09 related to employee stock-based compensation. See Note 20 - Reconciliation of Previously Reported Amounts.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Nine months ended
(in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016

Net Income	$37	$52	$38	$396

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax(1)	(174)	(17)	(180)	(74)
Cash flow hedges adjustments	6	7	15	(5)
Pension and other post-retirement benefit plans, net of tax
Amortization of prior service costs, net of tax(2)	(3)	(4)	(10)	(16)
Foreign currency exchange rate changes	—	—	—	(1)
Pension and other post-retirement benefit plans, net of tax	(3)	(4)	(10)	(17)
Other comprehensive loss, net of taxes	(171)	(14)	(175)	(96)

Comprehensive (loss) income	(134)	38	(137)	300
Less: comprehensive income attributable to noncontrolling interest, net of taxes	6	2	13	12
Comprehensive (loss) income attributable to CSC common stockholders	$(140)	$36	$(150)	$288

(1) Tax (expense) benefit related to foreign currency translation adjustments was $0 and $(1), respectively, for the three and nine months ended December 30, 2016, and $1 for the three and nine months ended January 1, 2016.
(2) Tax benefit related to amortization of prior service costs was $2 and $5, respectively, for the three and nine months ended December 30, 2016, and $3 and $8, respectively, for the three and nine months ended January 1, 2016.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
(in millions, except per share and share amounts)	December 30, 2016	April 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,111	$1,178
Receivables, net of allowance for doubtful accounts of $23 and $31	1,627	1,831
Prepaid expenses and other current assets	310	403
Total current assets	3,048	3,412

Intangible assets, net of accumulated amortization of $2,271 and $2,228	1,784	1,328
Goodwill	1,780	1,277
Deferred income taxes, net	293	345
Property and equipment, net of accumulated depreciation of $2,842 and $2,894	917	1,025
Other assets	480	349
Total Assets	$8,302	$7,736

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$706	$710
Accounts payable	367	341
Accrued payroll and related costs	270	288
Accrued expenses and other current liabilities	844	720
Deferred revenue and advance contract payments	453	509
Income taxes payable	16	40
Total current liabilities	2,656	2,608

Long-term debt, net of current maturities	2,217	1,934
Non-current deferred revenue	310	348
Deferred tax liabilities	181	181
Non-current income tax liabilities	183	175
Other liabilities	561	458
Total Liabilities	6,108	5,704

Commitments and contingencies

CSC stockholders' equity:
Preferred stock, par value $1 per share. authorized 1,000,000 shares; none issued
Common stock, par value $1 per share; authorized 750,000,000; issued 151,601,849 and 148,746,672	152	149
Additional paid-in capital	2,539	2,439
(Accumulated deficit) retained earnings	(3)	33
Accumulated other comprehensive loss	(286)	(111)
Treasury stock, at cost, 10,617,325 and 10,365,811 shares	(496)	(485)
Total CSC stockholders’ equity	1,906	2,025
Noncontrolling interests in subsidiaries	288	7
Total Equity	2,194	2,032
Total Liabilities and Equity	$8,302	$7,736

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
(in millions)	December 30, 2016	January 1, 2016(1)
Cash flows from operating activities:
Net income	$38	$396
Adjustments to reconcile net loss income to net cash provided by operating activities:
Depreciation and amortization	503	608
Pension & OPEB actuarial & settlement gains	—	(28)
Stock-based compensation	56	28
Gain on dispositions	(1)	(44)
Unrealized foreign currency exchange loss	20	39
Other non-cash charges, net	16	(2)
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease in assets	296	213
Decrease in liabilities	(123)	(468)
Net cash provided by operating activities	805	742

Cash flows from investing activities:
Purchases of property and equipment	(199)	(277)
Payments for outsourcing contract costs	(59)	(74)
Short-term investing	—	(71)
Software purchased and developed	(124)	(155)
Payments for acquisitions, net of cash acquired	(434)	(265)
Business dispositions	—	37
Proceeds from sale of assets	26	67
Other investing activities, net	(35)	8
Net cash used in investing activities	(825)	(730)

Cash flows from financing activities:
Borrowings of commercial paper	1,667	821
Repayments of commercial paper	(1,562)	(263)
Borrowings under lines of credit	920	1,300
Repayment of borrowings under lines of credit	(773)	(1,300)
Debt borrowings	157	350
Debt repayments	(282)	(819)
Proceeds from stock options	47	72
Taxes paid related to net share settlements of stock-based compensation awards	(12)	(28)
Repurchase of common stock	—	(28)
Dividend payments	(59)	(409)
Borrowings for CSRA spin transaction	—	1,508
Transfers of cash to CSRA upon spin	—	(1,440)
Other financing activities, net	(31)	—
Net cash provided by (used in) financing activities	72	(236)
Effect of exchange rate changes on cash and cash equivalents	(119)	(44)
Net decrease in cash and cash equivalents	(67)	(268)
Cash and cash equivalents at beginning of year	1,178	2,098
Cash and cash equivalents at end of period	$1,111	$1,830

(1) Certain prior year balances were adjusted for certain errors in previously issued financial statements related to income taxes and for the adoption of ASU 2016-09 related to employee stock-based compensation. See Note 20 - Reconciliation of Previously Reported Amounts.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at April 1, 2016	148,747	$149	$2,439	$33	$(111)	$(485)	$2,025	$7	$2,032
Net income				25			25	13	38
Other comprehensive income					(175)		(175)		(175)
Stock based compensation expense			54				54		54
Acquisition of treasury stock						(11)	(11)		(11)
Stock option exercises and other common stock transactions	2,855	3	46				49		49
Cash dividends declared				(59)			(59)		(59)
Noncontrolling interests distributions and other								(13)	(13)
Noncontrolling interests from acquisition								281	281
Divestiture of NPS				(2)			(2)		(2)
Balance at December 30, 2016	151,602	$152	$2,539	$(3)	$(286)	$(496)	$1,906	$288	$2,194

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total CSC Equity(1)	Non- Controlling Interest	Total Equity(1)
	Shares	Amount
Balance at April 3, 2015	148,374	$148	$2,286	$928	$21	$(446)	$2,937	$28	$2,965
Net income				384			384	12	396
Other comprehensive loss					(96)		(96)		(96)
Stock based compensation expense			28				28		28
Acquisition of treasury stock						(29)	(29)		(29)
Stock option exercises and other common stock transactions	2,726	3	64				67		67
Share repurchase program	(2,250)	(2)	63	(89)			(28)		(28)
Cash dividends declared				(83)			(83)		(83)
Special dividend				(317)			(317)		(317)
Capital contributions							—	6	6
Noncontrolling interests distributions and other							—	(9)	(9)
Divestiture of CSRA				(606)	(31)		(637)	(30)	(667)
Balance at January 1, 2016	148,850	$149	$2,441	$217	$(106)	$(475)	$2,226	$7	$2,233

(1) Certain prior year balances were adjusted for certain errors in previously issued financial statements related to income taxes and for the adoption of ASU 2016-09 related to employee stock-based compensation as described in Note 20 - Reconciliation of Previously Reported Amounts.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

Computer Sciences Corporation (CSC or the Company) has prepared the interim unaudited Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for quarterly reports and, therefore, such financial statements omit or condense certain note disclosures and other information required by generally accepted accounting principles in the United States (GAAP) for complete financial statements. These financial statements should therefore be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2016 (fiscal 2016).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. As a result, actual results may be different from these estimates. In the opinion of the Company's management, the accompanying unaudited Condensed Consolidated Financial Statements of CSC contain all adjustments necessary, including those of a normal recurring nature, to present fairly the Company's financial position as of December 30, 2016 and April 1, 2016 and its results of operations and cash flows for the three and nine months ended December 30, 2016 and January 1, 2016. The results of operations for such interim periods are not necessarily indicative of the results for the full year ending March 31, 2017. Certain prior year amounts have been reclassified to conform to the current year presentation. Intangible assets were combined into a single line on the face of the balance sheet, the details of which are disclosed in Note 9 - Goodwill and Other Intangible Assets.

During fiscal 2016, the Company adopted Accounting Standards Update (ASU) 2016-09 which, among other elements, requires the excess tax benefits and deficiencies related to employee share-based payment awards and related dividends to be recorded in the statement of operations during the reporting period in which they occur. ASU 2016-09 also requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities, and that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the unaudited Condensed Consolidated Statements of Cash Flows. CSC elected to early adopt ASU 2016-09 in the fourth quarter of fiscal 2016 which requires CSC to reflect any adjustments as of April 4, 2015, the beginning of the annual period that includes the adoption. Amendments requiring recognition of excess tax benefits and tax deficiencies within the unaudited Condensed Consolidated Statements of Operations were adopted prospectively and resulted in the recognition of $4 million, or $0.03 per share, and $20 million, or $0.14 per share, of excess tax benefits within income tax expense for the three and nine months ended January 1, 2016, respectively. ASU 2016-09 amendments related to presentation within the unaudited Condensed Consolidated Statements of Cash Flows were applied retrospectively, and resulted in the reclassification of $19 million of excess tax benefits related to the settlement of stock-based awards from financing to operating activities, and $28 million of taxes paid related to net share settlements of stock-based compensation awards from operating activities to financing activities for the nine months ended January 1, 2016.

The Company reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year from moving from an approximate end of March date.

Separation of NPS

During fiscal 2016, the Company completed the separation of its U.S. public sector business (NPS) (the Separation) and combination of NPS with SRA International, Inc. to form a new independent publicly traded company. CSRA Inc. (CSRA). As a result of the Separation, the unaudited Condensed Consolidated Statements of Operations and related financial information reflect NPS's operations as discontinued operations for the three and nine months ended January 1, 2016. However, the cash flows and comprehensive income of NPS have not been segregated and are included in the unaudited Condensed Consolidated Statements of Cash Flows and Statements of Comprehensive Income for the three and nine months ended January 1, 2016. Furthermore, during fiscal 2016, CSC reduced the number of its reportable segments from three to two: Global Infrastructure Services (GIS) and Global Business Services (GBS). Refer to Note 4 - Divestitures and Note 16 - Segment Information for further information.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 - Recent Accounting Pronouncements

New Accounting Standards

During the first nine months of fiscal 2017, the Company adopted the following ASUs:

ASU 2015-16, Business Combinations (Topic 805), "Simplifying the Accounting for Measurement Period Adjustments," requires an acquirer in a business combination to account for a measurement-period adjustment during the period in which the amount is determined, instead of retrospectively. CSC adopted this ASU effective April 2, 2016, and the impact on the Company's unaudited Condensed Consolidated Financial Statements was immaterial.

ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," as clarified by ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, EITF Meeting," states that debt issuance costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Presentation of fees under line-of-credit (LOC) arrangements had not been specified in ASU 2015-03; as a result, ASU 2015-15 was issued. ASU 2015-15 states that the SEC staff would not object to an entity deferring LOC commitment fees as an asset and subsequently amortizing ratably over the term of the underlying LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. CSC adopted both ASUs effective April 2, 2016, and the impact upon the unaudited Condensed Consolidated Financial Statements was immaterial.

ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," issued guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement does not contain a software license, the customer should account for the arrangement as a service contract. If the arrangement includes software licenses, it should be accounted for and considered as other licenses of intangible assets. CSC elected to adopt this ASU prospectively effective April 2, 2016. Adoption of this ASU did not have a material impact on the unaudited Condensed Consolidated Financial Statements.

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which adds guidance to assisting companies evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as businesses, and provides for a screen to determine when a transaction should be accounted for as the acquisition or disposal of assets and not of a business, potentially reducing the number of transactions that need to be further evaluated. ASU 2017-01 is effective for CSC in fiscal year 2019, applied on a prospective basis, and early application is allowed for certain transactions. CSC will evaluate any potential business combinations that may occur in the future.

In December 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force,” which requires that amounts described as restricted cash or cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for CSC in fiscal year 2019 and must be applied retrospectively to all periods presented. CSC is currently evaluating the impact, if any, that the adoption of ASU 2016-18 may have on its statements of cash flows in future reporting periods.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests held through Related Parties that are under Common Control,” which alters how a decision maker considers indirect interests in a variable interest entity (VIE) held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, “Consolidations (Topic 810): Amendments to the Consolidation Analysis,” adopted by CSC in the first three months of fiscal 2017, which did not have a material impact upon the unaudited Condensed Consolidated Financial Statements. ASU 2016-17 will be effective for CSC in fiscal year 2018 and will be required to be applied retrospectively to all relevant periods in fiscal

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2017 when ASU 2015-02 was initially applied. CSC has determined the adoption of ASU 2016-17 will not have a material impact on its financial statements in future reporting periods.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-entity Asset Transfers of Assets Other than Inventory,” which requires that an entity recognize the tax expense from intra-entity sales of assets, other than inventory, in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. ASU 2016-16 will be effective for CSC in fiscal year 2019 and early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. CSC is currently evaluating the impact of ASU 2016-16 on its consolidated financial position and results of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addressed eight cash flow classification issues that have created diversity in practice, providing definitive guidance on classification of certain cash receipts and payments. ASU 2016-15 will be effective for CSC in fiscal year 2019 and early adoption is permitted. This ASU must be adopted retrospectively for all periods presented but may be applied prospectively if retrospective application would be impracticable. CSC is currently evaluating the impact that adoption of ASU 2016-15 may have on its statements of cash flows in future reporting periods.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will be effective for CSC in fiscal 2020. This ASU must be adopted using a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. CSC is currently evaluating the impact that the adoption of ASU 2016-13 may have on its financial statements in future reporting periods.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This amendment is intended to increase transparency and comparability among organizations by recognizing virtually all lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 will be effective for CSC in fiscal 2020 and early adoption is permitted. This ASU must be adopted using a modified retrospective transition and provides for certain practical expedients. CSC is currently evaluating the effect the adoption of ASU 2016-02 will have on its existing accounting policies and the consolidated financial statements in future reporting periods, but expects there will be an increase in assets and liabilities on its balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be significant. Refer to Note 23 - Commitments and Contingencies of the Annual Report on Form 10-K for the fiscal year ended April 1, 2016, for information about the Company’s operating lease obligations.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for CSC in fiscal 2019. This ASU should be applied prospectively to equity investments that exist as of the date of adoption for equity securities without readily determinable fair values. CSC is currently evaluating the impact that adoption of ASU 2016-01 may have on its financial statements in future reporting periods.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which CSC expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of CSC’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require CSC to apply ASU 2014-09 to each prior reporting period presented. The second method would require CSC to retrospectively apply

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for CSC beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued by the FASB in August 2015 and extended the original effective date by one year. CSC is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, "Identifying Performance Obligations and Licensing," issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, CSC will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

Other recently issued ASUs effective after January 1, 2017 are not expected to have a material effect on CSC's financial statements in future reporting periods.

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

The purchase consideration included cash of $8 million paid at closing, the estimated fair value of contingent consideration as of the acquisition date of $6 million and $1 million being withheld by the Company for one year following the closing of the acquisition as security for potential claims against the seller. The estimated amount of contingent consideration was based on a contractually defined target of Aspediens' revenue growth during two specified periods, as well as other considerations. The preliminary purchase price was allocated to assets acquired and liabilities assumed based upon the current determination of fair values at the date of acquisition, as follows: $9 million to current assets, $1 million to noncurrent assets, $9 million to intangible assets other than goodwill, $8 million to current liabilities, $5 million to long-term liabilities and $9 million to goodwill. The goodwill is associated with the Company's GBS segment and is not tax deductible. The amortizable lives associated with the intangible assets acquired includes customer relationships which have a ten-year estimated useful life. Transaction costs associated with the acquisition were less than $1 million and are included within selling, general and administrative expenses in the Company's unaudited Condensed Consolidated Statements of Operations.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On May 5, 2016, CSC acquired the remaining shares of Xchanging for a purchase price of $2.76 per share, or approximately $623 million, resulting in total cash consideration paid to and on behalf of the Xchanging shareholders of $693 million (or $492 million net of cash acquired) in the aggregate, which was funded from existing cash balances and borrowings under CSC's credit facility. Subsequent to the acquisition, the Company repaid the $254 million of acquired debt. Transaction costs associated with the acquisition of $17 million are included within selling, general and administrative expenses in the Company's unaudited Condensed Consolidated Statements of Operations. The acquisition will expand CSC's market coverage in the global insurance industry and will enable the Company to offer access to a broader, partner-enriched portfolio of services including property and casualty insurance and wealth management business processing services.

The Company’s purchase price allocation for the Xchanging acquisition is preliminary and subject to revision as additional information related to the fair value of assets and liabilities associated with income taxes becomes available as the fiscal 2016 tax returns are finalized. During the three months ended December 30, 2016, the Company revised the fair value estimates associated with its acquisition accounting for the Xchanging acquisition consummated on May 5, 2016 that resulted in adjustments to the previously reported allocation of purchase consideration. The adjustments were a result of changes to the original fair value estimates of certain items acquired and are the result of additional information obtained since July 1, 2016 that related to facts and circumstances that existed at the respective acquisition date.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is presented below:

(in millions)	Estimated Fair Value
Cash and cash equivalents	$201
Accounts receivable and other current assets	216
Intangible assets - developed technology	97
Intangible assets - customer relationships	457
Intangible assets - trade names	10
Intangible assets - other	20
Deferred tax asset, long-term	65
Property and equipment and other noncurrent assets	11
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(216)
Deferred revenue and advance contract payments	(52)
Debt	(254)
Deferred tax liability, long-term	(100)
Other long-term liabilities	(117)
Total identifiable net assets acquired	338
Goodwill	636
Noncontrolling interest	(281)
Total estimated consideration	$693

The amortizable lives associated with the intangible assets acquired are as follows:

Description	Estimated Useful Lives (Years)
Developed technology	7-8
Customer relationships	15
Trade names	3-5

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when Xchanging was acquired. The goodwill arising from the acquisition was allocated to the Company's reportable segments based on the relative fair value of the expected incremental cash flows as $604 million to GBS segment and $32 million to GIS segment. The goodwill associated with this acquisition is not deductible for tax purposes.

For the three and nine months ended December 30, 2016, Xchanging contributed revenues of approximately $126 million and $335 million, respectively, and income from continuing operations of approximately $12 million and $23 million, respectively, to CSC's consolidated results.

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

The acquisition continues CSC’s process of rebalancing its offering portfolio, strengthening CSC’s next-generation delivery model, and expanding its client base around the world. Transaction costs associated with the acquisition of $7 million are included within selling, general and administrative expenses in the Company's unaudited Condensed Consolidated Statements of Operations. The UXC purchase price was allocated to assets acquired and liabilities assumed based upon the determination of fair value at the date of acquisition as follows: $125 million to current assets, $37 million to noncurrent assets, $91 million to intangible assets other than goodwill, $153 million to current liabilities, $50 million to long-term liabilities and $252 million to goodwill. The amortizable lives associated with the intangible assets acquired includes customer relationships, which have an estimated useful life of ten years and software and trade names, both of which have indefinite lives. The goodwill arising from the acquisition was allocated to both of the Company's reportable segments and is not deductible for tax purposes.

Axon Acquisition

On December 11, 2015, CSC acquired all of the outstanding capital stock of Axon Puerto Rico, Inc. (Axon), a provider of enterprise application and infrastructure managed services to aerospace and defense, and other commercial industries, for cash consideration of $29 million (net of cash acquired of $5 million). The acquisition further advances CSC’s position as a leader in providing cost effective, highly-secure IT managed services to firms worldwide, strengthens CSC’s next-generation delivery model and expands its network of regional delivery centers. The purchase price was allocated to assets acquired and liabilities assumed based upon the determination of fair values at the date of acquisition, as follows: $5 million to current assets, $3 million to noncurrent assets, $11 million to an intangible asset other than goodwill, $2 million to current liabilities and $12 million to goodwill. The goodwill is associated with the Company's GBS segment and is tax deductible. The amortizable lives associated with the intangible assets acquired includes customer relationships which have an estimated useful life of ten years. Transaction costs associated with the acquisition were less than $1 million and are included within selling, general and administrative expenses in the Company's unaudited Condensed Consolidated Statements of Operations.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fixnetix Acquisition

On September 24, 2015, CSC acquired Fixnetix, Limited (Fixnetix), a privately held provider of front-office managed trading solutions for capital markets clients, for total purchase consideration of $112 million ($88 million of cash at closing, net of $1 million of cash acquired and $19 million of contingent consideration). The fair value measurement of remaining contingent consideration as of December 30, 2016 was zero. The acquisition enhanced CSC's ability to offer capital market clients an expanded range of as-a-service front office capabilities and address growing demand for greater efficiency and innovation in trading, market data, hosting, infrastructure, connectivity and risk management.

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

Note 4 - Divestitures

During fiscal 2016, the Company completed the separation of NPS. As a result, the operating results for NPS were reclassified to discontinued operations. The following table details the components of discontinued operations:

	For the periods ended January 1, 2016
(in millions)	Three months ended	Nine months ended
Revenues	$580	$2,504
Costs of services	(446)	(1,935)
Selling, general and administrative	(15)	(52)
Depreciation and amortization	(23)	(90)
Restructuring costs	—	(1)
Separation and merger costs	(47)	(103)
Interest expense	(4)	(15)
Other income, net	(1)	21
Total income from discontinued operations, before income taxes	44	329
Income tax expense	(14)	(113)
Total income from discontinued operations	$30	$216

There was no gain or loss on disposition recognized as a result of the Separation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following selected financial information of NPS is included in the unaudited Condensed Consolidated Statements of Cash Flows:

(in millions)	Nine months ended January 1, 2016
Depreciation	$76
Amortization	$15
Capital expenditures	$(75)
Significant operating non-cash items:
Net gain on disposition of business	$22
Significant investing non-cash items:
Capital expenditures in accounts payable	$(7)
Disposition of assets	$(10)

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

Pursuant to the IP matters agreement, which grants CSRA perpetual, royalty-free, non-assignable licenses to certain software products, trademarks and workflow and design methodologies owned by CSC, CSRA agreed to pay CSC an annual net maintenance fee of $30 million per year for each of the five years following the Separation in exchange for maintenance services. During the first six months of fiscal 2017, the period during which CSRA was considered a related party, CSC recognized related party revenue in its unaudited Condensed Consolidated Statements of Operations of $15 million under the IP matters agreement and $26 million under various other commercial agreements with CSRA.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 - Earnings Per Share

Basic earnings per common share (EPS) and diluted EPS are calculated as follows:

	Three months ended		Nine months ended
(in millions, except per-share amounts)	December 30, 2016	January 1, 2016(1)	December 30, 2016	January 1, 2016(1)

Net income attributable to CSC common stockholders
From continuing operations	$31	$22	$25	$179
From discontinued operations	—	28	—	205
	$31	$50	$25	$384
Common share information:
Weighted average common shares outstanding for basic EPS	140.88	138.86	140.13	138.36
Dilutive effect of stock options and equity awards	3.93	2.71	3.67	3.03
Weighted average common shares outstanding for diluted EPS	144.81	141.57	143.80	141.39

Earnings per share – basic and diluted:
Basic EPS:
Continuing operations	$0.22	$0.16	$0.18	$1.29
Discontinued operations	—	0.20	—	1.49
Total	$0.22	$0.36	$0.18	$2.78

Diluted EPS:
Continuing operations	$0.21	$0.15	$0.17	$1.27
Discontinued operations	—	0.20	—	1.45
Total	$0.21	$0.35	$0.17	$2.72

(1) The Company adopted ASU 2016-09 during the fourth quarter of fiscal 2016, effective as of the beginning of the fiscal year. As a result, weighted average diluted shares outstanding has been adjusted from the amount previously reported for the three and nine months ended January 1, 2016 to exclude excess tax benefits from the assumed proceeds in the diluted shares calculations. The adoption of this standard resulted in diluted weighted average shares outstanding of 141.57 million and 141.39 million for the three and nine months ended January 1, 2016, respectively, compared to 141.18 million and 141.00 million as calculated under the previous guidance.

For the three months ended December 30, 2016, stock options of 1,956,698 and restricted stock units (RSUs) of 1,470 were excluded from the computation of diluted EPS because they would have been anti-dilutive. For the nine months ended December 30, 2016, stock options of 1,621,950 and RSUs of 1,611 were excluded from the computation of diluted EPS because inclusion of these amounts would have been anti-dilutive. For the three and nine months ended January 1, 2016, stock options of 2,953,605 and 1,986,904, respectively, and RSUs of 273,989 and 222,862, respectively, were excluded from the computation of diluted EPS, which if included, would have been anti-dilutive.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 - Sale of Receivables

On December 21, 2016, the Company established a $250 million accounts receivable securitization facility (the Receivables Facility) with certain unaffiliated financial institutions (the Purchasers). Under the Receivables Facility, the Company and certain of its subsidiaries sell billed and unbilled accounts receivable to CSC Receivables, LLC (CSC Receivables), a wholly owned bankruptcy-remote entity. CSC Receivables in turn sells such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. Sales of receivables by CSC Receivables occur continuously and are settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and a deferred purchase price receivable (DPP). The DPP is realized by the Company upon the ultimate collection of the underlying receivables sold to the Purchasers. The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of December 30, 2016, the total availability under the Receivables Facility was approximately $224 million. The Receivables Facility terminates on December 20, 2017, but may be extended. The Company expects to use the proceeds from receivables sales under the Receivables Facility for general corporate purposes.
The Company accounts for receivables sold under the Receivables Facility as a sale of financial assets pursuant to ASC 860 “Transfers and Servicing” and derecognizes these receivables, as well as the related allowances, from its Condensed Consolidated Balance Sheets. The Company has no retained interests in the transferred receivables, other than collection and administrative services and its right to the DPP. The Company carries the DPP at fair value determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses (see Note 7 - Fair Value). The DPP is included in receivables, net of allowance for doubtful accounts on the unaudited Condensed Consolidated Balance Sheets.
The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on sale of receivables was recorded. In exchange for the sale of accounts receivable as of December 30, 2016, the Company received cash of $241 million and recorded a DPP. The DPP, which fluctuates over time based on amounts of new receivables sold and cash collections, was $311 million as of December 30, 2016. Additionally, as of December 30, 2016, the Company recorded a $17 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility exceeded the maximum funding limit.
CSC pays a fee at each monthly settlement date for the drawn and undrawn portions of the Receivables Facility, which is classified as selling, general and administrative expense in the unaudited Condensed Consolidated Statement of Operations. Due to the short duration that the Receivables Facility was available during the three months ended December 30, 2016, no expense has been recognized related to the fee.
The Company reflects all cash flows related to the Receivables Facility as operating activities in its Condensed Consolidated Statements of Cash Flows because the cash received from the Purchasers upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.
The Company’s risk of loss following the transfer of accounts receivable under the Receivables Facility is limited to the DPP outstanding and any short-falls in collections for specified non-credit related reasons after sale. Payment of the DPP is not subject to significant risks other than delinquencies and credit losses on accounts receivable sold under the Receivables Facility.
The receivable securitization program agreements contain certain customary representations and warranties and affirmative covenants, including as to the eligibility of the receivables being sold and contain customary program termination events and non-reinvestment events. CSC was in compliance with all covenants associated with its Receivables Facility as of December 30, 2016.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 - Fair Value

Fair value measurements on a recurring basis

The following tables present the Company’s assets and liabilities, excluding pension assets, that are measured at fair value on a recurring basis:

		Fair Value Hierarchy
(in millions)	Fair Value	Level 1	Level 2	Level 3
	December 30, 2016
Assets:
Money market funds and money market deposit accounts	$327	$327	$—	$—
Deferred purchase price receivable	311	—	—	311
Derivative instruments	25	—	25	—
Total assets	$663	$327	$25	$311

Liabilities:
Contingent consideration	$6	$—	$—	$6
Derivative instruments	35	—	35	—
Total liabilities	$41	$—	$35	$6

	April 1, 2016
Assets:
Money market funds and money market deposit accounts	$348	$348	$—	$—
Time deposits	1	1	—	—
Available for sale equity investments	66	66	—	—
Derivative instruments	15	—	15	—
Total assets	$430	$415	$15	$—

Liabilities:
Derivative instruments	$11	$—	$11	$—
Total liabilities	$11	$—	$11	$—

The Company's money market funds, money market deposit accounts and time deposits are reported in cash and cash equivalents; the deferred purchase price receivable (see Note 6 - Sale of Receivables) is included in receivables, net of allowance for doubtful accounts. Available for sale equity investments (which was the Company's investment in Xchanging prior to the completion its acquisition as described in Note 3 - Acquisitions) are included in prepaid expenses and other current assets on the accompanying unaudited Condensed Consolidated Balance Sheets. The balance sheet classifications of the Company's derivative instruments are presented in Note 8 - Derivative Instruments. The fair value of contingent consideration is related to the Company's acquisition of Aspediens (see Note 3 - Acquisitions) and is included in other liabilities. There were no transfers between any of the levels during the periods presented.

Fair value of the deferred purchase price receivable is based on the face amount of the receivables adjusted for anticipated credit losses which are Level 3 inputs.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial instruments not measured at fair value

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. As of December 30, 2016, the carrying amount of the Company’s long-term debt, excluding capital leases, and the estimated fair value was $2.2 billion. The fair value of long-term debt is estimated based on current interest rates offered to the Company for instruments with similar terms and remaining maturities and classified as Level 2.

The Company is subject to counterparty risk in connection with its derivative instruments (see Note 8 - Derivative Instruments). With respect to its foreign currency derivatives, as of December 30, 2016 there were eight counterparties with concentration of credit risk. Based on gross fair value of these foreign currency derivative instruments, the maximum amount of loss that the Company could incur is approximately $20 million.

The Company’s credit risk is also affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases. As of December 30, 2016, the Company had $9 million of accounts receivable and $8 million of related allowance for doubtful accounts with customers involved in bankruptcy proceedings.

Note 8 - Derivative Instruments

The following table presents the fair values of derivative instruments included in the unaudited Condensed Consolidated Balance Sheets:

	Derivative Assets
		As of
(in millions)	Balance sheet line item	December 30, 2016	April 1, 2016

Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$5	$—
Foreign Currency forward contracts	Prepaid expenses and other current assets	9	3
Total fair value of derivatives designated for hedge accounting		$14	$3

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Prepaid expenses and other current assets	$11	$12
Total fair value of derivatives not designated for hedge accounting		$11	$12

	Derivative Liabilities
		As of
(in millions)	Balance sheet line item	December 30, 2016	April 1, 2016

Derivatives designated for hedge accounting:
Interest rate swaps	Other long-term liabilities	$1	$—
Foreign Currency forward contracts	Accrued expenses and other current liabilities	—	4
Total fair value of derivatives designated for hedge accounting:		$1	$4

Derivatives not designated for hedge accounting:
Foreign Currency forward contracts	Accrued expenses and other current liabilities	$34	$7
Total fair value of derivatives not designated for hedge accounting		$34	$7

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivatives designated for hedge accounting

Cash flow hedges

As of December 30, 2016, the Company had a series of interest rate swap agreements with a total notional amount of $602 million. These instruments were designated as cash flow hedges of the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted the debt into fixed interest rate debt. During the three months ended December 30, 2016 the Company terminated certain interest rate swap agreements which had aggregate notional values of $18 million and fair values of less than $1 million and derecognized the related derivative liability. The total hedge loss of less than $1 million was recognized as interest expense in the unaudited Condensed Consolidated Statements of Operations.

For the three months ended December 30, 2016, the Company performed both retrospective and prospective hedge effectiveness analysis for the interest rate swaps designated as cash flow hedges. The Company applied the long-haul method outlined in ASC 815, “Derivatives and Hedging,” to assess retrospective and prospective effectiveness of the interest rate swaps. A quantitative effectiveness analysis assessment of the hedging relationship was performed using regression analysis. As of December 30, 2016, the Company has determined that the hedging relationship was highly effective.

The Company has designated certain foreign currency forward contracts as cash flow hedges, to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of December 30, 2016 was $371 million and the related forecasted transactions extend through March 2019.

For the three months ended December 30, 2016, the Company performed an assessment at the inception of the cash flow hedge transactions that determined that all critical terms of the hedging instruments and hedged items match; therefore, there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in accumulated other comprehensive loss (OCI) and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period. During the three months ended December 30, 2016, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of December 30, 2016, approximately $8 million of the existing gains related to the cash flow hedges reported in accumulated OCI are expected to be reclassified into earnings within the next 12 months.

Derivatives not designated for hedge accounting

Total return swaps

During fiscal 2016, the Company had total return swaps derivative contracts (TRS) to manage exposure to market volatility of the notional investments underlying the Company's deferred compensation obligations. For accounting purposes, these TRS are not designated as hedges, as defined under ASC 815 and all changes in their fair value and changes in the associated deferred compensation liabilities are recorded in cost of services and selling, general and administrative expenses.

Foreign currency derivatives

The Company manages exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under ASC 815, “Derivatives and Hedging,” and all changes in their fair value are reported in current period earnings within the other income (expense) line of the unaudited Condensed Consolidated Statements of Operations. The notional amount of the foreign currency forward contracts outstanding as of December 30, 2016 was $1.9 billion.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amounts included within income (loss) from continuing operations, before taxes related to derivatives not designated for hedge accounting, net of remeasurement gains and losses:

		Three months ended		Nine months ended
(in millions)	Statement of Operations line item	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Total return swaps	Cost of services and Selling, general & administrative expenses	$—	$2	$—	$(1)
Foreign currency forwards	Other income (expense), net	2	(7)	(3)	(6)
Total		$2	$(5)	$(3)	$(7)

Other risks

As discussed further in Note 7 - Fair Value, the Company is exposed to the risk of losses in the event of non-performance by the counterparties to its derivative contracts. To mitigate counterparty credit risk, the Company regularly reviews its credit exposure and the creditworthiness of the counterparties. The Company also enters into enforceable master netting arrangements with some of its counterparties. However, for financial reporting purposes it is the Company’s policy to not offset derivative assets and liabilities despite the existence of enforceable master netting arrangements with some of its counterparties.

Note 9 - Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended December 30, 2016:

(in millions)	GBS	GIS	Total
Balance as of April 1, 2016, net	$914	$363	$1,277
Additions	613	32	645
Foreign currency translation	(134)	(8)	(142)
Balance as of December 30, 2016, net	$1,393	$387	$1,780

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

At the end of the third quarter of fiscal 2017, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators, and, therefore, it was unnecessary to perform an interim goodwill impairment test as of December 30, 2016.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	As of December 30, 2016
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$2,361	$1,563	$798
Outsourcing contract costs	768	457	311
Customer and other intangible assets	926	251	675
Total intangible assets	$4,055	$2,271	$1,784

	As of April 1, 2016
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$2,243	$1,531	$712
Outsourcing contract costs	828	494	334
Customer and other intangible assets	485	203	282
Total intangible assets	$3,556	$2,228	$1,328

Total intangible assets amortization was $81 million and $75 million for the three months ended December 30, 2016 and January 1, 2016, respectively. Total intangible assets amortization included reductions of revenue for amortization of outsourcing contract cost premiums of $2 million and $3 million, respectively. Amortization expense related to capitalized software, included within total intangible assets amortization, was $41 million and $43 million for the three months ended December 30, 2016 and January 1, 2016, respectively.

Total intangible assets amortization was $243 million and $214 million for the nine months ended December 30, 2016 and January 1, 2016, respectively. Total intangible assets amortization included reductions of revenue for amortization of outsourcing contract cost premiums of $8 million and $8 million, respectively. Amortization expense related to capitalized software, included within total intangible assets amortization, was $122 million and $125 million for the nine months ended December 30, 2016 and January 1, 2016, respectively.

The change in accumulated amortization for the three months and nine months ended December 30, 2016 also included foreign currency translation of $42 million and $68 million, respectively.

Estimated future amortization related to intangible assets as of December 30, 2016 is as follows:

Fiscal year	(in millions)
Remainder of 2017	$86
2018	$307
2019	$282
2020	$257
2021	$214

During the nine months ended January 1, 2016, CSC sold certain fully amortized intangible assets to a third party and recorded a $31 million gain on sale as a reduction of cost of sales in its GIS segment. There were no sales of intangible assets to a third party during the first nine months of fiscal 2017.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 - Debt

The following is a summary of the Company's debt:

	As of
(in millions)	December 30, 2016	April 1, 2016
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper	$622	$559
Current maturities of long-term debt	48	79
Current maturities of capitalized lease liabilities	36	72
Short-term debt and current maturities of long term debt	$706	$710

Long-term debt, net of current maturities
4.45% term notes, due September 2022	$454	$454
Loan payable, due July 2021	72	—
Loan payable, due March 2021	571	575
Loan payable, due January 2019	227	284
Loan payable, due May 2016	—	71
Revolving credit facility(1)	675	395
Lease credit facility, various(1)	63	49
Capitalized lease liabilities	101	141
Borrowings for assets acquired under long-term financing	74	51
Mandatorily redeemable preferred stock outstanding, due March 2023	61	61
Other borrowings	3	4
Long-term debt	2,301	2,085
Less: current maturities of long-term debt	84	151
Long-term debt, net of current maturities	$2,217	$1,934

(1) Classified as short-term if the Company intends to repay within 12 months and as long-term otherwise.

During fiscal 2017, CSC increased the maximum size of its existing euro-denominated commercial paper program (the ECP Program) from €500 million to €1 billion, or its equivalent, in alternative currencies. The Company had borrowings of $1.7 billion and repayments of $1.6 billion under the ECP Program during the nine months ended December 30, 2016.

During the first nine months of fiscal 2017, the Company, through its CSC Australia PTY Limited (CSCA) subsidiary, entered into an AUD $100 million loan payable maturing July 2021, the proceeds of which were used to repay amounts drawn under the revolving credit facility by CSCA incurred to complete the UXC acquisition. The loan payable agreement permits the Company to request incremental loans of up to AUD $175 million which, if requested by the Company and agreed to by the lenders, would result in a maximum of AUD $275 million in total term facilities. During the nine months ended December 30, 2016, the Company repaid $18 million of its loan payable due January 2019. During fiscal 2017, the loan payable due May 2016 was replaced with borrowings under the revolving credit facility.

During the nine months ended December 30, 2016, the Company repaid $54 million and borrowed $50 million under the loan payable due March 2021.

During the nine months ended December 30, 2016, CSC amended its existing revolving credit facility to expand its borrowing capacity to $3.02 billion and extend the maturity date. In addition, the Company entered into conditional revolver commitments totaling $740 million which will further expand CSC's borrowing capacity up to $3.76 billion if fully accepted by the Company, contingent upon the closing of its announced merger with the Enterprise Services segment of Hewlett Packard Enterprise Company (HPES). CSC drew down $920 million on the revolving credit facility largely to fund the UXC and Xchanging acquisitions and repaid $520 million during the first nine months of fiscal 2017. Additionally, during the first nine months of

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

fiscal 2017, the Company repaid $254 million of acquired credit facility borrowings related to its acquisition of Xchanging (see Note 3 - Acquisitions). The amended maturity dates of commitments under the credit facility are as follows:

Fiscal year	(in millions)
2020	$70
2021	70
2022	2,880
Total	$3,020

During the first nine months of fiscal 2016, the Company amended its existing master loan and security agreement entered into by CSC Asset Funding I LLC , which reduced the aggregate commitment under its lease credit facility from $250 million to $150 million. The drawdown availability period of the lease credit facility expires November 29, 2017 and, once drawn, converts into individual term notes of varying terms up to 60 months, depending upon the nature of the underlying equipment or software being financed. CSC was in compliance with all financial covenants associated with its borrowings as of December 30, 2016.

Note 11 - Pension and Other Benefit Plans

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

Subsequent to the Separation, U.S. pension and other U.S. benefit plans represent an insignificant portion of the Company's pension and other post-retirement benefits. As a result, the disclosures below include the Company's U.S. and non-U.S. pension plans on a global consolidated basis. The net periodic pension benefit included the following components:

	Three months ended		Nine months ended
(in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Service cost	6	6	$17	$19
Interest cost	20	24	62	71
Expected return on assets	(40)	(46)	(123)	(137)
Amortization of prior service costs	(4)	(4)	(13)	(14)
Recognition of actuarial (gain) loss	—	(8)	—	(8)
Contractual termination benefit	—	7	—	7
Net periodic pension benefit	$(18)	$(21)	$(57)	$(62)

The weighted-average rates used to determine net periodic pension cost for the three and nine months ended December 30, 2016 and January 1, 2016 were as follows:

	December 30, 2016	January 1, 2016
Discount or settlement rates	3.1%	3.0%
Expected long-term rates of return on assets	6.3%	6.3%
Rates of increase in compensation levels	2.6%	2.8%

The Company contributed $21 million and $31 million to the defined benefit pension plans during the three and nine months ended December 30, 2016, respectively. The Company expects to contribute an additional $29 million during the remainder of fiscal 2017.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 - Income Taxes

The Company's effective tax rate (ETR) from continuing operations was 26.0% and (192.3)% for the three and nine months ended December 30,2016, respectively, as compared to 71.8% and 8.6% for the three and nine months ended January 1, 2016. For the three months ended December 30, 2016, the primary driver of the ETR was the global mix of income. For the nine months ended December 30, 2016, the primary drivers of the ETR were the global mix of income, release of a valuation allowance in a non-U.S. jurisdiction and excess tax benefits related to employee share-based payment awards. The primary drivers of the ETR for the three months ended January 1, 2016 were the global mix of income, the impact of changes in tax law and the recording of a valuation allowance against certain state deferred tax assets. The primary drivers of the ETR for the nine months ended January 1, 2016 were the global mix of income, excess tax benefits related to employee share-based payment awards, the recording of a valuation allowance against certain state deferred tax assets and the release of a reserve for uncertain tax positions following the closure of an audit in a non-U.S. jurisdiction.

There were no material changes to uncertain tax positions during the first nine months of fiscal 2017 compared to the fiscal 2016 year-end.

The Company is currently undergoing an IRS audit for its fiscal years 2011 through 2013 US Federal tax returns. In January of 2017, the Company received Notices of Proposed Adjustment (NOPAs) disallowing certain transfer pricing deductions. The company is assessing the IRS’s position in the NOPAs and believes its tax position is more-likely-than-not sustainable and that it will ultimately prevail. Accordingly, no unrecognized tax benefits have been recorded for this tax position.

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

Note 13 - Stock Incentive Plans

The Company recognized stock-based compensation expense (benefit) as follows:

	Three months ended		Nine months ended
(in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Cost of services	$7	$8	$19	$6
Selling, general and administrative	14	13	37	22
Total	$21	$21	$56	$28
Total, net of tax	$14	$14	$38	$18

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. The weighted average grant-date fair values of stock options granted during the nine months ended December 30, 2016 and January 1, 2016 were $12.41 and $9.03 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted-average assumptions:

	Nine months ended
	December 30, 2016	January 1, 2016
Risk-free interest rate	1.55%	1.82%
Expected volatility	29%	31%
Expected term (in years)	6.19	6.25
Dividend yield	1.66%	1.39%

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

Employee Incentives

The Company currently has two active stock incentive plans that authorize the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock and the settlement of RSUs. As of December 30, 2016, 14,068,488 shares of CSC common stock were available for the grant of future stock options, equity awards or other stock-based incentives to employees under such stock incentive plans.

Stock Options

The Company’s standard vesting schedule for stock options is one-third of the total stock option award on each of the first three anniversaries of the grant date. Stock options are generally exercisable for a term of ten years from the grant date. Information concerning stock options granted under the Company's stock incentive plans is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding as of April 1, 2016(1)	5,366,621	$24.83	7.06	$51
Granted	2,109,935	49.18
Exercised	(2,240,251)	21.50		60
Canceled/Forfeited	(359,104)	34.90
Expired	(53,545)	23.77
Outstanding as of December 30, 2016	4,823,656	36.28	7.97	112
Vested and expected to vest in the future as of December 30, 2016	4,541,299	35.80	7.89	107
Exercisable as of December 30, 2016	1,550,073	$24.33	5.81	$54

(1) The amount of the weighted average exercise price and aggregate intrinsic value has been revised to reflect the impact of the Separation.

The total intrinsic value of options exercised during the nine months ended December 30, 2016 and January 1, 2016 was $60 million and $40 million, respectively. The cash received from stock options exercised during the nine months ended

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 30, 2016 and January 1, 2016 was $47 million and $72 million, respectively. As of December 30, 2016, there was $27 million of total unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.13 years.

Restricted Stock Units

Information concerning RSUs granted under the Company's stock incentive plans is as follows:

	Number of Shares	Weighted Average Fair Value per share
Outstanding as of April 1, 2016(1)	3,597,999	$29.25
Granted	1,148,688	47.70
Released/Issued	(576,980)	26.73
Canceled/Forfeited	(368,463)	31.99
Outstanding as of December 30, 2016	3,801,244	$34.94

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

As of December 30, 2016, there was $73 million of total unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.99 years.

Non-employee Director Incentives

The Company has one stock incentive plan that authorizes the issuance of stock options, restricted stock and other stock-based incentives to non-employee directors upon terms approved by the Company’s Board of Directors. As of December 30, 2016, 593,136 shares of CSC common stock remained available for grant to non-employee directors as RSUs or other stock-based incentives.

Information concerning RSUs granted to non-employee directors is as follows:

	Number of Shares	Weighted Average Fair Value per share
Outstanding as of April 1, 2016(1)	89,046	$27.00
Granted	33,600	47.35
Released/Issued	(32,080)	28.58
Canceled/Forfeited	(4,800)	30.31
Outstanding as of December 30, 2016	85,766	$34.19

(1) The amount of the weighted average fair value per share has been revised to reflect the impact of the Separation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 - Accumulated Other Comprehensive (Loss) Income

The following tables show the changes in accumulated other comprehensive (loss) income, net of taxes for the three months ended December 30, 2016 and January 1, 2016:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-Retirement Benefit Plans(1)	Accumulated Other Comprehensive Loss
Balance at September 30, 2016	$(405)	$8	$282	$(115)
Current-period other comprehensive loss, net of taxes	(174)	6	—	(168)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(3)	(3)
Balance at December 30, 2016	$(579)	$14	$279	$(286)

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-Retirement Benefit Plans	Transfer to CSRA	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2015	$(373)	$(14)	$326	$—	$(61)
Current-period other comprehensive loss, net of taxes	(17)	7	—	—	(10)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(4)	(31)	(35)
Balance at January 1, 2016	$(390)	$(7)	$322	$(31)	$(106)

The following tables show the changes in accumulated other comprehensive (loss) income, net of taxes for the nine months ended December 30, 2016 and January 1, 2016:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-Retirement Benefit Plans(1)	Accumulated Other Comprehensive Loss
Balance at April 1, 2016	$(399)	$(1)	$289	$(111)
Current-period other comprehensive loss, net of taxes	(180)	15	—	(165)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(10)	(10)
Balance at December 30, 2016	$(579)	$14	$279	$(286)

(1) Balance at April 1, 2016 is net of transfer to CSRA of $31 million.

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Pension and Other Post-Retirement Benefit Plans	Transfer to CSRA	Accumulated Other Comprehensive Income (Loss)
Balance at April 3, 2015	$(316)	$(2)	$339	$—	$21
Current-period other comprehensive loss, net of taxes	(74)	(5)	(1)	—	(80)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(16)	(31)	(47)
Balance at January 1, 2016	$(390)	$(7)	$322	$(31)	$(106)

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 - Supplemental Cash Flow

Supplemental cash flow information is provided below.

(in millions)	Nine months ended
	December 30, 2016	January 1, 2016
Cash paid for:
Interest	$70	$72
Income taxes, net of refunds	$43	$61

Non-cash activities:
Operating:
Depreciation	$259	$297
Investing:
Capital expenditures in accounts payable and accrued expenses	$33	$42
Capital expenditures through capital lease obligations	$34	$48
Assets acquired under long-term financing	$75	$—
Financing:
Dividends declared but not yet paid	$20	$38

Note 16 - Segment Information

CSC's reportable segments are strategic business units that offer different products and services and whose operating results are regularly reviewed by CSC's chief operating decision maker which is the Chief Executive Officer. Due to the Separation, on November 27, 2015, North American Public Sector is no longer included as a reportable segment and its results have been reclassified to discontinued operations, net of taxes, for the three and nine months ended January 1, 2016. CSC now operates in two reportable segments, as follows:

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

The following tables summarize operating results regularly provided to the chief operating decision maker by reportable segment and a reconciliation to our unaudited Condensed Consolidated Financial Statements:

(in millions)	GBS	GIS	Corporate	Total
Three months ended December 30, 2016
Revenues	$1,046	$871	$—	$1,917
Consolidated segment operating income	$113	$64	$(12)	$165
Depreciation and amortization	$38	$107	$16	$161

Three months ended January 1, 2016
Revenues	$886	$864	$—	$1,750
Consolidated segment operating income	$101	$70	$(23)	$148
Depreciation and amortization	$33	$117	$11	$161

(in millions)	GBS	GIS	Corporate	Total
Nine months ended December 30, 2016
Revenues	$3,130	$2,588	$—	$5,718
Consolidated segment operating income	$269	$86	$(40)	$315
Depreciation and amortization	$115	$331	$48	$494

Nine months ended January 1, 2016
Revenues	$2,696	$2,603	$—	$5,299
Consolidated segment operating income	$299	$187	$(64)	$422
Depreciation and amortization	$93	$380	$30	$503

A reconciliation of consolidated segment operating income to (loss) income from continuing operations, before taxes is as follows:

	Three months ended		Nine months ended
(in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Consolidated segment operating income	$165	$148	$315	$422
Corporate G&A	(92)	(60)	(237)	(181)
Pension & OPEB actuarial & settlement gains (losses)	—	19	(1)	19
Interest expense	(33)	(33)	(87)	(92)
Interest income	8	8	26	26
Other income (expense), net	2	(4)	(3)	3
Income from continuing operations, before taxes	$50	$78	$13	$197

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 17 - Restructuring Costs

The Company recorded $3 million and $7 million of net restructuring costs for the three months ended December 30, 2016 and January 1, 2016, respectively. For the nine months ended December 30, 2016 and January 1, 2016, the Company recorded $85 million and $12 million, respectively. The costs recorded during the three and nine months ended December 30, 2016 were largely the result of implementing the Fiscal 2017 Plan, as described below.

The composition of restructuring costs by financial statement line item is as follows:

	Three months ended		Nine months ended
(in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Costs of services	$1	$11	$76	$9
Selling, general and administrative	2	(4)	9	3
Total	$3	$7	$85	$12

Of the total $74 million restructuring liability as of December 30, 2016, $70 million is a short-term liability and is included in accrued expenses and other current liabilities and $4 million is included in other liabilities.

Fiscal 2017 Plan

In May 2016, the Company initiated restructuring actions across its business segments in certain areas. The objective of the Fiscal 2017 Plan is to realign the Company's cost structure and resources to take advantage of operational efficiencies following recent acquisitions.

The composition of the restructuring liability for the Fiscal 2017 Plan was as follows:

(in millions)	Restructuring liability as of April 1, 2016	Costs expensed in fiscal 2017	Less: costs not affecting restructuring liability(1)	Cash paid	Other(2)	Restructuring liability as of December 30, 2016
Workforce reductions	$—	$89	(4)	$(37)	$(7)	$41
Facilities costs	—	4	—	(1)	—	3
	$—	$93	$(4)	$(38)	$(7)	$44

(1) Pension benefit augmentations recorded as a pension liability
(2) Foreign currency translation adjustments

Fiscal 2016 Plan

In September 2015, the Company initiated restructuring actions across its business segments. The objectives of the Fiscal 2016 Plan were to optimize utilization of facilities and rightsize overhead organizations as a result of the Separation.
The composition of the restructuring liability for the Fiscal 2016 Plan was as follows:

(in millions)	Restructuring liability as of April 1, 2016	Costs reversed in fiscal 2017	Cash paid	Other(1)	Restructuring liability as of December 30, 2016
Workforce reductions	$29	$(1)	$(12)	$(2)	$14
Facilities costs	30	(4)	(14)	(1)	11
	$59	$(5)	$(26)	$(3)	$25

(1) Foreign currency translation adjustments

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fiscal 2015 Plan

In June 2014, the Company initiated restructuring actions across its business segments. The objectives of the Fiscal 2015 Plan were to further reduce headcount in order to align resources to support business needs.

The composition of the restructuring liability for the Fiscal 2015 Plan is as follows:

(in millions)	Restructuring liability as of April 1, 2016	Costs reversed in fiscal 2017	Cash paid(1)	Restructuring liability as of December 30, 2016
Workforce reductions	$29	$(3)	$(21)	$5

(1) Includes $(18) million related to fourth quarter fiscal 2015 special restructuring

Restructuring Expense by Segment

The restructuring costs net of adjustments by segment are shown in the table below.

	Three months ended		Nine months ended
(in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
GBS	$1	$(4)	$23	$—
GIS	2	12	62	13
Corporate	—	(1)	—	(1)
Total	$3	$7	$85	$12

Note 18- Consolidated Variable Interest Entities

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
As of December 30, 2016 the assets and liabilities attributable to these entities were not material to the Company's unaudited Condensed Consolidated Balance Sheets. As of December 30, 2016, no assets were pledged by the Company as collateral and there was no additional exposure to the Company for loss due to its involvement with these entities.
The Company determined that it is the primary beneficiary of these entities and, as such, follows accounting treatment for variable interest entities that properly meet the criteria for consolidation.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 19 - Commitments and Contingencies

Commitments

The Company has entered into long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to seven years. If the specified minimums are not met, the Company would have an obligation to pay the service provider all or a portion of the shortfall. Minimum purchase commitments as of December 30, 2016 were as follows:

(in millions)	Minimum purchase commitment
Fiscal 2017	$89
Fiscal 2018	344
Fiscal 2019 and thereafter	1,365
Total	$1,798

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

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of December 30, 2016:

(in millions)	Surety bonds	Letters of credit	Stand-by letters of credit	Total
Fiscal 2017	$10	$10	$36	$56
Fiscal 2018	11	3	5	19
Fiscal 2019 and thereafter	—	32	18	50
Total	$21	$45	$59	$125

The Company generally indemnifies licensees of its proprietary software products against claims brought by third parties alleging infringement of their intellectual property rights (including rights in patents, with or without geographic limitations), copyrights, trademarks and trade secrets). CSC’s indemnification of its licensees relates to costs arising from court awards, negotiated settlements and the related legal and internal costs of those licensees. The Company maintains the right, at its own cost, to modify or replace software in order to eliminate any infringement. Historically, CSC has not incurred any significant costs related to licensee software indemnification.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The United States and the State of New York each filed amended complaints-in-intervention on September 6, 2016. The amended complaints include the claims that the Court declined to dismiss in its April 28, 2016 decision. The amended complaints also assert new claims based on allegations related to the compensation provisions of the Company’s contract with New York City. Finally, the amended complaint of the United States reasserts some of the previously-dismissed claims related to allegations of fraudulent defaulting practices, though the United States has indicated that it does not intend to pursue these claims at trial and included them only to preserve them for appeal. The Company believes that the allegations in these amended complaints are without merit and intends to vigorously defend itself. The Company filed motions to dismiss the amended complaints in their entirety on November 9, 2016. The United States and the State of New York filed memoranda in opposition to those motions on December 19, 2016. The Company filed its reply memoranda on January 31, 2017, and its motions to dismiss are now before the Court.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CSC v. Eric Pulier

On May 12, 2015, the Company and its wholly owned subsidiary, ServiceMesh Inc. (SMI), filed a civil complaint in the Court of Chancery of the State of Delaware against Eric Pulier, a former employee of SMI and the Company (C.A. No. 11011-VCP).

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

In March 2015, the Company became aware of, and began its own investigation into the circumstances surrounding, the arrests of two former employees of the Commonwealth Bank of Australia Ltd. (CBA) in connection with payments allegedly received by them, either directly or indirectly, from Mr. Pulier. SMI and CBA had entered into several contracts with each other, including contracts that contributed to the Earnout Payment. In April 2015, the Company was contacted by the Australian Federal Police regarding the alleged payments. Mr. Pulier resigned from the Company on April 22, 2015. The Company is cooperating with and assisting the Australian and U.S. authorities in their investigations of the conduct of various individuals involved in SMI transactions during the earnout period.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company filed a motion to dismiss Mr. Pulier’s Amended Counterclaim on September 29, 2016, and a brief in support of its motion to dismiss on October 14, 2016. Also on October 14, 2016, the Company filed a motion for partial summary judgment and a brief in support thereof. The motion for partial summary judgment seeks an order requiring SRS to release from escrow funds in the amount of $0.8 million, an amount equal to the legal and investigative costs incurred by the Company in investigating and responding to claims by a former employee and equity holder of SMI, plus pre- and post-judgment interest. The Court held a hearing on the Company’s motion to dismiss and motion for partial summary judgment on December 16, 2016.

Discovery is ongoing. Trial is set for January 29 through February 9, 2018.

Additionally, on February 17, 2016, Mr. Pulier filed a complaint against the Company and its subsidiary - CSC Agility Platform, Inc., formerly known as SMI - seeking advancement of his legal fees and costs in the case described above. The summary proceeding is in the Court of Chancery of the State of Delaware (C.A. No. 12005-CB). On May 12, 2016, the Court ruled that the Company is not liable to advance legal fees and costs to Mr. Pulier because he was not an officer or director of the Company, but that its subsidiary - as the successor to SMI - is liable for advancing 80% of Mr. Pulier’s fees and costs in the underlying action. The Court entered an Order granting the same relief on May 27, 2016. On July 7, 2016, Mr. Pulier requested advancement from CSC Agility Platform, Inc., as the successor to SMI, for his attorneys’ fees and expenses incurred in connection with criminal and regulatory investigations and prosecutions. CSC Agility Platform, Inc. requested additional information from Mr. Pulier relating to that demand and is investigating and analyzing that demand.

With respect to the Australian and U.S. authorities’ investigations, on September 27, 2016, one of the two former CBA employees settled charges with the SEC that he participated in a scheme with “CSC’s former Executive Vice President of Cloud Computing” to defraud CSC. The SEC alleged that the former CSC executive bribed the former CBA employee with at least $630,000 to have CBA enter into contracts with SMI to meet a $20 million revenue threshold so that the former CSC executive could receive $30 million of the approximately $98 million Earnout Payment.

Also on September 27, 2016, the United States Attorney’s Office for the Central District of California announced similar criminal charges against the former CBA employee for securities fraud and wire fraud.

The former CBA employee has also pleaded guilty to bribery charges in Australia and on December 20, 2016 was sentenced to three-and-a-half years in prison.

Law enforcement officials in Australia have also brought bribery-related charges against the other former CBA employee in connection with CBA’s contracts with SMI. On February 9, 2017, an Australian court is scheduled to hold a hearing on whether the other former CBA employee will be committed for trial on the bribery charges.

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Voluntary Disclosure of Certain Possible Sanctions Law Violations

On February 2, 2017 the Company submitted an initial notification of voluntary disclosure regarding certain possible violations of U.S. sanctions laws to the U.S. Department of Treasury, Office of Foreign Assets Control (OFAC) pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which the Company acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the U.K. The Company’s related internal investigation is continuing and the Company has undertaken to provide a full report of its findings to OFAC when completed. Further, the Company has committed to cooperate with OFAC.

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

COMPUTER SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Note 20 - Reconciliation of Previously Reported Amounts

During fiscal 2016, the Company identified certain errors in previously issued financial statements related to income taxes. These errors resulted in adjustments to the unaudited Condensed Consolidated Financial Statements for the three and six months ended October 2, 2015. The Company considered the guidance in ASC 250-10-S99-2 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” in evaluating the effects of these misstatements on the Company's previously issued financial statements and concluded that the previously issued financial statements were not materially misstated. To correct these misstatements, the Company increased income from continuing operations by $3 million for the three months ended January 1, 2016 and decreased income from continuing operations by $6 million for the nine months ended January 1, 2016.

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

(in millions)	Three months ended January 1, 2016
Condensed Consolidated Statements of Operations (unaudited)	As Previously Reported	Correction of Prior Period Misstatement(1)	Adoption of ASU 2016-09	As Adjusted
Income from continuing operations, before taxes	$78	$—	$—	$78
Income tax expense (benefit)	$63	$(3)	$(4)	$56
Income from continuing operations	$15	$3	$4	$22
Income from discontinued operations	$30	$—	$—	$30
Net income	$45	$3	$4	$52
Net income attributable to CSC common stockholders	$43	$3	$4	$50

(in millions)	Nine months ended January 1, 2016
Condensed Consolidated Statements of Operations (unaudited)	As Previously Reported	Correction of Prior Period Misstatement(1)	Adoption of ASU 2016-09	As Adjusted
Income from continuing operations, before taxes	$197	$—	$—	$197
Income tax expense (benefit)	$31	$6	$(20)	$17
Income (loss) from continuing operations	$166	$(6)	$20	$180
Income from discontinued operations	$216	$—	$—	$216
Net income (loss)	$382	$(6)	$20	$396
Net income (loss) attributable to CSC common stockholders	$370	$(6)	$20	$384

(1) Reflects the correction of misstatements identified related to previously issued financial statements as described in Note 1 - Basis of Presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and assumptions in this quarterly report on Form 10-Q and in the documents attached or incorporated by reference that do not relate to historical facts constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. These statements represent current assumptions regarding future business and financial performance of CSC, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking information contained in these statements include statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, management's assessment of estimates related to profitability of our long-term contracts and estimates related to impairment of contract-specific assets. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results described. These forward looking statements should be read in conjunction with our Annual Report on Form 10-K for the year ended April 1, 2016 (fiscal 2016 Form 10-K). The reader should also specifically consider the various risks discussed in Part II, Item 1A Risk Factors in this quarterly report on Form 10-Q, our previous fiscal 2017 Form 10-Qs and Part I, Item 1A Risk Factors in the fiscal 2016 Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements.

Many factors could cause actual results to differ materially from our forward-looking statements regarding the agreement to merge CSC with the Enterprise Services segment of Hewlett Packard Enterprise Company (HPE) including risks relating to the completion of the proposed transaction on anticipated terms and timing, including obtaining shareholder and regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, inability to achieve expected synergies, loss of revenues and delay or business disruption caused by difficulties in integrating the businesses of CSC and Enterprise Services. These risks as well as other risks associated with the proposed merger are more fully discussed in the proxy statement/prospectus-information statement that is included in the registration statement on Form S-4 (File No. 333-214393) filed with the SEC in connection with the proposed merger.

GENERAL

The following discussion and analysis provides information management believes relevant to an assessment and understanding of the consolidated results of operations and financial condition of Computer Sciences Corporation (CSC, we, our, us). This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in this report and our fiscal 2016 Form 10-K. The discussion below discusses our financial condition and results of operations as of and for the three and nine months ended December 30, 2016 and the comparable period of the prior fiscal year.

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

To achieve these objectives, management's discussion and analysis is presented with the following sections:

Overview - includes a description of our business, our mission, our reportable segments and our anticipated merger with the Enterprise Services segment of HPE.

Results of Operations - discusses quarter over quarter and year-to-date over year-to-date changes to operating results for the three and nine months ended December 30, 2016 and January 1, 2016; describes the factors affecting revenue on a consolidated and reportable segment basis, including new contracts, acquisitions, divestitures and currency impacts; explains the factors affecting changes in our costs and expenses; and provides non-GAAP financial measures used by management to evaluate our core operating performance on a consistent basis.

Liquidity and Capital Resources - discusses causes of changes in cash flows and describes our liquidity, available capital resources, off balance sheet arrangements, outstanding contractual obligations and dividends.

Off Balance Sheet Arrangements- details our off balance sheet arrangements likely to have a material effect.

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

Merger with the Enterprise Services segment of HPE

In May 2016, we announced that our Board of Directors unanimously approved a plan to merge CSC with HPES. On May 24, 2016, CSC entered into an Agreement and Plan of Merger, as amended on November 2, 2016, as further amended on December 6, 2016, and as may be further amended from time to time (Merger Agreement) with HPE, Everett Spinco, Inc., (Everett) a Delaware corporation and wholly-owned subsidiary of HPE and New Everett Merger Sub Inc., a Nevada corporation and wholly-owned subsidiary of Everett (Merger Sub). The Merger Agreement and a Separation and Distribution Agreement, dated as of May 24, 2016 between HPE and Everett, as amended on November 2, 2016, as further amended on December 6, 2016 and as may be further amended from time to time (the Separation Agreement), provides for the separation of the Everett business from the other businesses of HPE (the Separation); the distribution by HPE of 100% of the shares of Everett common stock to HPE stockholders on a pro rata basis (the Distribution); and the merger of Merger Sub with and into CSC (the Merger). CSC will continue as the surviving company and as a wholly owned subsidiary of Everett. Immediately following the Merger, approximately 50.1% of the outstanding shares of Everett common stock is expected to be held by pre-Merger Everett stockholders and approximately 49.9% of the outstanding shares of Everett common stock is expected to be held by pre-Merger CSC stockholders, in each case excluding any overlaps in the pre-transaction stockholder bases.

The strategic combination of the two complementary businesses will create one of the world’s largest pure-play IT services companies, uniquely positioned to lead clients on their digital transformations. The new company is expected to have annual revenues of $26 billion and more than 5,000 clients in 70 countries. We remain on track to close the merger between CSC and HPES on or about April 1, 2017, subject to customary closing conditions including approval by CSC shareholders. We have made progress in the past several months, which includes obtaining all regulatory clearances required to close the Merger, continuing our operational pre-integration planning with HPES, announcing the new company's senior leadership team and we expect to announce shortly the new company's Board of Directors. Lastly, our SEC filings remain on schedule.

RESULTS OF OPERATIONS

We report our results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first three months of the fiscal year to prevent the fiscal year from moving from an approximate end of March date. Fiscal 2015 was the last year which included the additional week.

During fiscal 2016, we completed the Separation of NPS and merger of NPS with SRA International, Inc. to form a new publicly traded company, CSRA Inc. As a result of the Separation, the unaudited Condensed Consolidated Statements of Operations and related financial information reflect NPS's operations as discontinued operations for the three and nine months ended January 1, 2016.

The following tables provide an analysis for select line items of the unaudited Condensed Consolidated Statements of Operations:

	Three months ended
(In millions, except per-share amounts)	December 30, 2016	January 1, 2016	Change	Percentage Change

Revenues	$1,917	$1,750	$167	9.5%

Total costs and expenses	1,867	1,672	195	11.7%

Income from continuing operations, before taxes	50	78	(28)	(35.9)%
Income tax expense (benefit)	13	56	(43)	(76.8)%
Income from continuing operations	37	22	15	68.2%
Income from discontinued operations, net of taxes	—	30	(30)	(100.0)%
Net income	$37	$52	$(15)	(28.8)%

Diluted earnings per share:
Continuing operations	$0.21	$0.15	$0.06	40.0%
Discontinued operations	—	0.20	(0.20)	(100.0)%
	$0.21	$0.35	$(0.14)	(40.0)%

	Nine months ended
(In millions, except per-share amounts)	December 30, 2016	January 1, 2016	Change	Percentage Change

Revenues	$5,718	$5,299	$419	7.9%

Total costs and expenses	5,705	5,102	603	11.8%

Income from continuing operations, before taxes	13	197	(184)	(93.4)%
Income tax benefit	(25)	17	(42)	(247.1)%
Income from continuing operations	38	180	(142)	(78.9)%
Income from discontinued operations, net of taxes	—	216	(216)	(100.0)%
Net income	$38	$396	$(358)	(90.4)%

Diluted (loss) earnings per share:
Continuing operations	$0.17	$1.27	$(1.10)	(86.6)%
Discontinued operations	—	1.45	(1.45)	(100.0)%
	$0.17	$2.72	$(2.55)	(93.8)%

Contract awards for the three and nine months ended December 30, 2016 were $2.4 billion and $6.5 billion, respectively, as compared to $2.7 billion and $6.3 billion for the comparable periods of the prior fiscal year. Contract awards are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates, and include approved option years. Segment awards may not add to total awards due to rounding.

Revenues

Revenues by segment are shown in the tables below:

	Three months ended
(in millions)	December 30, 2016	January 1, 2016	Change	Percentage Change
GBS	$1,046	$886	$160	18.1%
GIS	871	864	7	0.8%
Total Revenue	$1,917	$1,750	$167	9.5%

	Nine months ended
(in millions)	December 30, 2016	January 1, 2016	Change	Percentage Change
GBS	$3,130	$2,696	$434	16.1%
GIS	2,588	2,603	(15)	(0.6)%
Total Revenue	$5,718	$5,299	$419	7.9%

As a global company, more than half of our historical revenues have been earned in currencies other than the U.S. dollar. As a result, the changes in revenue denominated in currencies other than the U.S. dollar from period to period are impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. The following discussion contains references that are made on a constant currency basis so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby providing more meaningful comparisons of operating performance from period to period. Financial results on a constant currency basis are non-GAAP measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends.

The tables below indicate the percentage change in revenues due to changes in exchange rates for the three and nine months ended December 30, 2016 compared to the three and nine months ended January 1, 2016:

Three months ended	Increase at Constant Currency	Approximate Impact of Currency Fluctuations	Total
GBS	22.3%	(4.2)%	18.1%
GIS	4.9%	(4.1)%	0.8%
Cumulative Net Percentage	13.7%	(4.2)%	9.5%

Nine months ended	Increase at Constant Currency	Approximate Impact of Currency Fluctuations	Total
GBS	19.3%	(3.2)%	16.1%
GIS	2.5%	(3.1)%	(0.6)%
Cumulative Net Percentage	11.1%	(3.2)%	7.9%

The discussions below explain the remaining reasons for revenue changes besides foreign currency fluctuations.

Global Business Services

The 22.3% constant currency increase in GBS segment revenue for the three months ended December 30, 2016, as compared to the three months ended January 1, 2016, was driven by growth in next generation and Business Process Services offerings as well as the contributions from our recent acquisitions which we continue to integrate into our existing business, primarily within our Digital Applications and IS&S businesses. Digital Applications, our consulting and applications business, was up over 13% in constant currency and IS&S, where we continue to prioritize the development of our digital capabilities, was up nearly 36% in constant currency when compared to the three months ended January 1, 2016. This increase was partially offset by a decrease in revenue from contracts that concluded or were renewed at lower rates. Contract awards in GBS were approximately $1.1 billion and $1.6 billion during the three months ended December 30, 2016 and January 1, 2016, respectively.

GBS segment revenue for the nine months ended December 30, 2016 increased 19.3% in constant currency as compared to the nine months ended January 1, 2016. The increase was due to revenue from our recent acquisitions, primarily within our Digital Applications and IS&S businesses, which we continue to integrate into our existing business. This increase was partially offset by a decrease in revenue from contracts that concluded or were renewed at lower rates. For the nine months ended December 30, 2016, contract awards were approximately $3.9 billion, an increase of $0.7 billion over the comparable period last year of $3.2 billion.

Global Infrastructure Services

GIS segment revenue for the three months ended December 30, 2016 increased 4.9% in constant currency as compared to the three months ended January 1, 2016. The increase was due to revenue from our recent acquisitions, which we continue to integrate into our existing business. This increase was partially offset by a decrease in revenue from contracts that concluded or were renewed with scope changes or price-downs. For the three months ended December 30, 2016 contract awards were$1.3 billion an increase of $0.3 billion over the comparable period last year of $1.0 billion.

GIS segment constant currency revenue for the nine months ended December 30, 2016 increased 2.5%, as compared to the nine months ended January 1, 2016. The increase was due to revenue from our recent acquisitions, which we continue to integrate into our existing business. This increase was partially offset by a decrease in revenue from contracts that concluded or were renewed with scope changes or price-downs. GIS had contract awards of approximately $2.6 billion and $3.1 billion during the nine months ended December 30, 2016 and January 1, 2016, respectively. We continue to take actions to mitigate the secular headwinds facing our traditional ITO business and continue to focus GIS on the next generation needs of our clients.

Costs and Expenses

Our total costs and expenses were as follows:

	Three months ended
	Amount		Percentage of Revenue		Percentage
(in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016	of Revenue Change
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,347	$1,216	70.2%	69.5%	0.7%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	333	259	17.4	14.8	2.6
Depreciation and amortization	161	161	8.4	9.2	(0.8)
Restructuring costs	3	7	0.2	0.4	(0.2)
Interest expense, net	25	25	1.3	1.4	(0.1)
Other (income) expense, net	(2)	4	(0.1)	0.2	(0.3)
Total	$1,867	$1,672	97.4%	95.5%	1.9%

	Nine months ended
	Amount		Percentage of Revenue		Percentage
(in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016	of Revenue Change
Costs of services (excludes depreciation and amortization and restructuring costs)	$4,131	$3,725	72.2%	70.4%	1.8%
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	931	799	16.3	15.1	1.2
Depreciation and amortization	494	503	8.6	9.5	(0.9)
Restructuring costs	85	12	1.5	0.2	1.3
Interest expense, net	61	66	1.1	1.2	(0.1)
Other expense (income), net	3	(3)	0.1	(0.1)	0.2
Total	$5,705	$5,102	99.8%	96.3%	3.5%

Costs of Services

Costs of services (COS), as a percentage of revenue for the three and nine months ended December 30, 2016, excluding depreciation and amortization and restructuring costs increased 0.7% and 1.8%, respectively, when compared to the same periods of the prior fiscal year. The amount of restructuring charges, net of adjustments, excluded from COS was $1 million and $76 million for the three and nine months ended December 30, 2016, respectively, and $11 million and $9 million for the three and nine months ended January 1, 2016, respectively.

The increase in the COS ratio for the three and nine months ended December 30, 2016 was primarily driven by reductions to COS recorded during the comparable periods of the prior fiscal year which are not present in the current fiscal year. These reductions to COS included $16 million of actuarial and pension settlement gains for the three and nine months ended January 1, 2016, and a $31 million gain on the sale of certain intangible assets in our GIS segment for the nine months ended January 1, 2016. The prior year gains were partially offset by current year expense reductions related to employee benefits.

The increase in the COS ratio for the nine months ended December 30, 2016 was also driven by an increase in COS largely related to our acquisitions, which offset the increase in acquisition-related revenue. We continued to focus on margin improvement through cost reductions, increased utilization of resources and the re-engineering of our delivery model.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense, excluding depreciation and amortization and restructuring costs, as a percentage of revenue for the three and nine months ended December 30, 2016 increased 2.6% and 1.2%, respectively, as compared to the same periods of the prior fiscal year. The increase for the three and nine months ended December 30, 2016 was due to transaction and integration costs of $78 million and $187 million, respectively, associated with our recent acquisitions and the proposed merger with HPES and a non-recurring settlement recovery of $16 million recorded as a reduction of SG&A during the three and nine months ended January 1, 2016 not present in the current fiscal year. These increases were partially offset by higher revenues and expense reductions related to employee benefits. The amount of restructuring charges, net of adjustments, excluded from SG&A was $2 million and $9 million for the three and nine months ended December 30, 2016, respectively, and $(4) million and $3 million for the three and nine months ended January 1, 2016, respectively.

Depreciation and Amortization

Depreciation and amortization (D&A) as a percentage of revenue for the three and nine months ended December 30, 2016 decreased less than 1% due to an increase in revenues for GBS and GIS segments and lower D&A within the GIS segment as a result of reduced capital expenditures from contract terminations as well as a continued focus on capital efficiency. The decrease in the D&A ratio was partially offset by an increase in amortization related to our recent acquisitions, primarily within the GBS segment.

Restructuring Costs

In May 2016, we initiated restructuring actions across our business segments in certain areas (the Fiscal 2017 Plan). The objective of the Fiscal 2017 Plan is to realign our cost structure and resources to take advantage of operational efficiencies following recent acquisitions. Total restructuring costs recorded, net of adjustments, of $85 million for the nine months ended December 30, 2016 were largely the result of implementing the workforce reductions under Fiscal 2017 Plan. During the fourth quarter of fiscal 2017, we plan to incur additional restructuring costs in excess of our year to date costs.

Total restructuring costs recorded, net of adjustments, for the three and nine months ended January 1, 2016 were primarily the result of facilities related restructuring in the second and third quarters of fiscal 2016.

Interest Expense and Interest Income

Interest expense for the three and nine months ended December 30, 2016 was $33 million and $87 million, respectively, as compared to $33 million and $92 million during the same periods of the prior fiscal year. The year-over-year decrease in interest expense for the nine months ended December 30, 2016 was primarily due to borrowings at lower interest rates than the prior year. There was no change in interest income for the nine months ended December 30, 2016 as compared to the same period of the prior fiscal year.

Other (Income) Expense, Net

Other (income) expense, net comprises movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses. Other (income) expense, net for the three months ended December 30, 2016 increased due to favorable movement in exchange rates between the U.S. dollar and the British pound. The decrease in other (income) expense for the nine months ended December 30, 2016 was due to a $6 million non-recurring gain on sale of certain assets not present in the current fiscal year.

Taxes

The Company's ETR from continuing operations was 26.0% and (192.3)% for the three and nine months ended December 30,2016, respectively, as compared to 71.8% and 8.6% for the three and nine months ended January 1, 2016. For the three months ended December 30, 2016, the primary driver of the ETR was the global mix of income. For the nine months ended December 30, 2016, the primary drivers of the ETR were the global mix of income, release of a valuation allowance in a non-U.S. jurisdiction and excess tax benefits related to employee share-based payment awards. The primary drivers of the ETR for the three months ended January 1, 2016 were the global mix of income, the impact of changes in tax law and the recording of a valuation allowance against certain state deferred tax assets. The primary drivers of the ETR for the nine months ended January 1, 2016 were the global mix of income, excess tax benefits related to employee share-based payment awards, the recording of a valuation allowance against certain state deferred tax assets and the release of a reserve for uncertain tax positions following the closure of an audit in a non-U.S. jurisdiction.

There were no material changes to uncertain tax positions during fiscal 2017 compared to the fiscal 2016 year-end. It is reasonably possible that during the next 12 months, our liability for uncertain tax positions may change by a significant amount. For further discussion of these uncertain tax positions, please refer to Note 12 (Income Taxes) to our unaudited Condensed Consolidated Financial Statements.

Income from Discontinued Operations

As a result of the Separation, the operations of NPS during fiscal 2016 were separated and are shown as the single line item, discontinued operations, net of taxes on our unaudited Condensed Consolidated Statements of Operations. The $30 million and $216 million of income from discontinued operations reflects the net income generated by our public sector business during the three and nine months ended January 1, 2016, respectively. There have been no divestitures during the first nine months of fiscal 2017, therefore, no discontinued operations are reported for this year's results.

Earnings Per Share

Diluted EPS from continuing operations for the three and nine months ended December 30, 2016 increased (decreased) $0.06 and $(1.10), respectively, from the same periods a year ago. The decrease for the nine months ended December 30, 2016 was primarily due to an increase of $219 million of transaction and integration related costs and an increase of $73 million of restructuring costs as compared to the same periods a year ago.

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

We present these non-GAAP financial measures to provide investors with meaningful supplemental financial information, in addition to the financial information presented on a GAAP basis. Non-GAAP financial measures exclude certain items otherwise required by GAAP which management believes are not indicative of core operating performance. We believe these non-GAAP measures allow investors to better understand the financial performance of CSC exclusive of the impacts of corporate wide strategic decisions. We believe that adjusting for these items provides investors with additional measures to evaluate the financial performance of our core business operations on a comparable basis from period to period. We believe the non-GAAP measures provided are also considered important measures by financial analysts covering CSC as equity research analysts continue to publish estimates and research notes based on our Non-GAAP commentary, including our guidance around Non-GAAP EPS.

There are limitations to the use of the non-GAAP financial measures we present. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP. Additionally, other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes between companies. Consolidated segment operating income and consolidated segment adjusted operating income are useful measures in evaluating the financial performance of our core segment business operations on a more comparable basis year-over-year. However, these measures could limit one’s ability to assess our financial performance by excluding corporate G&A and certain other items. To compensate for this limitation, we provide a reconciliation between these measures and income from continuing operations, before taxes, which is the most directly comparable financial measure calculated and presented in accordance with GAAP.

Non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with GAAP include:

	Three months ended
(in millions, except percentages)	December 30, 2016	January 1, 2016	Change	Percentage Change
Income from continuing operations	$37	$22	$15	68.2%
Non-GAAP income from continuing operations	$123	$103	$20	19.4%
Consolidated segment operating income	$165	$148	$17	11.5%
Net income	$37	$52	$(15)	(28.8)%
EBIT	$75	$103	$(28)	(27.2)%

	Nine months ended
(in millions, except percentages)	December 30, 2016	January 1, 2016	Change	Percentage Change
Income from continuing operations	$38	$180	$(142)	(78.9)%
Non-GAAP income from continuing operations	$293	$247	$46	18.6%
Consolidated segment operating income	$315	$422	$(107)	(25.4)%
Net income	$38	$396	$(358)	(90.4)%
EBIT	$74	$263	$(189)	(71.9)%

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring costs - Reflects restructuring costs related to workforce optimization and real estate charges.

•
Transaction and other integration-related costs - Reflects costs related to (1) the Separation, (2) integration planning, financing and advisory fees associated with the proposed Merger with HPES, and (3) acquisitions and related intangible amortization.

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

•	Pension and OPEB actuarial and settlement gains - Reflects pension and OPEB actuarial and settlement gains from mark-to-market accounting.

•	SEC settlement-related items - Reflects costs associated with certain SEC charges and settlements.

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

A reconciliation of non-GAAP income from continuing operations to reported results is as follows:

	Three months ended December 30, 2016
(in millions, except per-share amounts)	As reported	Restructuring costs	Transaction and integration-related costs	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,347	$—	$—	$1,347
Selling, general and administrative (excludes depreciation and amortization, restructuring costs and transaction costs)	333	—	(78)	255

Income from continuing operations, before taxes	50	(12)	(109)	171
Income tax expense	13	(4)	(31)	48
Income from continuing operations	37	(8)	(78)	123

Net income	37	(8)	(78)	123
Less: net income attributable to noncontrolling interest, net of tax	6	—	—	6
Net income attributable to CSC common stockholders	$31	$(8)	$(78)	$117

Effective Tax Rate	26.0%			28.1%

Basic EPS from continuing operations	$0.22	$(0.06)	$(0.55)	$0.83
Diluted EPS from continuing operations	$0.21	$(0.06)	$(0.54)	$0.81

Weighted average common shares outstanding for:
Basic EPS	140.88	140.88	140.88	140.88
Diluted EPS	144.81	144.81	144.81	144.81

	Nine months ended December 30, 2016
(in millions, except per-share amounts)	As reported	Restructuring costs	Transaction and integration-related costs	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$4,131	$—	$—	$4,131
Selling, general and administrative (excludes depreciation and amortization, restructuring costs and transaction costs)	931	—	(187)	744

Income from continuing operations, before taxes	13	(94)	(257)	364
Income tax (benefit) expense	(25)	(22)	(74)	71
Income from continuing operations	38	(72)	(183)	293

Net income	38	(72)	(183)	293
Less: net income attributable to noncontrolling interest, net of tax	13	—	—	13
Net income attributable to CSC common stockholders	$25	$(72)	$(183)	$280

Effective Tax Rate	(192.3)%			19.5%

Basic EPS from continuing operations	$0.18	$(0.51)	$(1.31)	$2.00
Diluted EPS from continuing operations	$0.17	$(0.50)	$(1.27)	$1.95

Weighted average common shares outstanding for:
Basic EPS	140.13	140.13	140.13	140.13
Diluted EPS	143.80	143.80	143.80	143.80

	Three months ended January 1, 2016
(in millions, except per-share amounts)	As reported	Certain overhead costs	U.S. Pension and OPEB	Restructuring costs	Transaction and integration-related costs	Pension and OPEB actuarial and settlement gains	Tax adjustment	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$1,216	$(7)	$8	$—	$(5)	$16	$—	$1,228
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	259	(15)	2	—	(15)	3	—	234

Income from continuing operations, before taxes	78	(22)	10	(25)	(28)	19	—	124
Income tax expense	56	(8)	4	(8)	(9)	6	50	21
Income from continuing operations	22	(14)	6	(17)	(19)	13	(50)	103

Net income	52	(14)	6	(17)	(19)	13	(50)	133
Less: net income attributable to noncontrolling interest, net of tax	2	—	—	—	—	—	—	2
Net income attributable to CSC common stockholders	$50	$(14)	$6	$(17)	$(19)	$13	$(50)	$131

Effective Tax Rate	71.8%							16.9%

Basic EPS from continuing operations	$0.16	$(0.10)	$0.04	$(0.12)	$(0.14)	$0.09	$(0.36)	$0.74
Diluted EPS from continuing operations	$0.15	$(0.10)	$0.04	$(0.12)	$(0.13)	$0.09	$(0.35)	$0.73

Weighted average common shares outstanding for:
Basic EPS	138.86	138.86	138.86	138.86	138.86	138.86	138.86	138.86
Diluted EPS	141.57	141.57	141.57	141.57	141.57	141.57	141.57	141.57

	Nine months ended January 1, 2016
(in millions, except per-share amounts)	As reported	Certain overhead costs	U.S. Pension and OPEB	Restructuring costs	Transaction and integration-related costs	Pension and OPEB actuarial and settlement gains	SEC settlement-related items	Tax adjustment	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$3,725	$(41)	$32	$—	$(5)	$16	$—	$—	$3,727
Selling, general and administrative (excludes depreciation and amortization and restructuring costs)	799	(47)	6	—	(25)	3	(5)	—	731

Income from continuing operations, before taxes	197	(88)	38	(45)	(38)	19	(5)	—	316
Income tax expense	17	(34)	15	(14)	(13)	6	(2)	(10)	69
Income from continuing operations	180	(54)	23	(31)	(25)	13	(3)	10	247

Net income	396	(54)	23	(31)	(25)	13	(3)	10	463
Less: net income attributable to noncontrolling interest, net of tax	12	—	—	—	—	—	—	—	12
Net income attributable to CSC common stockholders	$384	$(54)	$23	$(31)	$(25)	$13	$(3)	$10	$451

Effective Tax Rate	8.6%								21.8%

Basic EPS from continuing operations	$1.29	$(0.39)	$0.17	$(0.22)	$(0.18)	$0.09	$(0.02)	$0.07	$1.78
Diluted EPS from continuing operations	$1.27	$(0.38)	$0.16	$(0.22)	$(0.18)	$0.09	$(0.02)	$0.07	$1.74

Weighted average common shares outstanding for:
Basic EPS	138.36	138.36	138.36	138.36	138.36	138.36	138.36	138.36	138.36
Diluted EPS	141.39	141.39	141.39	141.39	141.39	141.39	141.39	141.39	141.39

We define consolidated segment operating income as revenue less costs of services, associated depreciation and amortization expense, restructuring costs, and segment SG&A expenses. Consolidated segment operating income excludes pension and OPEB actuarial and settlement gains (losses) and corporate G&A, which is largely associated with centrally managed overhead and shared-services functions which are not controlled by segment level leadership nor directly related to our core segment business operations. Consolidated segment adjusted operating income further excludes the impacts of corporate wide strategic decisions, such as segment related restructuring and other transaction costs. We define consolidated segment operating margin and consolidated segment adjusted operating margin as consolidated segment operating income and consolidated segment adjusted operating income as a percentage of revenue. A reconciliation of consolidated segment operating income to income from continuing operations, before taxes is as follows:

	Three months ended		Nine months ended
(in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Consolidated segment operating income	$165	$148	$315	$422
Corporate G&A	(92)	(60)	(237)	(181)
Pension and OPEB actuarial and settlement gains (losses)	—	19	(1)	19
Interest expense	(33)	(33)	(87)	(92)
Interest income	8	8	26	26
Other income (expense), net	2	(4)	(3)	3
Income from continuing operations, before taxes	$50	$78	$13	$197

Reconciliations of consolidated segment operating income to consolidated segment adjusted operating income are as follows:

	Three months ended December 30, 2016
(in millions)	Consolidated segment operating income	Restructuring costs	Transaction and integration-related costs	Consolidated segment adjusted operating income	Consolidated segment adjusted operating margin
Global Business Services	$113	(6)	(20)	$139	13.3%
Global Infrastructure Services	64	(6)	(18)	88	10.1%
Total Commercial	177	(12)	(38)	227	11.8%
Corporate and Eliminations	(12)	—	(1)	(11)	—%
Total	$165	$(12)	$(39)	$216	11.3%

	Nine months ended December 30, 2016
(in millions)	Consolidated segment operating income	Restructuring costs	Transaction and integration-related costs	Consolidated segment adjusted operating income	Consolidated segment adjusted operating margin
Global Business Services	$269	(28)	(57)	354	11.3%
Global Infrastructure Services	86	(66)	(53)	205	7.9%
Total Commercial	355	(94)	(110)	559	9.8%
Corporate and Eliminations	(40)	—	(1)	(39)	—%
Total	$315	(94)	(111)	520	9.1%

	Three months ended January 1, 2016
(in millions)	Consolidated segment operating income	Certain overhead costs	U.S. Pension and OPEB	Restructuring costs	Transaction and integration-related costs	Consolidated segment adjusted operating income	Consolidated segment adjusted operating margin
Global Business Services	$101	—	3	(15)	(3)	$116	13.1%
Global Infrastructure Services	70	—	7	(9)	(7)	79	9.1%
Total Commercial	171	—	10	(24)	(10)	195	11.1%
Corporate and Eliminations	(23)	(12)	—	(1)	(5)	(5)	—%
Total	$148	$(12)	$10	$(25)	$(15)	$190	10.9%

	Nine months ended January 1, 2016
(in millions)	Consolidated segment operating income	Certain overhead costs	U.S. Pension and OPEB	Restructuring costs	Transaction and integration-related costs	Consolidated segment adjusted operating income	Consolidated segment adjusted operating margin
Global Business Services	$299	—	11	(27)	(4)	$319	11.8%
Global Infrastructure Services	187	—	27	(17)	(8)	185	7.1%
Total Commercial	486	—	38	(44)	(12)	504	9.5%
Corporate and Eliminations	(64)	(48)	—	(1)	(5)	(10)	—%
Total	$422	$(48)	$38	$(45)	$(17)	$494	9.3%

A reconciliation of Adjusted EBIT to net income is as follows:

	Three months ended		Nine months ended
(in millions)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Adjusted EBIT	$185	$147	$411	$380
Restructuring costs	(12)	(25)	(94)	(45)
Transaction and integration-related costs	(98)	(26)	(243)	(36)
Certain overhead costs	—	(22)	—	(88)
U.S. Pension and OPEB	—	10	—	38
SEC settlement-related items	—	—	—	(5)
Pension and OPEB actuarial and settlement gains	—	19	—	19
EBIT	$75	$103	$74	$263
Interest expense	(33)	(33)	(87)	(92)
Interest income	8	8	26	26
Income tax (expense) benefit	(13)	(56)	25	(17)
Income from continuing operations	$37	$22	$38	$180
Income from discontinued operations, net of taxes	—	30	—	216
Net income	$37	$52	$38	$396

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our total liquidity of $3.4 billion is comprised of $1.1 billion cash and cash equivalents plus $2.3 billion available under our revolving credit facility. In addition, we had access to the undrawn balance of $67 million under our $150 million lease credit facility to fund capital expenditures. In the opinion of management, we will be able to meet our liquidity and cash needs for the foreseeable future through the combination of cash flows from operating activities, available cash balances and available borrowings as previously detailed. If these resources need to be augmented, additional cash requirements would likely be financed by the issuance of debt and/or equity securities. However, there can be no assurances that we will be able to obtain debt or equity financing on acceptable terms in the future.

Cash Flows

Cash and cash equivalents decreased $67 million during the first nine months of fiscal 2017 primarily due to the acquisition of Xchanging. As of December 30, 2016, we have $703 million of cash and cash equivalents held in subsidiaries outside of the U.S.

	Nine months ended
(in millions)	December 30, 2016	January 1, 2016	Change
Net cash provided by operating activities	$805	$742	$63
Net cash used in investing activities	(825)	(730)	(95)
Net cash provided by (used in) financing activities	72	(236)	308
Effect of exchange rate changes on cash and cash equivalents	(119)	(44)	(75)
Net decrease in cash and cash equivalents	$(67)	$(268)	$201
Cash and cash equivalents at beginning of year	1,178	2,098
Cash and cash equivalents at the end of period	$1,111	$1,830

Net cash provided by operating activities for the nine months ended December 30, 2016 increased $63 million compared to the corresponding period of fiscal 2016. The increase was due primarily to the net proceeds of $241 million from the sale of certain accounts receivables (see Note 6 of the Notes to the Condensed Consolidated Financial Statements) and as compared to net cash proceeds of $184 million from the sale of NPS' accounts receivable in the prior year.

Net cash used in investing activities for the nine months ended December 30, 2016 was $825 million, an increase in outflows of $95 million compared to the corresponding period of fiscal 2016. This increase was primarily due to $169 million of higher payments for business acquisitions and lower proceeds from business divestitures of $37 million. This was partially offset by an $83 million net decrease in capital expenditures.

Net cash provided by financing activities for the nine months ended December 30, 2016 was $72 million, an increase of $308 million compared to the corresponding period of fiscal 2016. The increase in cash provided by financing activities was primarily due to a $147 million net increase in borrowings under lines of credit, as well as the $350 million repayment of our 2.50% term notes and the $314 million special cash dividend paid as part of the separation of NPS during the nine months ended January 1, 2016. This was partially offset by a $453 million net repayment of commercial paper.

During the first nine months of fiscal 2017, we paid cash dividends to our stockholders of approximately $59 million in the aggregate. We expect to continue paying quarterly cash dividends, subject to continued approval by our Board of Directors.

Capitalization ratios

The following table summarizes our capitalization ratios:

	As of
(in millions)	December 30, 2016	April 1, 2016
Total debt	$2,923	$2,644
Cash and cash equivalents	1,111	1,178
Net debt(1)	$1,812	$1,466

Total debt	$2,923	$2,644
Equity	2,194	2,032
Total capitalization	$5,117	$4,676

Debt-to-total capitalization	57.1%	56.5%
Net debt-to-total capitalization(1)	35.4%	31.4%
(1) Net debt and net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The increase in net debt-to-total capitalization was primarily the result of a $346 million increase in net debt, predominantly from the $280 million increase in our revolving credit facility used to acquire Xchanging. Another driver of the ratio increase was the decrease in cash and cash equivalents previously discussed.

Debt

As of December 30, 2016, we had $2.9 billion of total debt consisting of $0.7 billion of short-term borrowings and current maturities of long-term debt and $2.2 billion of long-term debt. Total debt increased $279 million during the first nine months of fiscal 2017, consisting of a $283 million increase in long-term debt, partially offset by a $4 million decrease in short-term borrowings and current maturities of long-term debt.

During the nine months ended December 30, 2016, we repaid $54 million and borrowed $50 million under the loan payable due March 2021. In addition, we repaid $254 million of acquired credit facility borrowings related to our acquisition of Xchanging and paid our loan payable due May 2016 with borrowings under the revolving credit facility.

During the nine months ended December 30, 2016, we amended our existing credit facility by expanding our borrowing capacity to $3.02 billion and extend the maturity date until January 2022. In addition, we entered into conditional revolver commitments totaling $740 million which will further expand our borrowing capacity up to $3.76 billion if we fully accept such commitments, contingent upon the closing of our announced merger with HPES. In addition, we increased the maximum size of our existing euro-denominated commercial paper program from €500 million to €1 billion, or its equivalent in alternative currencies. Furthermore, we amended our lease credit facility to reduce the aggregate commitment from $250 million to $150 million. The drawdown availability period of the lease credit facility expires November 29, 2017 and, once drawn, converts into individual term notes of varying terms up to 60 months, depending upon the nature of the underlying equipment or software being financed.

During fiscal 2017, we entered into an AUD $100 million loan payable maturing July 2021, the proceeds of which were used to repay amounts drawn under our revolving credit facility. This agreement permits CSC to request incremental loans of up to AUD $175 million, which, if requested by us and agreed to by the lenders, would result in a maximum of AUD $275 million in total term facilities.

As of December 30, 2016, we were in compliance with all financial covenants associated with our borrowings.

We have contractual obligations for capital and operating leases, minimum purchase obligations, unrecognized tax positions and other obligations as summarized in our fiscal 2016 Form 10-K. There have been no material changes since April 1, 2016, other than a long-term purchase agreement we entered into with a service provider under which we are contractually committed to purchase $1.3 billion of services and products over the next seven years.

OFF BALANCE SHEET ARRANGEMENTS

On December 21, 2016 we established a $250 million Receivables Facility providing for the sale of billed and unbilled accounts receivable which expires December 20, 2017, but may be extended. The proceeds from the sale of these receivables are comprised of a combination of cash and a DPP. We expect to use the proceeds from the Receivables Facility for general corporate purposes. The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of December 30, 2016, the total availability under the Receivables Facility was approximately $224 million.

During the three months ended December 30, 2016, we received $241 million in cash proceeds from the sale of receivables and recorded a DPP fair valued as of December 30, 2016 at $311 million, which is included in receivables, net of allowance for doubtful accounts on the Condensed Consolidated Balance Sheets. Additionally, as of December 30, 2016, we recorded a $17 million liability within accounts payable because the amount of cash proceeds we received under the Receivables Facility exceeded the maximum funding limit. We reflect all cash flows related to the Receivables Facility as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows because the cash received is not subject to significant interest rate risk given the short-term nature of our trade receivables.

CSC pays a fee at each monthly settlement date for the drawn and undrawn portions of the Receivables Facility, which is classified as selling, general and administrative expense in the unaudited Condensed Consolidated Statement of Operations. Due to the short duration that the Receivables Facility was available during the three months ended December 30, 2016, no expense has been recognized related to the fee.
Our risk of loss for accounts receivable sold is limited to the DPP outstanding and any short-falls in collections for specified non-credit related reasons after sale. Payment of the DPP is not subject to significant risks other than delinquencies and credit losses on accounts receivable sold.
The receivable securitization program agreements contain certain customary representations and warranties and affirmative covenants, including as to the eligibility of the receivables being sold and contain customary program termination events and non-reinvestment events. CSC was in compliance with all covenants associated with its Receivables Facility as of December 30, 2016.
CRITICAL ACCOUNTING ESTIMATES

Our unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. We have identified several critical accounting estimates which are described in management's discussion and analysis included in our fiscal 2016 Form 10-K. The preparation of unaudited Condensed Consolidated Financial Statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other factors we believe to be reasonable under the circumstances. Many of the estimates made are for contract-specific issues. Changes to estimates or assumptions on a specific contract could result in a material adjustment to the unaudited Condensed Consolidated Financial Statements.

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

For all of these estimates, we caution that future events rarely develop exactly as forecast, and even the best estimates routinely require adjustment. During the nine months ended December 30, 2016, there were no changes to our critical accounting estimates from those described in our fiscal 2016 Form 10-K.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of December 30, 2016 to ensure (i) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 30, 2016 because of the material weakness described below. Notwithstanding the material weakness, management has concluded that the Company’s unaudited Condensed Consolidated Financial Statements for the periods covered by and included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

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

As previously disclosed in Item 9A of our fiscal 2016 Form 10-K and Item 4 of our fiscal 2017 Form 10-Qs, as of April 1, 2016, management concluded there was a material weakness in internal controls over financial reporting related to accounting for income taxes. Management determined the Company did not maintain effective controls over the accounting, presentation and disclosure for income taxes, including the income tax provision and related tax assets and liabilities. In particular:

•	tax analyses were prepared late in the closing process, in part due to changes in information flows related to the implementation of our new financial system; and

•	key employee turnover late in the year in the tax function resulted in ineffective reviews which did not detect certain errors

Since these control deficiencies in accounting for income taxes could result in misstatements of the aforementioned financial statement accounts and disclosures, management determined that these control deficiencies constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the remediation actions that have begun, management concluded that as of December 30, 2016, there has not been sufficient time to resolve the material weakness over financial reporting related to accounting for income taxes. Notwithstanding the identified material weakness, management believes the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Remediation Plans

Management is committed to remediating the material weakness in internal control over financial reporting relating to accounting for income taxes and has begun the process of executing remediation plans. Specifically, consultants and external personnel have been engaged to provide the necessary staffing for proper tax accounting review and assistance with remediation efforts. Additional key internal personnel dedicated to managing the income tax function based on specific areas of expertise have been hired to enhance our capability for determining the appropriate accounting for material and complex tax transactions. Lastly, management is reviewing tax accounting processes to identify and implement improvements, including related internal control procedures.

When all remediation actions have been implemented and in operation for a sufficient period of time, these actions will be tested to determine whether the applicable controls are designed appropriately and operating effectively. Management is focused on the remediation of the material weakness related to controls over accounting for income taxes and expects the remediation efforts to be completed within Fiscal 2017. However, there are no assurances that we will successfully remediate this material weakness within the anticipated time frame.

Changes in Internal Controls

During the three months ended December 30, 2016, we made changes in our internal control over financial reporting as noted above. These controls have not yet been tested to verify that they are operating effectively in remediation of the material weakness. Except as noted above, during the three and nine months ended December 30, 2016, there were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item may be found in Note 19 - Commitments and Contingencies of the notes to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including the risks discussed in Part I, Item 1A—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 1, 2016, and in Part II, Item 1A—Risk Factors in our Quarterly Reports on Form 10-Q for the quarterly periods ended July 1, 2016, and September 30, 2016, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Past performance may not be a reliable indicator of future financial performance and historical trends should not be used to anticipate results or trends in future periods. Future performance and historical trends may be adversely affected by the aforementioned risks, the additional risks listed below, as well as other variables and should not be relied upon to project future period results.

The Merger may not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the Merger is subject to numerous conditions, including (1) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory approvals in certain other jurisdictions, (2) the effectiveness of the registration statements filed with the SEC by Everett in connection with the Merger and related transactions, (3) the approval by CSC’s stockholders of the Merger, (4) the consummation of the Reorganization and Distribution in all material respects in accordance with the Separation Agreement, (5) the receipt by HPE of an opinion from its counsel with respect to certain federal income tax matters related to the Separation, Contribution, Distribution and Debt Exchange (as defined in the Merger Agreement), (6) the receipt by HPE, on one hand, and CSC, on the other hand, of an opinion from their respective counsel to the effect that the Merger will be treated as a “reorganization” for U.S. federal income tax purposes, (7) consummation of the Debt Exchange (as defined in the Merger Agreement) and receipt by HPE of a cash dividend to HPE as specified in the Separation Agreement immediately before the Distribution and (8) other customary closing conditions. CSC and HPE filed Notification and Report forms with the Federal Trade Commission and the Antitrust Division on June 21, 2016 and the waiting period under the HSR Act expired on August 22, 2016. In connection with the execution of the First Amendment to the Merger Agreement, the parties filed Notification and Report forms with the Federal Trade Commission and the Antitrust Division effective November 10, 2016 and the waiting period under the HSR Act expired on December 12, 2016. However, there is no assurance that the Merger will be consummated on the terms or timeline currently contemplated, or at all.

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

The combined company may not realize the anticipated benefits from the Merger and related transactions.

If we complete the Merger and related transactions, there can be no assurance that we will be able to realize the intended benefits of the transactions or that the combined company resulting from the Merger will perform as anticipated. Specifically, the proposed transactions could cause disruptions in the Everett business and CSC’s business, including by disrupting operations or causing customers to delay or to defer decisions to purchase products, renew contracts, or to end their relationships. Similarly, it is possible that current or prospective employees of, or providing services to, the Everett business or CSC could experience uncertainty about their future roles with the combined company, which could harm the ability of the Everett business or CSC to attract and retain key personnel. In addition, the combined company is expected to realize cost and revenue synergies, growth opportunities, and other financial and operating benefits as a result of the transactions. The combined company’s success in realizing these benefits, and the timing of their realization, depends on the successful integration of the business operations of Everett with CSC. Even if CSC and Everett successfully integrate, CSC and Everett cannot predict with certainty if or when these cost and revenue synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the transactions may be offset by costs incurred in integrating the companies or in required capital expenditures. In addition, the quantification of synergies expected to result from the transactions is based on significant estimates and assumptions that are subjective in nature and inherently uncertain. Realization of any benefits and synergies could be affected by a number of factors beyond CSC’s, Everett’s or the combined company’s control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and other risks. The amount of synergies actually realized in the transactions, if any, and the time periods in which any such synergies are realized, could differ materially from the expected synergies, regardless of whether the two business operations are combined successfully. If the integration is unsuccessful or if the combined company is unable to realize the anticipated synergies and other benefits of the transactions, there could be a material adverse effect on the combined company’s business, financial condition and results of operations.

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
2.4
Co-operation Agreement, dated as of December 9, 2015, between CSC Computer Sciences International Operations Limited and Xchanging plc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (filed December 9, 2015) (file no. 001-04850))

2.5
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. and Everett Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483), as amended by the First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc.,New Everett Merger Sub Inc. and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483)), as further amended by the Second Amendment to Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc., Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no. 000-55712))

3.1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2010 (filed August 11, 2010) (file no. 001-04850))

3.2	Amended and Restated Bylaws dated as of June 21, 2016 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (filed June 24, 2016) (file no. 001-04850))
3.3
Certificate of Amendment to Section 1 of Article III of the Amended and Restated Bylaws, dated August 10, 2016 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed August 12, 2016) (file no. 001-04850))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file no. 001-04850))

4.2
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.3
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

4.4
4.450% Senior Note due 2022 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file no. 001-04850))

10.1
Purchase and Sale Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.2
Receivables Purchase Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as seller, the persons from time to time party thereto as Purchasers and group agents, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.3
Performance Guaranty dated as of December 21, 2016, made by Computer Sciences Corporation, as guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the purchasers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

31.1	Section 302 Certification of the Chief Executive Officer*
31.2	Section 302 Certification of the Chief Financial Officer*
32.1	Section 906 Certification of the Chief Executive Officer*
32.2	Section 906 Certification of Chief Financial Officer*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*
*	filed herewith
[1]	Management contract or compensation plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SCIENCES CORPORATION

Dated:	February 2, 2017	By:	/s/ Neil A. Manna
		Name:	Neil A. Manna
		Title:	Vice President, Corporate Controller
Principal Accounting Officer