Form 10-K
period 2017-03-31
COMPUTER SCIENCES CORP
filed 2017-05-26
CIK 23082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017

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

Registrant's telephone number, including area code: (703) 245-9700
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer     ☒                Accelerated Filer ☐

Non-accelerated Filer ☐ (do not check if a smaller reporting company)

Smaller reporting company ☐                Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒   No

As of September 30, 2016, the aggregate market value of the Registrant's stock held by non-affiliates of the Registrant was approximately $7,317,368,463.

As of May 18, 2017, 1,000 shares of Computer Sciences Corporation common stock, par value $0.01 per share, were outstanding all of which are held by parent company, DXC Technology Company.

Computer Sciences Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing portions of this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

EXPLANATORY NOTE

As previously disclosed, effective April 1, 2017, Computer Sciences Corporation (“CSC” or the “Company”) became a wholly owned subsidiary of DXC Technology Company (“DXC”), an independent public company formed in connection with the spin-off and combination with CSC of the enterprise services business of the Hewlett Packard Enterprise Company ("HPE"). DXC common stock began regular-way trading under the symbol “DXC” on the New York Stock Exchange on April 3, 2017.

This report is the Annual Report on Form 10-K for the fiscal year ended March 31, 2017 solely of CSC and not of DXC or the Enterprise Services business of HPE (this “Annual Report”). As a result, except as otherwise specifically noted herein, the consolidated financial statements, other financial information and the business information set forth herein only relates to CSC and its subsidiaries, as of and for the three years ended March 31, 2017, which periods predate the April 1, 2017 effective date of the previously disclosed merger transaction involving CSC. This Annual Report does not include the financial results of DXC or the Enterprise Services business of HPE ("HPES") for any periods. Accordingly, unless the context otherwise requires, references herein to “CSC,” the “Company,” “we,” “us” or “our” refer only to CSC and its pre-combination subsidiaries and not to DXC, HPES or their pre-combination subsidiaries.

Beginning with the Quarterly Report on Form 10-Q for the quarter ending June 30, 2017, DXC will report on a consolidated basis, representing the combined operations of CSC and HPES and their respective subsidiaries. Because CSC is deemed the acquirer in this combination for accounting purposes under U.S. Generally Accepted Accounting Principles ("GAAP"), CSC is considered DXC's predecessor, and the historical financial statements of CSC prior to April 1, 2017 will be reflected in DXC's future quarterly annual reports as DXC's historical financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements and assumptions contained in this Annual Report and in the documents incorporated by reference that do not directly and exclusively relate to historical facts constitute “forward-looking statements.” Forward-looking statements often include words such as “anticipates,” “believes,” “estimates,” “expects,” “forecast,” “goal,” “intends,” “objective,” “plans,” “projects,” “strategy,” “target” and “will” and words and terms of similar substance in discussions of future operating or financial performance. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking statements include, among other things, statements with respect to our financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, plans and objectives of management and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to:

•
the integration with DXC’s other businesses, operations and culture and the ability to operate as effectively and efficiently as expected, and the combined company's ability to successfully manage and integrate acquisitions generally;

•	the ability to realize the synergies and benefits expected to result from the Merger (defined herein) within the anticipated time frame or in the anticipated amounts;

•	other risks related to the Merger including anticipated tax treatment, unforeseen liabilities and future capital expenditures;

•	changes in governmental regulations or the adoption of new laws or regulations that may make it more difficult or expensive to operate our business;

•	changes in senior management, the loss of key employees or the ability to retain and hire key personnel and maintain relationships with key business partners;

•	business interruptions in connection with our technology systems;

•	the competitive pressures faced by our business;

•	the effects of macroeconomic and geopolitical trends and events;

•	the need to manage third-party suppliers and the effective distribution and delivery of our products and services;

•	the protection of our intellectual property assets, including intellectual property licensed from third parties;

•	the risks associated with international operations;

•	the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends;

•	the execution and performance of contracts by us and our suppliers, customers, clients and partners;

•	the resolution of pending investigations, claims and disputes; and

•	the other factors described under “Risk Factors.”

No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as required by law.

PART I

ITEM 1. BUSINESS

Computer Sciences Corporation is a next-generation global provider of information technology services and solutions. We help lead our clients through their digital transformations to meet new business demands and customer expectations in a market of escalating complexity, interconnectivity, mobility and opportunity. CSC was founded in 1959, incorporated in the state of Nevada and was listed on the New York Stock Exchange under the symbol “CSC” prior to the Merger (as defined below).

CSC’s mission is to enable superior returns on our clients' technology investments through best-in-class vertical industry solutions, domain expertise, strategic partnerships with key technology leaders and global scale. We generally do not operate through exclusive agreements with hardware or software providers and believe this independence enables us to better identify and manage solutions specifically tailored to each client’s needs.

Current and prospective clients are changing how they purchase and consume IT services. Clients today are seeking greater operational agility from their IT services and want to benefit from the insights provided by mobility, social media and big data analytics. As they do so, they continue to seek cost efficiencies by migrating from traditional IT infrastructure to the cloud. We strive to be a trusted IT partner to our clients by addressing these requirements and providing next-generation IT services that include applications modernization, cloud infrastructure, cyber security and big data solutions.

Merger with HPES

DXC was formed by the spin-off of the Enterprise Services business of Hewlett Packard Enterprise Company on March 31, 2017 and merger of CSC with a wholly owned subsidiary of DXC on April 1, 2017 (the "Merger"). As a result of the Merger, CSC became a wholly owned subsidiary of DXC. DXC common stock began regular-way trading under the symbol “DXC” on the New York Stock Exchange on April 3, 2017.

The strategic combination of the two complementary businesses created a leading independent, end-to-end IT services company, which is expected to have annual revenues of approximately $25 billion and nearly 6,000 public and private sector enterprise clients across 70 countries. DXC will focus on leading clients on their digital transformation journeys and helping clients thrive on significant business and market changes.

Acquisitions and Divestitures

During the fiscal year ended March 31, 2017 ("fiscal 2017"), we completed the acquisition of Xchanging plc ("Xchanging"), a provider of technology-enabled business solutions to organizations in global insurance and financial services, healthcare, manufacturing, real estate and the public sector, for total cash consideration of $492 million, net of cash acquired. The acquisition expanded our market coverage in the global insurance industry.

Segments and Services

Our reportable segments are Global Business Services ("GBS") and Global Infrastructure Services ("GIS"). Geographically, we have significant operations throughout North America, Europe, Asia and Australia. Segment and geographic information is included in Note 18 - "Segment and Geographic Information" to the consolidated financial statements. For a discussion of risks associated with our foreign operations, see Part I, Item 1A "Risk Factors" of this Annual Report.

Global Business Services

GBS provides innovative technology solutions including digital applications and applications services and software, which address key business challenges within the customer’s industry. GBS strives to help clients understand and take advantage of industry trends of IT modernization and virtualization of the IT portfolio (hardware, software, networking, storage and computing assets). GBS has three primary focus areas: industry aligned next-generation software and solutions ("IS&S"); digital applications, our consulting and applications business, and big data services. Industry aligned next-generation software and solutions is centered on the insurance, banking, healthcare and life sciences industries, as well as manufacturing and other diversified industries. Activities are primarily related to vertical alignment of software solutions and process-based intellectual property that power mission-critical transaction engines, in addition to the provision of tailored business processing services. The digital applications business helps organizations innovate, transform and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise, while optimizing and modernizing clients' business and technical environments, enabling clients to capitalize on emerging services such as cloud and mobility as well as big data within new commercial models including "as a Service." Key competitive differentiators for GBS include its global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Changing business issues such as globalization, fast-developing economies, government regulation and growing concerns around risk, security and compliance drive demand for these GBS offerings. Contract awards are estimated at the time of contract signing based on then existing projections of service volumes and currency exchange rates and include approved option years. During fiscal 2017, GBS had contract awards of $4.9 billion compared to $4.3 billion in the fiscal year ended April 1, 2016 ("fiscal 2016").

Global Infrastructure Services

GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cyber security, computed and managed storage solutions to commercial clients globally. GIS also delivers CSC's next-generation cloud offerings, including Infrastructure as a Service ("IaaS"), private cloud solutions and Storage as a Service. GIS provides a portfolio of standard offerings that have predictable outcomes and measurable results while reducing business risk and operational costs for clients. To provide clients with differentiated offerings, GIS maintains a select number of key alliance partners to make investments in developing unique offerings and go-to-market strategies. This collaboration helps us determine the best technology, develop road maps and enhance opportunities to differentiate solutions, expand market reach, augment capabilities and jointly deliver impactful solutions. During fiscal 2017, GIS had contract awards of $3.7 billion compared to $4.3 billion during fiscal 2016.

Our revenues mix by line of business was as follows:

	Fiscal Years Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Global Business Services	55%	51%	50%
Global Infrastructure Services	45	49	50
Total Revenues	100%	100%	100%

Trademarks and Service Marks

We own or have rights to various trademarks, logos, service marks and trade names that are used in the operation of our business. We also own or have the rights to copyrights that protect the content of our products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Annual Report are listed without the ™, ®

and © symbols, but such omission does not waive any rights that might be associated with the respective trademarks, service marks, trade names and copyrights included or referred to herein.

Competition

The IT and professional services markets in which we compete are not dominated by a single company or a small number of companies. A substantial number of companies offer services that overlap and are competitive with those we offer. In addition, the increased importance of offshore labor centers has brought several foreign-based firms into competition with us. Offshore IT outsourcers selling directly to end-users have captured an increasing share of the market as they compete directly with U.S. domestic suppliers of these services. We continue to increase resources in offshore locations to mitigate this market development.

More recently, the accelerating demand for multi-tenant infrastructure services, commonly referred to as cloud computing offerings, is continuing to alter the landscape of competition. New entrants to our markets are offering service models that change the decision criteria and contracting expectations of our target customers. Major competitors in this area include large and well-funded technology companies that are increasingly using social, mobile, analytics and cloud technologies to create agile new business models. Smaller and more nimble companies also continue to enter and disrupt markets with innovations in cloud computing and other areas which could emerge as significant competitors to us.

We have responded to these changing market conditions with new capabilities, partnerships and offerings that are intended to position us favorably in high-growth markets for next-generation IT services and solutions. For example, our acquisition of UXC in fiscal 2016 strengthened our next-generation delivery model. We also expanded our range of cloud-based service-management solutions through our acquisition of Fruition and Aspediens, and strategic investments in Virtual Clarity and eBecs. Our strategic partnerships with AT&T and HCL Technologies similarly enable expanded cloud, applications modernization and other next-generation technology services.

Our ability to obtain new business and retain existing business is dependent upon our ability to offer improved strategic frameworks and technical solutions, better value, quicker responses, increased flexibility, superior quality, a higher level of experience, or a combination of these factors. Management believes that our lines of business are positioned to compete effectively in the GBS and GIS markets based on our technology and systems expertise and large project management skills. Management believes that our competitive position is enhanced by the full spectrum of IT and professional services we provide including consulting, software and systems design, implementation and integration, IT and business process outsourcing and technical services delivered to a broad commercial customer base.

Employees

We have offices worldwide and as of March 31, 2017, had approximately 60,000 employees in more than 50 countries. The services we provide require proficiency in many fields, comprising but not limited to computer sciences, programming, telecommunications networks, mathematics, physics, engineering, operations research, finance, economics, statistics and business administration.

Available Information

Following the Merger, CSC is a wholly owned subsidiary of DXC.  DXC’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished to the U.S. Securities and Exchange Commission, are available free of charge on DXC's website, www.dxc.technology as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. DXC’s corporate governance guidelines, Board of Directors' committee charters (including the charters of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee) and code of ethics entitled "Code of Business Conduct" are also available on DXC's website. CSC’s SEC filings are also available on DXC’s website.  The information on DXC's website is not incorporated by reference into and is not a part of this report.

Item 1A.	RISK FACTORS

Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Annual Report. Additional risks and uncertainties not currently known or that are currently expected to be immaterial may also materially and adversely affect our business, financial condition, results of operations or the price of our common stock in the future. Past performance may not be a reliable indicator of future financial performance, and historical trends should not be used to anticipate results or trends in future periods. Unless the context otherwise requires, as used in this section "Risk Factors," "we," "our" and "us" refers to CSC and the combined company for periods following the consummation of the Merger.

Risks Relating to Our Business

Achieving our growth objectives may prove unsuccessful. We may be unable to identify future attractive acquisitions and strategic partnerships, which may adversely affect our growth. In addition, if we are unable to consummate acquisition or other agreements we enter into or fail to achieve anticipated revenue improvements and cost reductions, our profitability may be materially and adversely affected.

We may fail to complete strategic transactions. Closing strategic transactions is subject to uncertainties and risks, including the risk that we will be unable to satisfy conditions to closing such as regulatory and financing conditions and the absence of material adverse changes to our business. In addition, our inability to successfully integrate the operations we acquire and leverage these operations to generate substantial cost savings could have a material adverse effect on our results of operations, cash flows and financial position. In order to achieve successful acquisitions, we will need to:

•
successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with existing operations and systems;

•	maintain third-party relationships previously established by acquired companies;

•	attract and retain senior management and other key personnel at acquired businesses; and

•	successfully manage new business lines, as well as acquisition-related workload.

We may not be successful in meeting these challenges or any others encountered in connection with historical and future acquisitions. In addition, the anticipated benefits of one or more acquisitions may not be realized and future acquisitions could require dilutive issuances of equity securities and/or the assumption of contingent liabilities. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

We have also entered into and intend to identify and enter into additional strategic partnerships with other industry participants that will allow us to expand our business. However, we may be unable to identify attractive strategic partnership candidates or complete these partnerships on terms favorable to us. In addition, if we are unable to successfully implement our partnership strategies or our strategic partners do not fulfill their obligations or otherwise prove disadvantageous to our business, our investments in these partnerships and our anticipated business expansion could be adversely affected.

Our ability to continue to develop and expand our service offerings to address emerging business demands and technological trends may impact our future growth. If we are not successful in meeting these business challenges, our results of operations and cash flows may be materially and adversely affected.

Our ability to implement solutions for our customers, to incorporate new developments and improvements in technology that translate into productivity improvements for our customers and to develop service offerings that meet current and prospective customers' needs are critical to our success. The markets we serve are highly competitive. Our competitors may develop solutions or services that make our offerings obsolete. Our ability to develop and implement up to date solutions utilizing new technologies that meet evolving customer needs in cloud, consulting, industry software and solutions and application services markets will impact our future revenues growth and earnings.

Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which may adversely impact our revenues and profitability.

A significant portion of our application outsourcing and software development activities have been shifted to India and we plan to continue to expand our presence there and in other lower cost locations. As a result, we are exposed to the risks inherent to operating in India including (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future and (2) the possibility that the U.S. federal government or the European Union may enact legislation that provides significant disincentives for customers to locate certain of their operations offshore, which would reduce the demand for the services we provide in India and may adversely impact our cost structure and profitability. In addition, India has experienced civil unrest and acts of terrorism and has been involved in confrontations with Pakistan. If India continues to experience this civil unrest or if its conflicts with Pakistan escalate, our operations in India could be adversely affected.

The Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our internal policies mandate compliance with all applicable anti-bribery laws. We require our employees, partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. There is no assurance that our policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our employees, partners, subcontractors, agents and other intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged violations of the FCPA or other anti-bribery violations is expensive and could consume significant time and attention of our senior management.

Security breaches, cyber attacks or service interruptions could expose us to liability or impair our reputation, which could cause significant financial loss.

As a provider of information technology services to customers operating in a number of regulated industries and countries, we store and process increasingly large amounts of sensitive data for our clients. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems. We collect and store certain personal and financial information from customers and employees. Security breaches could expose us to a risk of loss of this information, regulatory scrutiny, actions and penalties, extensive contractual liability litigation, reputational harm and a loss of customer confidence that could potentially have an adverse impact on future business with current and potential customers.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of these products. In addition, sophisticated hardware and operating system software and applications produced or procured from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede the combined company’s sales, manufacturing, distribution or other critical functions.

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruption in our operations. We are required to expend capital and other resources to protect against attempted security breaches or cyber-attacks or to alleviate problems caused by successful breaches or attacks. Our security measures are designed to identify and protect against security breaches and cyber-attacks and no threat incident identified to date has resulted in a material adverse effect on us or our customers. However, our failure to detect, prevent or adequately respond to a future threat incident could subject us to liability, damage our reputation and have a material adverse effect on our business.

Increasing data privacy and information security obligations could also impose additional regulatory pressures on our customers’ businesses and indirectly, on our operations. In response, some of our customers have sought and may continue to seek, to contractually impose certain strict data privacy and information security obligations on us. Some of our customer contracts may not contractually limit our liability for the loss of confidential information. If we are unable to adequately address these concerns, our business and results of operations could suffer. Compliance with new privacy and security laws, requirements and regulations, where required or undertaken by us, may result in cost increases due to potential systems changes, the development of additional administrative processes and increased enforcement actions, fines and penalties. While we strive to comply with all applicable data protection laws and regulations as well as our own posted privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive or confidential information may result in proceedings or actions against us by government or other entities or private lawsuits against us, including class actions, which could potentially have an adverse effect on our business, reputation and results of operations.

Portions of our infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenues, increase our expenses, damage our reputation and adversely affect our stock price.

Our ability to raise additional capital for future needs may impact our ability to compete in the markets we serve.

We currently maintain investment grade credit ratings with Moody's Investors Service, Standard & Poor's Ratings Services and Fitch Rating Services. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may review the ratings assigned to us due to developments that are beyond our control, including as a result of new standards requiring the agencies to reassess rating practices and methodologies. If changes in our credit ratings were to occur, it could result in higher interest costs under certain of our credit facilities. It would also cause our future borrowing costs to increase and limit our access to capital markets. Any downgrades could negatively impact the perception of the combined company by lenders and other third parties. In addition, certain of our major contracts provide customers with a right of termination in certain circumstances in the event of a rating downgrade below investment grade.

On March 6, 2017 Moody's and Fitch Ratings took ratings action in anticipation of the Merger. Moody's assigned DXC a Baa2 long-term rating with a "Stable" outlook, affirmed the Baa2 long-term rating with a "Stable" outlook for CSC and affirmed the P-2 short term rating of CSC's European Commercial Paper program. Fitch Ratings upgraded CSC and assigned both DXC and CSC a BBB+ long-term rating with a "Stable" outlook and affirmed the short-term rating for DXC and CSC at F-2. On March 13, 2017 Standard & Poor's assigned DXC a BBB long-term rating with a "Negative" outlook, removed CSC from credit watch, affirmed the BBB long-term rating with a "Negative" outlook for CSC and affirmed the short-term rating for CSC at A-2.

Our indebtedness may adversely affect our business, financial condition and results of operations, as well as our ability to meet our payment obligations under our debt.

In addition to our current total carrying debt, we will be incurring significant indebtedness as a result of the Merger. We may incur substantial additional indebtedness in the future for many reasons, including to fund acquisitions. This collective amount of debt could have important adverse consequences to us and our investors, including:

•	making it more difficult for us to satisfy our debt obligations and other ongoing business obligations, which may result in defaults;

•
experiencing events of default if we fail to comply with the financial and other covenants contained in the agreements governing our debt instruments, which could result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;

•
subjecting us to the risk of increased sensitivity to interest rate increases in our outstanding indebtedness that bears interest at variable rates and could cause our debt service obligations to increase significantly;

•	increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability for debt financing;

•
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy;

•	placing us at a competitive disadvantage compared to any of our competitors that have less debt or are less leveraged; and

•	increasing our vulnerability to the impact of adverse economic and industry conditions.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that current or future borrowings will be sufficient to meet our current debt obligations and other liquidity needs.

Our business may be adversely impacted as a result of changes in demand for our services, both globally and in individual market segments.

Current weakness in worldwide economic conditions and political uncertainty may adversely impact our customers' demand for our services in the markets in which we compete, including our customers' demand for consulting, industry software and solutions, application services and next-generation cloud offerings and other IT services.

Our primary markets are highly competitive. If we are unable to compete in these highly competitive markets, our results of operations may be materially and adversely affected.

Our competitors include large, technically competent and well capitalized companies, some of which have emerged as a result of industry consolidation, as well as “pure play” companies that have a single product focus. If we are unable to renew or extend our current technology contracts due to this competition, we may experience downward pressure on operating margins in our technology outsourcing contract. As a result, we may not be able to maintain our current operating margins, or achieve favorable operating margins, for technology outsourcing contracts extended or renewed in the future. Any reductions in margins will require that we effectively manage our cost structure. If we fail to effectively manage our cost structure during periods with declining margins, our results of operations may be adversely affected.

We encounter aggressive competition from numerous and varied competitors. Our competitiveness is based on factors including technology, innovation, performance, price, quality, reliability, brand, reputation, range of products and services, account relationships, customer training, service and support and security. If we are unable to compete based on such factors, our results of operations and business prospects could be harmed. CSC, together with DXC, has a large portfolio services and allocates financial, personnel and other resources across services while competing with companies that have smaller portfolios or specialize in one or more of our service lines. As a result, we may invest less in certain business areas than our competitors do, and competitors may have greater financial, technical and marketing resources available to them compared to the resources allocated to our services. Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate. Additionally, competitors may affect our business by entering into exclusive arrangements with existing or potential customers.

Companies with whom we have alliances in certain areas may be or become competitors in other areas. In addition, companies with whom we have alliances also may acquire or form alliances with competitors, which could reduce their business with us. If we are unable to effectively manage these complicated relationships with alliance partners, our business and results of operations could be adversely affected.

We face aggressive price competition and may have to lower prices to stay competitive, while simultaneously seeking to maintain or improve revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions, may be able to offer lower prices than we are able to offer. Our cash flows, results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

Our commercial contracts are typically awarded on a competitive basis. Our bids are based upon, among other things, the expected cost to provide the services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to complete the contracts in a timely manner. In addition, revenues from some of our contracts are recognized using the percentage-of-completion method, which requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected.

Our performance on contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments.

Our contracts are increasingly complex and, in some instances, require that we partner with other parties, including software and hardware vendors, to provide the complex solutions required by our customers. Our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners' ability to meet our customers' delivery schedules. If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected, which may have a material and adverse impact on our revenues and profitability.

Our primary markets are highly competitive. Achieving our stated objectives depends on our ability to attract and retain highly skilled IT professionals and executives.

Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain people with the skills, knowledge and management experience to serve our customers. As we noted above, the markets we serve are highly competitive. Competition for skilled employees in the technology outsourcing and consulting and systems integration markets is intense around the world. Our ability to expand geographically and continue to operate our existing global businesses successfully depends, in large part, on our ability to attract and retain highly skilled IT professionals and executives. The loss of personnel could impair our ability to perform under certain of our contracts, which could have a material adverse effect on our reputation, goodwill, financial position, results of operations and cash flows.

We also must manage leadership development and succession planning throughout our business. The loss of key personnel, coupled with an inability to adequately develop and train personnel and assimilate key new hires or promoted employees could adversely affect our business and results of operations.

In addition, as a result of the Merger, uncertainty around future employment opportunities, facility locations, organizational and reporting structures and other related concerns may impair our ability to attract and retain qualified personnel. If employee attrition is higher than expected due to difficulties encountered in the integration process it may adversely impact our ability to realize the anticipated benefits of the Merger. While we have put in place certain incentives designed to retain key personnel in connection with the Merger, these incentives may not be sufficient to achieve their desired purpose and only extend to a limited population that may not include personnel whose services are important to achieving key organizational objectives.

More generally, if we do not hire, train, motivate and effectively utilize employees with the right mix of skills and experience in the right geographic regions and for the right offerings to meet the needs of our clients, our financial performance could suffer. For example, if our employee utilization rate is too low, our profitability and the level of engagement of our employees could decrease. If that utilization rate is too high, it could have an adverse effect on employee engagement and attrition and the quality of the work performed, as well as our ability to staff projects. If we are unable to hire and retain a sufficient number of employees with the skills or background needed to meet current demand, we might need to redeploy existing personnel, increase our reliance on subcontractors or increase employee compensation levels, all of which could also negatively affect our profitability. In addition, if we have more employees than necessary to serve client demand with certain skill sets for certain offerings or in certain geographies, we may incur increased costs as we work to rebalance our supply of skills and resources with client demand in those geographies.

Our international operations are exposed to risks, including fluctuations in exchange rates, which may be beyond our control.

Our exposure to currencies other than the U.S. dollar may impact our results, as they are expressed in U.S. dollars. Currency variations also contribute to variations in sales of products and services in affected jurisdictions. For example, if one or more European countries were to replace the euro with another currency, sales in that country or in Europe generally may be adversely affected until stable exchange rates are established. While historically we have partially mitigated currency risk, including exposure to fluctuations in currency exchange rates, by matching costs with revenues in each currency, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase and as more of the services we provide are shifted to lower cost regions of the world. We believe that the percentage of our revenues denominated in currencies other than the U.S. dollar will continue to represent a significant portion of our revenues. Also, we believe that our ability to match revenues and expenses in each currency will decrease as more work is performed at offshore locations.

We may use forward contracts and options designated as cash flow hedges to protect against currency exchange rate risks. The effectiveness of these hedges will depend on our ability to accurately forecast future cash flows, which may be particularly difficult during periods of uncertain demand and highly volatile exchange rates. We may incur significant losses from our hedging activities due to factors such as demand volatility and currency variations. In addition, certain or all of our hedging activities may be ineffective, may expire and not be renewed or may not offset the adverse financial impact resulting from currency variations. Losses associated with hedging activities also may impact our revenues and to a lesser extent our cost of sales and financial condition.

In June 2016, the U.K. held a referendum in which British citizens voted to exit from the European Union, commonly referred to as “Brexit.” In March 2017, the UK government initiated a process to withdraw from the EU and began negotiating the terms of its separation. We face risks associated with Brexit. For example, Brexit could potentially result in restrictions on the movement of capital and the mobility of personnel between the remaining 27 EU states and the UK, in addition to volatility in currency exchange rates. Brexit also creates uncertainty in areas currently regulated by EU law, such as cross border data transfers. Brexit is also expected to lead to short and medium term uncertainty in future trade arrangements between U.K.-based operations and the various EU end markets that they serve.

Our future business and financial performance could suffer due to a variety of international factors, including:

•
ongoing instability or changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts;

•	longer collection cycles and financial instability among customers;

•
trade regulations and procedures and actions affecting production, pricing and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors;

•	local labor conditions and regulations;

•	managing our geographically dispersed workforce;

•	changes in the international, national or local regulatory and legal environments;

•	differing technology standards or customer requirements;

•	difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner and

•	changes in tax laws.

Our business operations are subject to various and changing federal, state, local and foreign laws and regulations that could result in costs or sanctions that adversely affect our business and results of operations.

We operate in more than 50 countries in an increasingly complex regulatory environment. Among other things, we provide complex industry specific insurance processing in the U.K, which is regulated by authorities in the U.K. and elsewhere, such as the U.K.’s Financial Conduct Authority and Her Majesty’s Treasury and the U.S. Department of Treasury, which increases our exposure to compliance risk. For example, in February 2017 we submitted an initial notification of voluntary disclosure regarding certain possible violations of U.S. sanctions laws to the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”) pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which we acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the U.K. Our related internal investigation is continuing, and we have undertaken to provide a full report of its findings to OFAC when completed. Our retail investment account management business in Germany is another example of a regulated business, which must maintain a banking license, is regulated by the German Federal Financial Supervisory Authority and the European Central Bank and must comply with German banking laws and regulations.

In addition, businesses in the countries in which we operate are subject to local, legal and political environments and regulations including with respect to employment, tax, statutory supervision and reporting and trade restriction. These regulations and environments are also subject to change.

Adjusting business operations to changing environments and regulations may be costly and could potentially render the particular business operations uneconomical, which may adversely affect our profitability or lead to a change in the business operations. Notwithstanding our best efforts, we may not be in compliance with all regulations in the countries in which we operate at all times and may be subject to sanctions, penalties or fines as a result. These sanctions, penalties or fines may materially and adversely impact the profitability of the combined company.

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.

Our Board of Directors has approved several restructuring plans to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies to reduce our costs. We may not be able to obtain the costs savings and benefits that were initially anticipated in connection with our restructuring plans. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, see Note 19 - "Restructuring Costs" to the consolidated financial statements.

In the course of providing services to customers, we may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages.

The solutions we provide to our customers may inadvertently infringe on the intellectual property rights of third parties resulting in claims for damages against us or our customers. Our contracts generally indemnify our clients from claims for intellectual property infringement for the services and equipment we provide under the applicable contracts. The expense and time of defending against these claims may have a material and adverse impact on our profitability. Additionally, the publicity we may receive as a result of infringing intellectual property rights may damage our reputation and adversely impact our ability to develop new business.

We may be exposed to negative publicity and other potential risks if we are unable to achieve and maintain effective internal controls over financial reporting.

We are required under the Sarbanes-Oxley Act of 2002 to include a report from management on our internal controls that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must report on the effectiveness of our internal control over financial reporting. In our Form 10-K for the fiscal year ended April 1, 2016, we reported a material weakness over the accounting, presentation, and disclosure for income taxes, including the income tax provision and related tax assets and liabilities.

Any failure to maintain effective controls or difficulties encountered in the effective improvement of our internal controls, including the remediation of the material weakness in accounting for income tax, could prevent us from timely and reliably reporting financial results and may harm our operating results. In addition, if we are unable to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide an unqualified report as to the effectiveness of our internal control over financial reporting, as of each fiscal year end, we may be exposed to negative publicity, which could cause investors to lose confidence in our reported financial information. Any failure to maintain effective internal controls and any such resulting negative publicity may materially affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. However, a control system, no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There can be no assurance that all control issues or fraud will be detected. In connection with the Merger and as the combined company continues to grow its businesses, its internal controls will become more complex and will require more resources for internal controls. Additionally, the existence of any material weaknesses or significant deficiencies would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in the combined company’s internal control over financial reporting could also result in errors in its financial statements that could require the combined company to restate its financial statements, cause it to fail to meet its reporting obligations and cause stockholders to lose confidence in its reported financial information, all of which could materially and adversely affect the combined company and the market price of its common stock.

We could suffer additional losses due to asset impairment charges.

We test our goodwill for impairment during the second quarter of every year and on an interim date should events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment could result and a non-cash charge could be required. We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment of recoverability of finite-lived intangible assets could result in an impairment and a non-cash charge could be required. We acquired a substantial quantity of goodwill and other intangibles as a result of the Merger, increasing our exposure to this risk.

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

We are defendants in pending litigation that may have a material and adverse impact on our profitability and liquidity.

As noted in Note 21 - "Commitments and Contingencies" to the consolidated financial statements, we are currently party to a number of disputes that involve or may involve litigation. We are not able to predict the ultimate outcome of these disputes or the actual impact of these matters on our profitability. If we agree to settle these matters or judgments are secured against us, we may incur liabilities that may have a material and adverse impact on our liquidity and earnings.

Changes in our tax rates could affect our future results.

Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. We are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our financial condition and operating results.

We may be adversely impacted by disruptions in the credit markets, including disruptions that reduce our customers' access to credit and increase the costs to our customers of obtaining credit.

The credit markets have historically been volatile and therefore it is not possible for us to predict the ability of our clients and customers to access short-term financing and other forms of capital. If a disruption in the credit markets were to occur, it could also pose a risk to our business if customers and suppliers are unable to obtain financing to meet payment or delivery obligations to us. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect our revenues.

Our hedging program is subject to counterparty default risk.

We enter into foreign currency forward contracts and options and interest rate swaps with a number of counterparties. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparties financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur significant losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of a counterparty's default may be limited by the liquidity of the counterparty.

We derive significant revenues and profit from contracts awarded through competitive bidding processes, which can impose substantial costs on us and we may not achieve revenue and profit objectives if we fail to bid on these projects effectively.

We derive significant revenues and profit from government contracts that are awarded through competitive bidding processes. We expect that most of the non-U.S. government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding is expensive and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;

•	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope and design;

•	the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding;

•	the requirement to resubmit bids protested by our competitors and in the termination, reduction, or modification of the awarded contracts; and

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

If our customers experience financial difficulties or request out-of-scope work, we may not be able to collect our receivables, which would materially and adversely affect our profitability.

Over the course of a long-term contract, a customer's financial condition may decline and reduce its ability to pay its obligations. This would cause our cash collections to decrease and bad debt expense to increase. While we may resort to alternative methods to pursue claims or collect receivables, these methods are expensive and time consuming and successful collection is not guaranteed. Failure to collect our receivables or prevail on claims would have an adverse effect on our profitability and cash flows.

Risks Related to the Merger

The combined company may not realize the anticipated benefits from the Merger.

There can be no assurance that we will be able to realize the intended benefits of the Merger or that the combined company resulting from the Merger will perform as anticipated. Specifically, the Merger could cause disruptions in the combined company's business, including by disrupting operations or causing customers to delay or to defer decisions to purchase products or renew contracts or to end their relationships. Similarly, it is possible that current or prospective employees could experience uncertainty about their future roles with the combined company, which could harm our ability to attract and retain key personnel.

As previously disclosed, we expect that the Merger will produce first-year synergies for the combined company of approximately $1.0 billion, with a run rate of $1.5 billion by the end of year one. The anticipated $1.0 billion of post-closing synergies and $1.5 billion run rate at the end of year one were each calculated by estimating the expected value of harmonizing policies and benefits between CSC and HPES and supply chain and procurement benefits from expected economies of scale such as volume discounts, as well as cost synergies expected from workforce optimization such as elimination of duplicative roles and other duplicative general, administrative and overhead costs. The combined company’s success in realizing cost and revenues synergies, growth opportunities, and other financial and operating benefits as a result of the Merger, and the timing of their realization, depends on the successful integration of the combined company's business operations. Even if we successfully integrate, we cannot predict with certainty if or when these cost and revenue synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the Merger may be offset by costs incurred in integrating CSC and HPES or in required capital expenditures related to the acquisition of HPES. In addition, the quantification of synergies expected to result from the Merger is based on significant estimates and assumptions that are subjective in nature and inherently uncertain. Realization of any benefits and synergies could be affected by a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and other risks. The amount of synergies actually realized, if any, and the time periods in which any such synergies are realized, could differ materially from the expected synergies, regardless of whether the two business operations are combined successfully. If the integration is unsuccessful or if the combined company is unable to realize the anticipated synergies and other benefits of the Merger, there could be a material adverse effect on the combined company’s business, financial condition and results of operations.

The integration following the Merger may present significant challenges.

There is a significant degree of difficulty inherent in the process of integrating HPES and CSC. These difficulties include:

•	integration activities while carrying on ongoing operations;

•	the challenge of integrating the business cultures of HPES and CSC, which may prove to be incompatible;

•	the challenge and cost of integrating certain information technology systems and other systems; and

•	the potential difficulty in retaining key officers and other personnel.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses. Members of senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business, service existing businesses and develop new services or strategies. In addition, certain existing contractual restrictions limit the ability to engage in certain integration activities for varying periods after the Merger. There is no assurance we will be able to manage this integration to the extent or in the time horizon anticipated, particularly given the larger scale of the HPES business in comparison to CSC's business. If senior management is not able to timely and effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. The delay or inability to achieve anticipated integration goals could have a material adverse effect on our business, financial condition and results of operations after the Merger.

If the Merger does not qualify as a reorganization under Section 368(a) of the Code, CSC's former stockholders may incur significant tax liabilities.

The completion of the Merger was conditioned upon the receipt by HPE and CSC of opinions of counsel to the effect that, for U.S. federal income tax purposes, the Merger will qualify as a "reorganization" within the meaning of Section 368(a) of the Code (the "Merger Tax Opinions"). The parties did not seek a ruling from the IRS regarding such qualification. The Merger Tax Opinions were based on current law and relied upon various factual representations and assumptions, as well as certain undertakings made by HPE, HPES and CSC. If any of those representations or assumptions is untrue or incomplete in any material respect or any of those undertakings is not complied with, or if the facts upon which the Merger Tax Opinions are based are materially different from the actual facts that existed at the time of the Merger, the conclusions reached in the Merger Tax Opinions could be adversely affected and the Merger may not qualify for tax-free treatment. Opinions of counsel are not binding on the IRS or the courts. No assurance can be given that the IRS will not challenge the conclusions set forth in the Merger Tax Opinions or that a court would not sustain such a challenge. If the Merger were determined to be taxable, previous holders of CSC common stock would be considered to have made a taxable disposition of their shares to HPES, and such stockholders would generally recognize taxable gain or loss on their receipt of HPES common stock in the Merger.

Risk Relating to the Separation (defined below)

The Separation could result in substantial tax liability to us and former CSC stockholders that received CSRA Inc. stock in the Separation.

In connection with the spin-off by CSC of its U.S. public sector business, National Public Sector ("NPS") on November 27, 2015 (the "Separation"), CSC received an opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the Separation qualified as a tax-free transaction under Section 355 and related provisions of the Internal Revenue Code. If, notwithstanding the conclusions expressed in that opinion, the Separation were determined to be taxable, we and former CSC stockholders that received CSRA stock in the Separation could incur significant tax liabilities.

Under Section 355(e) of the Internal Revenue Code, the Separation would generally be taxable to us (but not to former CSC stockholders) if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of CSC, directly or indirectly (including through acquisition of the combined company’s stock after the completion of the Merger), as part of a plan or series of related transactions that includes the Separation. In general, an acquisition will be presumed to be part of a plan with the Separation if the acquisition occurs within two years before or after the Separation. This presumption may, however, be rebutted based upon an analysis of the facts and circumstances related to the Separation and the particular acquisition in question.

In connection with completion of the Merger, we received an opinion of counsel to the effect that the Merger should not cause Section 355(e) of the Code to apply to the Separation or otherwise affect the qualification of the Separation as a tax-free distribution under Section 355 of the Code (the “Separation Tax Opinion”). The Separation Tax Opinion was based on current law and relied upon various factual representations and assumptions, as well as certain undertakings made by us. If any of those representations or assumptions is untrue or incomplete in any material respect or any of those undertakings is not complied with, or if the facts upon which the Separation Tax Opinion is based are materially different from the actual facts that existed at the time of the Merger, the conclusions reached in the Separation Tax Opinion could be adversely affected and the Separation may not qualify for tax-free treatment. No assurance can be given that the IRS will not challenge the conclusions set forth in the Separation Tax Opinion or that a court would not sustain such a challenge. Further, in light of the requirements of Section 355(e) of the Code, we might determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions, mergers, consolidations and other strategic transactions, for some period of time following the Merger.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 31, 2017, we owned or leased numerous general office facilities, global security operations centers, strategic delivery centers and data centers around the world totalizing approximately 8.4 million square feet. Locations which house three or more of these types of usage are referred hereto as co-locations. We believe all of the properties we own or lease are well-maintained, suitable and adequate to meet our current and anticipated requirements. Upon expiration of our leases, we plan to exit low utilization and sub-scale locations to optimize our data center footprint and increase site density. As part of the expected synergies from the Merger, we plan to increase co-location and decrease our occupancy footprint by approximately 30%. Lease expiration dates range from fiscal 2018 through fiscal 2028. Our corporate headquarters is a leased facility located at 1775 Tysons Blvd, Tysons, VA 22102 and is included in the Washington, D.C. area of the square footage in the table below. The space being utilized by our GIS and GBS segments and Corporate is approximately 48%, 26% and 2%, respectively. In addition, approximately 24% is being utilized by both the GBS and GIS segments.

We have facilities in excess of our needs and have entered into various sublease agreements for our unused general office space. As a result, included in our accrued expenses, other current liabilities and other long-term liabilities are costs net of sublease income to be incurred through 2024 related to such facilities. For additional information regarding our excess space obligations, See Note 19 - "Restructuring Costs" to the consolidated financial statements.

The following tables provide a summary of properties we own and lease as of March 31, 2017:

Properties Owned	Approximate Square Footage	General Usage
Blythewood, South Carolina	456,000	Delivery Center and Office
Copenhagen, Denmark	368,000	Office
Aldershot, United Kingdom	211,000	Office
Newark, Delaware	179,000	Co-location
Norwich, Connecticut	144,000	Data Center
Meriden, Connecticut	118,000	Data Center
Shimoga, India	80,000	Delivery Center and Office
Maidstone, United Kingdom	79,000	Data Center
Petaling Jaya, Malaysia	63,000	Co-location
Jacksonville, Illinois	60,000	Office
Chesterfield, United Kingdom	51,000	Delivery Center and Office
Tunbridge Wells, United Kingdom	43,000	Data Center
Sterling, Virginia	41,000	Delivery Center and Office
Various other U.S. and foreign locations	40,000	Data Center and Office

Properties Leased	Approximate Square Footage	General Usage
India	3,061,000	Co-location
Australia & other Pacific Rim locations	649,000	Co-location
France	263,000	Data Center and Office
Texas	180,000	Co-location
Germany	176,000	Data Center and Office
Illinois	172,000	Data Center and Office
United Kingdom	130,000	Data Center and Office
Washington, D.C. area	130,000	Data Center and Office
Spain	127,000	Delivery Center and Office
Connecticut	125,000	Co-location
Sweden	119,000	Data Center and Office
China	118,000	Co-location
Colombia	106,000	Delivery Center and Office
Denmark	101,000	Delivery Center and Office
Bulgaria	101,000	Delivery Center and Office
Various other U.S. and foreign locations	923,000	Co-location

ITEM 3. LEGAL PROCEEDINGS

See Note 21 - "Commitments and Contingencies" to the consolidated financial statements under the caption “Contingencies” for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to consummation of the Merger, CSC common stock was listed and traded on the New York Stock Exchange under the ticker symbol “CSC.” CSC common stock was suspended from trading on the New York Stock Exchange effective as of the opening of trading on April 3, 2017. The New York Stock Exchange filed a Notification of Removal from Listing and/or Registration on Form 25 to delist CSC common stock and terminate the registration of such shares. CSC filed a Form 15 with the SEC on April 18, 2017 to terminate the registration of the shares of CSC common stock.

The following table shows the high and low sales prices of CSC common stock as reported on the New York Stock Exchange for the quarters indicated.

	Fiscal 2017		Fiscal 2016(1)
Fiscal Quarter	High	Low	High	Low
1st	$52.55	$32.51	$71.00	$63.85
2nd	53.46	45.37	68.57	58.77
3rd	63.34	50.41	71.15	29.51
4th	74.92	57.06	34.49	24.27

(1) Historical market prices do not reflect any adjustment for the impact of the Separation, which occurred during the third quarter of fiscal 2016.

CSC's common stock is currently owned by DXC and is not listed for trading on any stock exchange. As a result, there is no established public trading market for CSC's common stock.

Cash dividends declared on CSC's common stock for each quarter of fiscal 2017 and 2016 are included in Selected Quarterly Financial Data (Unaudited) in Part II, Item 8 of this Annual Report.

The graph below compares the total cumulative five-year return on our common stock through our fiscal year ended March 31, 2017 to: (i) Standard & Poor’s 500 index and (ii) Standard & Poor’s North American Technology Index(1). The graph assumes an initial investment of $100 on March 29, 2012 and that dividends have been reinvested.

On November 27, 2015, we completed the Separation and our stockholders received one share of CSRA common stock for every one share of our common stock held at the close of business on November 18, 2015 (the "Record Date"), as specified under the terms of the Separation agreement. In connection with the Separation, a dividend payment of $10.50 per share was made on the Record Date to our stockholders who received CSRA common stock in the distribution. The effect of the Separation is reflected in the cumulative total return as a reinvested dividend. The comparisons in the graph are required by the SEC and are based upon historical data.

CSC Total Shareholder Return
(Period Ended March 31, 2017)

The following table provides indexed returns assuming $100 was invested on March 29, 2012, with annual returns using our fiscal year-end dates.

Indexed Return Table (2012 = 100)
	Return 2013	Return 2014	Return 2015	Return 2016	Return 2017	Compound Annual Growth Rate
CSC common stock	65.81%	105.70%	127.03%	181.01%	472.74%	41.80%
S&P 500 Index	14.38%	37.64%	57.09%	60.95%	87.40%	13.40%
S&P North American Technology Index(1)	3.80%	30.21%	50.61%	66.05%	108.79%	15.90%

(1) In prior years, we used the North American Technology Services Index, which was discontinued on March 7, 2016. Accordingly, we now use the S&P North American Technology Index as a replacement for the discontinued index.

CSC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format as permitted by General Instruction I(2).

There were no issuer purchases of equity securities during the period covered by this report.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

	As of
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015	March 28, 2014	March 29, 2013
Total assets	$8,663	$7,736	$10,221	$11,361	$11,210
Debt
Long-term, net of current maturities	$2,225	$1,934	$1,635	$2,207	$2,498
Short-term	646	559	—	444	—
Current maturities	92	151	883	237	234
Total Debt	$2,963	$2,644	$2,518	$2,888	$2,732
Stockholders’ equity	$2,166	$2,032	$2,965	$3,950	$3,166
Net debt-to-total capitalization	33.1%	31.4%	8.1%	6.5%	11.5%

	Fiscal Years Ended
(in millions, except per-share amounts)	2017	2016	2015	2014	2013
Revenues	$7,607	$7,106	$8,117	$8,899	$9,533
Costs of services (excludes depreciation and amortization and restructuring costs)	5,545	5,185	6,159	6,032	7,455
Selling, general and administrative - SEC settlement related charges(1)	—	—	197	—	—
Restructuring costs	238	23	256	74	251
Debt extinguishment costs(2)	—	95	—	—	—
(Loss) income from continuing operations, before taxes	(174)	10	(671)	694	(249)
Income tax (benefit) expense	(74)	(62)	(464)	174	(248)
(Loss) income from continuing operations, net of taxes	(100)	72	(207)	520	(1)
Income from discontinued operations, net of taxes	—	191	224	448	780
Net (loss) income attributable to CSC common stockholders	(123)	251	2	947	760
(Loss) earnings per common share:
Basic:
Continuing operations	$(0.88)	$0.51	$(1.45)	$3.52	$(0.01)
Discontinued operations	—	1.31	1.46	2.89	4.92
	$(0.88)	$1.82	$0.01	$6.41	$4.91
Diluted:
Continuing operations	$(0.88)	$0.50	$(1.45)	$3.45	$—
Discontinued operations	—	1.28	1.46	2.83	4.89
	$(0.88)	$1.78	$0.01	$6.28	$4.89

Cash dividend per common share	$0.56	$2.99	$0.92	$0.80	$0.80

(1) Fiscal 2015 charge related to the settlement of the SEC investigation (see Note 22 - "Settlement of SEC Investigation" to the consolidated financial statements).
(2) Fiscal 2016 debt extinguishment costs related to CSC's redemption of all outstanding 6.50% term notes due March 2018 (see Note 12 - "Debt" to the consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition for fiscal 2017. This discussion should be read in conjunction with our consolidated financial statements and associated notes included in Part II, Item 8 of this Annual Report.

The three primary objectives of this discussion are to:

1.	provide a narrative on the consolidated financial statements, as presented through the eyes of management;

2.	enhance the disclosures in the consolidated financial statements and related notes by providing context to analyze the consolidated financial statements; and

3.	provide information to assist the reader in ascertaining the predictive value of the reported financial results.

To achieve these objectives, management's discussion and analysis is presented with the following sections:

Overview - includes a description of our business and how it earns revenues and generates cash, as well as a discussion of economic and industry factors, key business drivers and key performance indicators.

Results of Operations - discusses year-over-year changes to operating results for fiscal 2015 through fiscal 2017, describing the factors affecting revenues on a consolidated and reportable segment basis, including new contracts, acquisitions and divestitures and currency impacts; describes the factors affecting changes in our major cost and expense categories and discusses our non-GAAP financial measures.

Liquidity and Capital Resources - discusses causes of changes in cash flows and describes our liquidity and available capital resources.

Off-Balance Sheet Arrangements - details our off-balance sheet arrangements.

Contractual Obligations - details our outstanding contractual obligations.

Critical Accounting Estimates - discusses our accounting estimates based on management judgments and assumptions which could have a material impact on our financial statements.

Economic and Industry Factors

Management monitors industry factors including relative market shares, growth rates, billing rates, staff utilization rates and margins as well as macroeconomic indicators such as interest rates, inflation rates and foreign currency rates. We are seeing the IT services industry being transformed by a shift in customer demand towards digital services and solutions. The ability to identify and capitalize on these market and technological changes to deliver industry-leading service offerings is a key driver of our performance.

Over the past five years we have made key acquisitions in hybrid cloud solutions, digital enterprise applications and insurance and healthcare as well as divested non-core businesses to optimize our service portfolio. We have responded to the industry trends we identified by streamlining our service offerings and implementing a strategy of selling defined solutions that require less customization. Such solutions include our portfolio of cloud-based IaaS offerings, managed applications services and a range of discrete offerings for computing, storage, mobility and networking services.

Business Drivers

Revenues in both segments are generated by providing services on a variety of contract types lasting from less than six months to ten years or more. Factors affecting revenues include our ability to successfully:

•	bid on and win new contract awards;

•	satisfy existing customers and obtain add-on business and win contract recompetes;

•	compete with respect to services offered, delivery models offered, technical ability and innovation, quality, flexibility, global reach, experience and results created; and

•	identify and integrate acquisitions and leverage them to generate new revenues.

Earnings are impacted by the above revenue factors and our ability to:

•	integrate acquisitions and eliminate redundant costs;

•	develop offshore capabilities and migrate compatible service offerings offshore;

•	control costs, particularly labor costs, subcontractor expenses and overhead costs including healthcare, pension and general and administrative costs;

•	anticipate talent needs to avoid staff shortages or excesses;

•	accurately estimate various factors incorporated in contract bids and proposals; and

•	effectively manage foreign currency fluctuations related to international operations through the use of short-term foreign currency forward and option contracts.

Cash flows are affected by the above drivers and the following factors:

•	the ability to efficiently manage capital resources and expenditures;

•	timely management of receivables and payables;

•	investment opportunities available, particularly related to business acquisitions and implementations, dispositions and large outsourcing contracts; and

•	tax obligations.

Key Performance Indicators

We manage and assess the performance of our business through various financial measures, primarily new contract wins, revenues and consolidated segment operating margins.

New contract wins: In addition to being a primary driver of future revenues, new contract wins also provide management an assessment of our ability to compete. The total level of wins tends to fluctuate from year to year depending on the timing of new or recompeted contracts, as well as numerous external factors.

Revenues: Amounts recognized as earned from contracts won in prior periods and additional work secured in the current year. Year-over-year revenues tend to vary less than new contract wins and reflect performance on both new and existing contracts. Foreign currency fluctuations also impact revenues.

Consolidated segment operating margins: Reflect performance on our contracts and ability to control its costs. While the ratios of various cost elements as a percentage of revenues can shift as a result of changes in the mix of businesses with different cost profiles, a focus on maintaining and improving overall margins leads to improved efficiencies and profitability. Although the majority of our costs are denominated in the same currency as revenues, increased use of offshore support also exposes us to additional margin fluctuations.

Results of Operations

We report our results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first three months of the fiscal year to prevent the fiscal year from moving from an approximate end of March date. Fiscal 2015 was the last year which included the additional week.

During fiscal 2016, we completed the Separation of NPS and merger of NPS with SRA International, Inc. to form a new publicly traded company, CSRA Inc. As a result of the Separation, the consolidated statements of operations and related financial information reflect NPS's operations as discontinued operations for fiscal 2016 and 2015.

The following table provides an analysis for select line items of the consolidated statements of operations:

	Fiscal Years Ended
(In millions, except per-share amounts)	March 31, 2017	April 1, 2016	April 3, 2015

Revenues	$7,607	$7,106	$8,117

(Loss) income from continuing operations, before taxes	(174)	10	(671)
Income tax benefit	(74)	(62)	(464)
(Loss) income from continuing operations	(100)	72	(207)
Income from discontinued operations, net of taxes	—	191	224
Net (loss) income	$(100)	$263	$17

Diluted (loss) earnings per share:
Continuing operations	$(0.88)	$0.50	$(1.45)
Discontinued operations	—	1.28	1.46
	$(0.88)	$1.78	$0.01

Revenues

Revenues by segment are shown in the tables below:

	Fiscal Years Ended
	March 31, 2017		April 1, 2016		April 3, 2015
(in millions)	Amount	Percent Change	Amount	Percent Change	Amount
GBS	$4,173	14.7%	$3,637	(9.9)%	$4,036
GIS	3,434	(1.0)%	3,469	(15.0)%	4,081
Total Revenues	$7,607	7.1%	$7,106	(12.5)%	$8,117

Our fiscal 2017 revenues increased $501 million as compared to fiscal 2016. The increase was due to growth in our GBS segment and revenues from our recent acquisitions. The increase in fiscal 2017 revenues was partially offset by a decrease in revenues of $317 million caused by contracts that concluded or were renewed at lower rates and a $221 million adverse impact of foreign currency movement due to the strengthening of the U.S. dollar against the British pound.

Our fiscal 2016 revenues decreased $1.0 billion as compared to fiscal 2015. This decrease was primarily due to a reduction in revenues caused by contract terminations, conclusions and contractual price reductions of $644 million and the adverse impact of foreign currency movement of $467 million, partially offset by a $100 million increase due to acquisitions.

As a global company, historically, more than half of our revenues have been earned in currencies other than the U.S. dollar. As a result, the changes in revenues denominated in currencies other than the U.S. dollar from period to period are impacted and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. As such, the following discussion contains financial results on a constant currency basis eliminating the impact of fluctuations in foreign currency rates, thereby providing meaningful period over period comparisons of operating performance. Financial results on a constant currency basis are non-GAAP measures calculated by translating current period activity into U.S. dollars using the comparable prior period’s currency conversion rates. This information is consistent with how management views our revenues and evaluates our operating performance and trends.

The tables below indicate the percentage change in revenues due to changes in exchange rates:

Fiscal Years Ended March 31, 2017 vs. April 1, 2016	Increase at Constant Currency	Approximate Impact of Currency Fluctuations	Total
GBS	18.0%	(3.3)%	14.7%
GIS	2.0%	(3.0)%	(1.0)%
Cumulative Net Percentage	10.2%	(3.1)%	7.1%

Fiscal Years Ended April 1, 2016 vs. April 3, 2015	Decrease at Constant Currency	Approximate Impact of Currency Fluctuations	Total
GBS	(3.8)%	(6.1)%	(9.9)%
GIS	(9.6)%	(5.4)%	(15.0)%
Cumulative Net Percentage	(6.7)%	(5.8)%	(12.5)%

Fiscal 2017 compared with fiscal 2016

The discussion below explains the reasons for revenue changes other than as a result of foreign currency fluctuations.

Global Business Services

The $654 million, or 18.0%, constant currency increase for fiscal 2017 as compared to fiscal 2016 was driven by growth in next generation business processing services offerings, as well as contributions from our recent acquisitions, primarily within our Digital Applications business and our IS&S business where we continue to prioritize the development of our digital capabilities. Digital Applications, our consulting and applications business, increased over 38% in constant currency and IS&S increased over 26% in constant currency when compared to prior fiscal year. The increase was largely due to revenues from our recent acquisitions which we continue to integrate into our existing business and new business revenues increased $249 million. These increases were partially offset by a $274 million decrease in revenues from contracts that concluded and a $131 million decline from contracts renewed at lower rates.

Global Infrastructure Services

GIS segment constant currency revenues for fiscal 2017 increased $68 million, or 2.0%, as compared to fiscal 2016. The increase was primarily due to an increase of $243 million in revenues from new business and an increase in revenues contributed from our recent acquisitions. In addition, we recognized incremental revenues of $43 million under our segment's portion of the IP matters agreement (see note 3 - "Divestitures" to the consolidated financial statements). These increases were partially offset by decreases in revenues of $335 million from contracts that concluded, $89 million from contracts renewed with scope changes and $23 million due to price-downs. We continue to take actions to mitigate the secular headwinds facing our traditional IT outsourcing business and focus GIS on the next generation digital needs of our clients.

Fiscal 2016 compared with fiscal 2015

Global Business Services

GBS segment revenues decreased $399 million, or 9.9%, as compared to fiscal 2015. In constant currency, revenues decreased $154 million, or 3.8%, which was an improvement as compared to the fiscal 2015 revenues decrease in constant currency of 4.7%. The unfavorable foreign currency impact of $245 million, or 61.4% of the year-over-year decrease, was due to the strengthening of the U.S. dollar against most currencies. The revenue decrease in constant currency included revenues from the extra week in the first quarter of fiscal 2015, which did not recur in fiscal 2016.

Included in fiscal 2016 revenues is acquisition revenues of $65 million from the acquisition of Fruition Partners, Axon, and UXC, which were completed late in the second, third, and fourth quarters of fiscal 2016, respectively.

Global Infrastructure Services

GIS segment revenues decreased $612 million, or 15.0%, as compared to fiscal 2015. In constant currency, revenues decreased $390 million, or 9.6%, due to reduced revenues from contracts that terminated or concluded as well as an unfavorable impact from price-downs and contract restructurings. It also included revenues from the extra week in the first quarter of fiscal 2015, which did not recur in fiscal 2016. These revenue decreases were partially offset by an increase in revenues from new contracts and acquisitions. The increase in revenues due to acquisitions totaled $35 million from Fixnetix and UXC completed late in the second and fourth quarters, respectively. The unfavorable foreign currency impact of $222 million, or 36.3% of the year-over-year decrease, was due to the strengthening of the U.S. dollar against most currencies.

Costs and Expenses

Our total costs and expenses were as follows:

	Fiscal Years Ended			Percentage of Revenues
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015	2017	2016	2015
Costs of services (excludes depreciation and amortization and restructuring costs)	$5,545	$5,185	$6,159	72.9%	73.0%	76.0%
Selling, general and administrative (excludes depreciation and amortization, SEC settlement related charges and restructuring costs)	1,279	1,040	1,220	16.8	14.6	15.0
Selling, general and administrative - SEC settlement related charges	—	—	197	—	—	2.4
Depreciation and amortization	647	658	840	8.5	9.3	10.3
Restructuring costs	238	23	256	3.1	0.3	3.2
Separation costs	—	19	—	—	0.3	—
Interest expense, net	82	85	106	1.1	1.2	1.3
Debt extinguishment costs	—	95	—	—	1.3	—
Other (income) expense, net	(10)	(9)	10	(0.1)	(0.1)	0.1
Total costs and expenses	$7,781	$7,096	$8,788	102.3%	99.9%	108.3%

Costs of Services

Fiscal 2017 compared with fiscal 2016

COS as a percentage of revenues ("COS ratio") remained consistent year over year. The $360 million increase in costs of services, excluding depreciation and amortization and restructuring charges ("COS") was largely related to our acquisitions and a $31 million gain on the sale of certain intangible assets in our GIS segment during fiscal 2016 not present in the current fiscal year. This increase was offset by management's ongoing cost reduction initiatives and a year-over-year favorable change of $28 million to pension and other post-retirement benefit ("OPEB") actuarial and settlement losses associated with our defined benefit pension plans. The amount of restructuring charges, net of reversals, excluded from COS was $219 million and $7 million for fiscal 2017 and 2016, respectively.

Fiscal 2016 compared with fiscal 2015

The net reduction in COS was a result of management's cost reduction initiatives, including reduced headcount, that sought to align our cost structure with business needs. During fiscal 2016 and 2015, we recognized $100 million and $525 million, respectively, of pension and OPEB actuarial and pension settlement losses in COS. The amount of restructuring charges, net of reversals, excluded from COS was $7 million and $248 million for fiscal 2016 and 2015, respectively.

The COS ratio decreased to 73.0% for fiscal 2016 from 76.0% for fiscal 2015. The decrease in the COS ratio for fiscal 2016 was due to the reduction in revenues and the $425 million year-over-year favorable change in the recognition of actuarial and pension settlement losses. This decrease was partially offset by a gain of $31 million on the sale of certain intangible assets and other COS decreases.

Selling, General and Administrative

Fiscal 2017 compared with fiscal 2016

Selling, general and administrative expense as a percentage of revenues, excluding depreciation and amortization, SEC settlement related charges and restructuring charges ("SG&A ratio"), increased 2.2% to 16.8% for fiscal 2017 from 14.6% for fiscal 2016. The increase was due to transaction and integration costs of $305 million associated with our recent acquisitions and the Merger, an increase of $16 million in the recognition of pension and OPEB actuarial and pension settlement losses and a non-recurring settlement recovery of $16 million recorded as a reduction of selling, general and administrative expense ("SG&A") during fiscal 2016, not present in the current fiscal year. These increases were partially offset by higher revenues. During fiscal 2017 and 2016, we recognized $15 million and $(1) million, respectively, of actuarial and pension settlement losses (gains) in SG&A. The amount of restructuring charges, net of adjustments, excluded from SG&A was $19 million and $16 million for fiscal 2017 and 2016, respectively.

Fiscal 2016 compared with fiscal 2015

SG&A expense, excluding restructuring charges of $16 million and $8 million for fiscal 2016 and 2015, respectively, as a percentage of revenues, decreased slightly to 14.6% for fiscal 2016 from 15.0% for fiscal 2015. The SG&A ratio for fiscal 2016 was impacted by the year-over-year favorable change in the recognition of pension and OPEB actuarial and settlement losses. We recognized no actuarial and pension settlement losses in SG&A during fiscal 2016. Comparatively, during fiscal 2015, we recognized $59 million of actuarial and pension settlement losses in SG&A, resulting from the remeasurement of pension assets and liabilities associated with our defined benefit pension plans.

Excluding the impact of the pension adjustments described above, the SG&A ratio increased 0.3% for fiscal 2016 from fiscal 2015. The increase in the SG&A ratio was driven primarily by the reduction in revenues, which more than offset the decrease in SG&A. The lower SG&A costs during fiscal 2016 were primarily the result of management's cost reduction initiatives that sought to align our cost structure with business needs and a settlement recovery of $16 million.

Selling, General and Administrative - SEC Settlement Related Charges

During fiscal 2015, we reached an understanding with the staff of the SEC regarding a settlement of a formal civil investigation by the SEC that commenced during fiscal 2012 and covered a range of matters as previously disclosed, including certain of our prior disclosures and accounting determinations. As part of our understanding with the staff of the SEC regarding terms of the settlement, we agreed to pay a penalty of $190 million and to implement a review of our compliance policies through an independent compliance consultant. We recorded pre-tax charges of $197 million for the penalty and related expenses in fiscal 2015. See Note 22 - "Settlement of SEC Investigation" to the consolidated financial statements for additional information.

Depreciation and Amortization

Fiscal 2017 compared with fiscal 2016

Depreciation and amortization ("D&A") as a percentage of revenues decreased less than 1% to 8.5% for fiscal 2017 from 9.3% for fiscal 2016 due to an increase in revenues for the GBS segment and lower D&A within the GIS segment as a result of reduced capital expenditures from contract terminations, as well as a continued focus on capital efficiency. The decrease in the D&A ratio was partially offset by an increase in amortization related to our recent acquisitions, primarily within the GBS segment.

Fiscal 2016 compared with fiscal 2015

D&A as a percentage of revenues decreased to 9.3% for fiscal 2016 from 10.3% for fiscal 2015. The decrease in the ratio was primarily driven by lower D&A within the GIS segment as a result of lower capital expenditures and sale of contract assets to customers where contracts had concluded.

Restructuring Costs

During fiscal 2017, 2016 and 2015 we initiated certain restructuring actions across our segments. During fiscal 2017 we initiated restructuring actions in certain areas to realign our cost structure and resources to take advantage of operational efficiencies following recent acquisitions and in anticipation of the Merger. Total restructuring costs recorded, net of reversals, were largely the result of implementing workforce reductions. Under our Fiscal 2016 Plan our objective was to optimize utilization of facilities and right size overhead organizations as a result of the Separation. Our objective under our Fiscal 2015 plan was to reduce headcount in order to align resources to support business needs, accelerate efforts to optimize the workforce in high cost markets, particularly in Europe, address our labor pyramid and right-shore our labor mix.

Total restructuring costs recorded, net of reversals, during fiscal 2017, 2016 and 2015 were $238 million, $23 million and $256 million, respectively. Fiscal 2015 restructuring costs included a special restructuring charge of $241 million in the fourth quarter of fiscal 2015. The net amounts recorded included $6 million, $7 million and $3 million of pension benefit augmentations for fiscal 2017, 2016 and 2015, respectively, owed to certain employees under legal or contractual obligations. These augmentations will be paid as part of normal pension distributions over several years. The remaining liabilities under the Fiscal 2013 and Fiscal 2012 plans were paid or reversed during fiscal 2017. During fiscal 2018, as we integrate our businesses after the Merger, we plan to incur restructuring expenses of approximately $1.3 billion in fiscal 2018 and an additional $400 million in fiscal 2019.

Separation Costs

Costs associated with activities relating to the Separation of NPS during the third quarter of fiscal 2016 of $19 million were expensed when incurred. These costs were comprised primarily of third-party accounting, legal and other consulting services. There were no separation costs recorded in fiscal 2017 or fiscal 2015.

Interest Expense and Interest Income

Fiscal 2017 compared with fiscal 2016

Interest expense for fiscal 2017 was $117 million as compared to $123 million in fiscal 2016. The year-over-year decrease in interest expense was due to the fourth quarter fiscal 2016 redemption of our 6.50% term notes and lower interest rates on our existing debt.

Interest income for fiscal 2017 was $35 million as compared to $38 million in fiscal 2016. The decrease in interest income was due to lower average deposit balances in our money market funds and money market deposit accounts during fiscal 2017 as compared to the prior fiscal year.

Fiscal 2016 compared with fiscal 2015

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

Interest income for fiscal 2016 was $38 million as compared to $20 million in fiscal 2015. The increase in interest income for fiscal 2016 resulted both from higher interest rates in some of the jurisdictions where we hold balances and principally from increased payments from banks for higher compensating deposit balances in our cash management operations and notional pooling arrangements that are counterbalanced by higher overdraft fees and interest expense.

Debt Extinguishment Costs

During fiscal 2016, we redeemed all outstanding 6.50% term notes due March 2018 at par plus redemption premiums related to a make-whole provision and accrued interest. We recorded $95 million of debt extinguishment costs within the consolidated statement of operations, which consists primarily of the redemption premiums mentioned above. There were no debt extinguishment costs recorded in fiscal 2017 or fiscal 2015.

Other (Income) Expense, Net

Fiscal 2017 compared with fiscal 2016

Other (income) expense, net comprises movement in foreign currency exchange rates on our foreign currency denominated assets and liabilities and the related economic hedges, equity earnings of unconsolidated affiliates and other miscellaneous gains and losses. The $1 million year-over-year increase in other income was due to a $7 million year-over-year benefit of favorable movements in foreign currency exchange rates used to fair value our foreign currency forward contracts and the related foreign currency denominated assets and liabilities partially offset by a $6 million gain on sale of certain assets during fiscal 2016 not present in the current fiscal year.

Fiscal 2016 compared with fiscal 2015

Other (income) expense, net increased by $19 million primarily due to the $12 million benefit of favorable movements in exchange rates and the aforementioned $6 million gain on sale of assets.

Taxes

Our effective tax rate ("ETR") on income (loss) from continuing operations for fiscal 2017, 2016 and 2015 was (42.5)%, (620.0)% and (69.2)%, respectively. A reconciliation of the differences between the U.S. federal statutory rate and the ETR, as well as other information about our income tax provision, is provided in Note 11 - "Income Taxes" to the consolidated financial statements.

In fiscal 2017, the ETR was primarily impacted by:

•
A change in the valuation allowance that primarily consists of an aggregate income tax detriment for the increase in the valuation allowances on tax attributes primarily in the U.S., Germany and Luxembourg, which decreased the overall income tax benefit and decreased the ETR by $135 million and 78%, respectively. Offset by an aggregate income tax benefit related to the release of valuation allowances on tax attributes primarily in the U.K., Denmark and Japan, which increased the overall income tax benefit and increased the ETR by $75 million and 43.0%, respectively.

•
An income tax detriment for transaction costs incurred that are not deductible for tax purposes, which resulted in a decrease to the overall tax benefit and decreased the ETR by $21 million and 12.1%, respectively.

•
An income tax benefit from excess tax benefits realized from employee share-based payment awards, which resulted in an increase in the overall income tax benefit and increased the ETR by $20 million and 11.3%, respectively.

In fiscal 2016, the ETR was primarily impacted by:

•
The adoption of a new accounting standard on excess tax benefits realized from share options vested or exercised. This increased the overall income tax benefit and the ETR by $23 million and 230%, respectively.

•
An increase in the overall valuation allowance primarily due to the Separation related to state net operating losses and state tax credits. This decreased the overall income tax benefit and ETR by $27 million and 270%, respectively.

•
The release of a liability for uncertain tax positions following the closure of the U.K. tax audit for fiscal 2010 to 2012. This increased the income tax benefit by $58 million and increased the ETR by 580%.

•	Adjustments to uncertain tax positions in the U.S. that increased the overall income tax benefit by $24 million and increased the ETR by 240%, respectively.

In fiscal 2015, the ETR was primarily impacted by:

•	The non-deductible SEC settlement of $190 million, which decreased the income tax benefit and the ETR by $73 million and 10.9%, respectively.

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

The Company entered into negotiations for a resolution of the fiscal 2008 through 2010 U.S. Federal audit through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. During the fourth quarter of fiscal 2016, the Company and the IRS reached an agreement in principle as to the settlement terms and the Company remeasured its uncertain tax positions. This audit cycle is now under review by the Joint Committee on Taxation. The Company has agreed to extend the statute of limitations associated with this audit through November 30, 2017.

As of March 31, 2017, we are undergoing an IRS audit for the fiscal 2011 through 2013 U.S. Federal tax returns. During the first quarter of fiscal 2018, we received a Revenue Agent’s Report, which includes proposed adjustments to previously filed tax returns. We continue to believe that our tax positions are more-likely-than-not sustainable and that we will ultimately prevail.

Income from Discontinued Operations

Income from discontinued operations, net of taxes, for fiscal 2016 and 2015, primarily reflects the results of operations of our former NPS segment. Fiscal 2015 also included the results of operations from the sale of a German software business within the GBS segment and the related $18 million net loss recorded on its disposition.

(Loss) Earnings Per Share

Fiscal 2017 compared with fiscal 2016

Diluted EPS from continuing operations in fiscal 2017 decreased $1.38 per share to $(0.88) per share primarily due to $403 million of transaction and integration related costs during the current fiscal year for the Merger and other acquisitions. In addition, restructuring costs increased $215 million as compared to the same period a year ago. These decreases were partially offset by the non-recurrence of fiscal 2016 debt extinguishment costs of $95 million.

Total diluted EPS for fiscal 2017 decreased $2.66 per share due to the reasons mentioned above for EPS from continuing operations and the lack of discontinued operations associated with the Separation of NPS during the current fiscal year.

Fiscal 2016 compared with fiscal 2015

Diluted EPS for fiscal 2016 was $1.78, which was an increase of $1.77 from fiscal 2015. Diluted EPS from continuing operations in fiscal 2016 increased $1.95 and diluted EPS from discontinued operations decreased $0.18 when compared to fiscal 2015 results.

Diluted EPS from continuing operations increased primarily due to the following items (on a pre-tax basis):

•	Favorable change in pension and OPEB actuarial and settlement losses of $485 million, or $3.43 per share;

•	Non-recurrence of fiscal 2015 special restructuring charges of $241 million, or $1.71 per share;

•	Non-recurrence of fiscal 2015 SEC settlement and related charges of $200 million, or 1.42 per share;

•	Partially offset by debt extinguishment costs of $95 million, or (0.67) per share.

Additionally, diluted EPS from continuing operations was adversely impacted by the non-recurrence of the fiscal 2015 tax benefit from the reversal of a valuation allowance of $264 million, or $(1.87) per share.

The decrease in diluted EPS from discontinued operations resulted primarily from a decrease in net income attributable to discontinued operations associated with the Separation of NPS partially offset by the non-recurrence of the fiscal 2015 loss on disposition of GBS' German software business.

Non-GAAP Financial Measures

We present non-GAAP financial measures of performance which are derived from our consolidated financial information. These non-GAAP financial measures include consolidated segment operating income, consolidated segment adjusted operating income, consolidated segment adjusted operating margin, earnings before interest and taxes ("EBIT"), adjusted EBIT, non-GAAP income from continuing operations before taxes, non-GAAP net income from continuing operations and non-GAAP EPS from continuing operations.

We present these non-GAAP financial measures to provide investors with meaningful supplemental financial information, in addition to the financial information presented on a U.S. GAAP basis. Non-GAAP financial measures exclude certain items otherwise required by U.S. GAAP which management believes are not indicative of core operating performance. We believe these non-GAAP measures allow investors to better understand our financial performance exclusive of the impacts of corporate-wide strategic decisions. We believe that adjusting for these items provides investors with additional measures to evaluate the financial performance of our core business operations on a comparable basis from period to period. We believe the non-GAAP measures provided are also considered important measures by financial analysts covering us as equity research analysts publish estimates and research notes based on our non-GAAP commentary, including our guidance around non-GAAP EPS.

There are limitations to the use of the non-GAAP financial measures we present. One of the limitations is that they do not reflect complete financial results. We compensate for this limitation by providing a reconciliation between our non-GAAP financial measures and the respective most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Additionally, other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes between companies. Consolidated segment operating income and consolidated segment adjusted operating income are useful measures in evaluating the financial performance of our core segment business operations on a more comparable basis year-over-year. However, these measures could limit one’s ability to assess our financial performance by excluding corporate G&A and certain other items. To compensate for this limitation, we provide a reconciliation between these measures and income from continuing operations, before taxes, which is the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Non-GAAP financial measures and the respective most directly comparable financial measures calculated and presented in accordance with U.S. GAAP include:

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
(Loss) income from continuing operations	$(100)	$72	$(207)
Non-GAAP income from continuing operations	$470	$363	$326
Consolidated segment operating income	$357	$515	$459
Net (loss) income	$(100)	$263	$17
EBIT	$(92)	$95	$(565)

Reconciliation of Non-GAAP Financial Measures

Our non-GAAP adjustments include:

•	Restructuring costs - Reflects restructuring costs related to workforce optimization and real estate charges.

•
Transaction and integration-related costs - Reflects costs related to (1) the Separation, (2) integration planning, financing and advisory fees associated with the Merger and (3) acquisitions and related intangible amortization.

•
Certain overhead costs - Reflects certain fiscal 2016 and 2015 costs historically allocated to our former NPS segment but not included in discontinued operations due to accounting rules. These costs are expected to be largely eliminated on a prospective basis.

•	U.S. Pension and OPEB - Reflects the impact of certain U.S. pension and other OPEB plans historically included in CSC's financial results that have been transferred to CSRA as part of the Separation.

•	Pension and OPEB actuarial and settlement losses - Reflects pension and OPEB actuarial and settlement losses from mark-to-market accounting.

•	SEC settlement-related items - Reflects costs associated with certain SEC charges and settlements.

•	Debt extinguishment costs - Reflects costs related to the fiscal 2016 redemption of all outstanding 6.50% term notes due March 2018.

•
Tax adjustment - Reflects the adoption of a new accounting standard in fiscal 2016 changing excess tax benefits on share-based compensation to be recorded as a reduction to income tax expense, the release of tax valuation allowances in certain jurisdictions and the application of an approximate 20% tax rate for fiscal 2016 periods, which is at the low end of the prospective targeted effective tax rate range of 20% to 25% and effectively excludes the impact of discrete tax adjustments for those periods.

A reconciliation of non-GAAP income from continuing operations to reported results is as follows:

	Fiscal Year Ended March 31, 2017
(in millions, except per-share amounts)	As reported	Restructuring costs	Transaction and integration-related costs	Pension and OPEB actuarial and settlement losses	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$5,545	$—	$—	$(72)	$5,473

Selling, general and administrative (excludes depreciation and amortization, SEC settlement related charges and restructuring costs)	1,279	—	(305)	(15)	959

(Loss) income from continuing operations, before taxes	(174)	(247)	(403)	(87)	563
Income tax benefit	(74)	(39)	(111)	(17)	93
(Loss) income from continuing operations	(100)	(208)	(292)	(70)	470

Net (loss) income	(100)	(208)	(292)	(70)	470
Less: net income attributable to noncontrolling interest, net of tax	23	—	—	—	23
Net (loss) income attributable to CSC common stockholders	$(123)	$(208)	$(292)	$(70)	$447

Effective Tax Rate	42.5%				16.5%

Basic EPS from continuing operations	$(0.88)	$(1.48)	$(2.08)	$(0.50)	$3.18
Diluted EPS from continuing operations	$(0.88)	$(1.44)	$(2.02)	$(0.49)	$3.10

Weighted average common shares outstanding for:
Basic EPS	140.39	140.39	140.39	140.39	140.39
Diluted EPS	140.39	144.31	144.31	144.31	144.31

* The net periodic pension cost within income from continuing operations includes $483 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $161 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

	Fiscal Year Ended April 1, 2016
(in millions, except per-share amounts)	As reported	Certain overhead costs	U.S. pension and OPEB	Transaction and integration-related costs	Restructuring costs	Pension & OPEB actuarial & settlement losses	SEC settlement-related items	Debt extinguishment costs	Tax adjustment	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$5,185	$(41)	$32	$(5)	$—	$(100)	$—	$—	$—	$5,071

Selling, general and administrative (excludes depreciation and amortization, SEC settlement related charges and restructuring costs)	1,040	(47)	6	(55)	—	1	(5)	—	—	940

Income from continuing operations, before taxes	10	(88)	38	(95)	(66)	(99)	(5)	(100)	—	425
Income tax (benefit) expense	(62)	(34)	15	(23)	(18)	(18)	(2)	(40)	(4)	62
Income from continuing operations	72	(54)	23	(72)	(48)	(81)	(3)	(60)	4	363

Net income	263	(54)	23	(72)	(48)	(81)	(3)	(60)	4	554
Less: net income attributable to noncontrolling interest, net of tax	12	—	—	—	—	—	—	—	—	12
Net income attributable to CSC common stockholders	$251	$(54)	$23	$(72)	$(48)	$(81)	$(3)	$(60)	$4	$542

Effective Tax Rate	(620.0)%									14.6%

Basic EPS from continuing operations	$0.51	$(0.39)	$0.17	$(0.52)	$(0.35)	$(0.59)	$(0.02)	$(0.43)	$0.03	$2.63
Diluted EPS from continuing operations	$0.50	$(0.38)	$0.16	$(0.51)	$(0.34)	$(0.57)	$(0.02)	$(0.42)	$0.03	$2.57

Weighted average common shares outstanding for:
Basic EPS	138.28	138.28	138.28	138.28	138.28	138.28	138.28	138.28	138.28	138.28
Diluted EPS	141.33	141.33	141.33	141.33	141.33	141.33	141.33	141.33	141.33	141.33

* The net periodic pension cost within income from continuing operations includes $49 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $179 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

	Fiscal Year Ended April 3, 2015
(in millions, except per-share amounts)	As reported	Certain overhead costs	U.S. Pension and OPEB	Pension and OPEB actuarial and settlement losses	SEC settlement-related items	Restructuring costs	Tax adjustment	Non-GAAP results
Costs of services (excludes depreciation and amortization and restructuring costs)	$6,159	$(32)	$43	$(525)	$—	$—	$—	$5,645

Selling, general and administrative (excludes depreciation and amortization, SEC settlement related charges and restructuring costs)	1,220	(72)	8	(59)	(3)	—	—	1,094

(Loss) income from continuing operations, before taxes	(671)	(104)	51	(584)	(200)	(241)	—	407
Income tax benefit	(464)	(40)	20	(135)	(2)	(50)	(338)	81
(Loss) income from continuing operations	(207)	(64)	31	(449)	(198)	(191)	338	326

Net income	17	(64)	31	(449)	(198)	(191)	338	550
Less: net income attributable to noncontrolling interest, net of tax	15	—	—	—	—	—	—	15
Net income attributable to CSC common stockholders	$2	$(64)	$31	$(449)	$(198)	$(191)	$338	$535

Effective Tax Rate	69.2%							19.9%

Basic EPS from continuing operations	$(1.45)	$(0.45)	$0.22	$(3.15)	$(1.39)	$(1.34)	$2.37	$2.29
Diluted EPS from continuing operations	$(1.45)	$(0.44)	$0.21	$(3.08)	$(1.36)	$(1.31)	$2.32	$2.24

Weighted average common shares outstanding for:
Basic EPS	142.56	142.56	142.56	142.56	142.56	142.56	142.56	142.56
Diluted EPS	142.56	145.78	145.78	145.78	145.78	145.78	145.78	145.78

* The net periodic pension cost within income from continuing operations includes $298 million of actual return on plan assets, whereas the net periodic pension cost within non-GAAP income from continuing operations includes $223 million of expected long-term return on pension assets of defined benefit plans subject to interim remeasurement.

We define consolidated segment operating income as revenues less costs of services, associated depreciation and amortization expense, restructuring costs and segment SG&A expenses. Consolidated segment operating income excludes pension and OPEB actuarial and settlement losses and corporate G&A, which is largely associated with centrally managed overhead and shared-services functions which are not controlled by segment level leadership nor directly related to our core segment business operations. Consolidated segment adjusted operating income further excludes the impacts of corporate-wide strategic decisions, such as segment related restructuring and other transaction costs. We define consolidated segment adjusted operating margin as consolidated segment adjusted operating income as a percentage of revenues. A reconciliation of consolidated segment operating income to income from continuing operations, before taxes is as follows:

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Consolidated segment operating income	$357	$515	$459
Corporate G&A	(372)	(216)	(230)
Pension and OPEB actuarial and settlement losses	(87)	(99)	(584)
SEC settlement related charges & other	—	—	(200)
Separation costs	—	(19)	—
Interest expense	(117)	(123)	(126)
Interest income	35	38	20
Debt extinguishment costs	—	(95)	—
Other income (expense), net	10	9	(10)
(Loss) income from continuing operations, before taxes	$(174)	$10	$(671)

Reconciliations of consolidated segment operating income to consolidated segment adjusted operating income are as follows:

	Fiscal Year Ended March 31, 2017
(in millions)	Consolidated segment operating income	Restructuring costs	Transaction and integration-related costs	Consolidated segment adjusted operating income	Consolidated segment adjusted operating margin
Global Business Services	$305	$(116)	$(77)	$498	11.9%
Global Infrastructure Services	107	(131)	(71)	309	9.0%
Total Commercial	412	(247)	(148)	807	10.6%
Corporate and Eliminations	(55)	—	(3)	(52)	—%
Total	$357	$(247)	$(151)	$755	9.9%

	Fiscal Year Ended April 1, 2016
(in millions)	Consolidated segment operating income	Certain overhead costs	U.S Pension & OPEB	Restructuring costs	Transaction and integration-related costs	Consolidated segment adjusted operating income	Consolidated segment adjusted operating margin
Global Business Services	$381	$—	$11	$(37)	$(16)	$423	11.6%
Global Infrastructure Services	216	—	27	(28)	(20)	237	6.8%
Total Commercial	597	—	38	(65)	(36)	660	9.3%
Corporate and Eliminations	(82)	(48)	—	(1)	(5)	(28)	—%
Total	$515	$(48)	$38	$(66)	$(41)	$632	8.9%

	Fiscal Year Ended April 3, 2015
(in millions)	Consolidated segment operating income	Certain overhead costs	U.S. Pension and OPEB	Restructuring costs	Consolidated segment adjusted operating income	Consolidated segment adjusted operating margin
Global Business Services	$405	$—	$16	$(125)	$514	12.7%
Global Infrastructure Services	162	—	35	(112)	239	5.9%
Total Commercial	567	—	51	(237)	753	9.3%
Corporate and Eliminations	(108)	(38)	—	(4)	(66)	—%
Total	$459	$(38)	$51	$(241)	$687	8.5%

A reconciliation of adjusted EBIT and EBIT to net income is as follows:

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Adjusted EBIT	$627	$503	$513
Restructuring costs	(247)	(66)	(241)
Transaction and integration-related costs	(385)	(93)	—
SEC settlement-related items	—	(5)	(200)
Pension and OPEB actuarial and settlement losses	(87)	(99)	(584)
Debt extinguishment costs	—	(95)	—
Certain overhead costs	—	(88)	(104)
U.S. Pension and OPEB	—	38	51
EBIT	$(92)	$95	$(565)
Interest expense	(117)	(123)	(126)
Interest income	35	38	20
Income tax benefit	74	62	464
(Loss) income from continuing operations	$(100)	$72	$(207)
Income from discontinued operations, net of taxes	—	191	224
Net (loss) income	$(100)	$263	$17
Liquidity and Capital Resources

Cash and Cash Equivalents and Cash Flows

As of March 31, 2017, our cash and cash equivalents were $1.3 billion, of which $0.8 billion was held outside of the U.S. A substantial portion of funds can be returned to the US from funds advanced previously to fund our foreign acquisition initiatives. If additional funds held outside the U.S. are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations.

In fiscal 2017 and 2016, the U.S. dollar strengthened against most of the major world currencies, particularly the British Pound, resulting in a $60 million and $57 million, respectively, adverse effect on cash and cash equivalents. The effect of movement in foreign currency exchange rates on our net debt, which includes cash and cash equivalents, is discussed below under “Capital Resources.”

During fiscal 2017, we paid cash dividends to our stockholders of approximately $78 million in aggregate.

Cash and cash equivalents ("cash") increased $85 million year-over-year from fiscal 2016 to $1.3 billion, primarily due to cash provided by operations. The following table summarizes our cash flow activity:

	Fiscal Year Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Net cash provided by operating activities	$978	$802	$1,473
Net cash used in investing activities	(926)	(1,180)	(536)
Net cash provided by (used in) financing activities	93	(485)	(1,078)
Effect of exchange rate changes on cash and cash equivalents	(60)	(57)	(204)
Net increase (decrease) in cash and cash equivalents	$85	$(920)	$(345)
Cash and cash equivalents at beginning of year	1,178	2,098	2,443
Cash and cash equivalents at the end of period	$1,263	$1,178	$2,098

Operating cash flow

Net cash provided by operating activities during fiscal 2017 increased $176 million as compared to the corresponding period of fiscal 2016. The increase was due to an increase in trade payables of $411 million, a decrease in net account receivables of $457 million, $32 million less restructuring charges compared to fiscal 2016 and a cash outflow of $190 million for SEC settlement paid in fiscal 2016 with no comparative outflow for the current year. In addition, payments received from CSRA under the amended IP matters agreement increased $35 million. The increase in operating cash flows was partially offset by a $189 million increase in transaction, integration and separation payments, an increase in the deferred purchase price receivable of $252 million and a $545 million decrease in net income adjusted for non-cash transactions from fiscal 2016.

Net cash provided by operating activities during fiscal 2016 was $802 million, which decreased $671 million as compared to fiscal 2015. This decrease was due to a decrease in accounts payable primarily due to the $249 million decline in our overall operating expenses, a payment of $190 million for the SEC settlement, lower collections of receivables of $108 million, $86 million of increased restructuring payments, $79 million of payments related to the Separation, $22 million paid for certain NPS overhead costs and a $176 million decrease from fiscal 2015 in net income adjusted for non-cash transactions. These cash flow decreases were partially offset by net proceeds of $239 million from our NPS segment receivables sales facility mentioned above.

Investing cash flow

Net cash used in investing activities during fiscal 2017 decreased $254 million to $926 million. This decrease was driven by a decline of $120 million spent on acquisitions and a decline in capital expenditures of $150 million.

Net cash used in investing activities during fiscal 2016 of $1.2 billion increased $644 million compared to fiscal 2015. The increase in outflow was primarily due to an increase of $505 million for business acquisitions, $70 million in short-term investing in Xchanging and $94 million less cash received from the sale of assets. These increases were partially offset by proceeds from business divestitures of $50 million.

Financing cash flow

Net cash provided by financing activities during fiscal 2017 was $93 million, as compared to cash used of $485 million during fiscal 2016. The decline was due primarily to certain fiscal 2016 cash outflows that did not re-occur in the current year, including a $350 million repayment of our 2.5% term notes, $313 million special cash dividend paid as part of the Separation, $95 million payment for the early extinguishment of debt and $73 million treasury stock that occurred during fiscal 2016. These declines of cash used in financing activities were partially offset by a $254 million payment of acquired debt from the acquisition of Xchanging and $85 million in net proceeds from the structured sale of the Company's U.K. campus.

Net cash used in financing activities during fiscal 2016 was $485 million, a decrease of $593 million from fiscal 2015. The decrease was primarily due to $769 million of lower share repurchases, increased net commercial paper borrowings of $558 million, increased net lines of credit borrowings of $381 million, and net of borrowings related to the Separation of NPS of $68 million. For more information about our share repurchase program see Note 14 - "Stockholders' Equity" to the consolidated financial statements. These items were partially offset by the special cash dividend paid of $313 million as part of the Separation, as well as higher net payments on long-term debt of $941 million.

Capital Resources

See Note 21 - "Commitments and Contingencies" to the consolidated financial statements for discussion of general purpose of guarantees and commitments. The anticipated sources of funds to fulfill such commitments are listed below and under the subheading "Liquidity."

	As of
(in millions)	March 31, 2017	April 1, 2016
Short-term debt and current maturities of long-term debt	$738	$710
Long-term debt, net of current maturities	2,225	1,934
Total debt	$2,963	$2,644

The $319 million increase in total debt during fiscal 2017 was attributed primarily to the $283 million increase in borrowings under our revolving credit facility incurred to partially fund the Xchanging acquisition. For more information on our debt, see Note 12 - "Debt" to the consolidated financial statements. During the fourth quarter of fiscal 2017, we entered into various amendments to our revolving credit facility, term loans, commercial paper program and lease credit facility which, among other things, replaced CSC with DXC as the principal borrower or guarantor upon completion of the Merger. We were in compliance with all financial covenants associated with our borrowings as of March 31, 2017 and April 1, 2016.

The following table summarizes our capitalization ratios:

	As of
(in millions)	March 31, 2017	April 1, 2016
Total debt	$2,963	$2,644
Cash and cash equivalents	1,263	1,178
Net debt(1)	$1,700	$1,466

Total debt	$2,963	$2,644
Equity	2,166	2,032
Total capitalization	$5,129	$4,676

Debt-to-total capitalization	57.8%	56.5%
Net debt-to-total capitalization(1)	33.1%	31.4%

(1) Net debt and Net debt-to-total capitalization are non-GAAP measures used by management to assess our ability to service our debts using only our cash and cash equivalents. We present these non-GAAP measures to assist investors in analyzing our capital structure in a more comprehensive way compared to gross debt based ratios alone.

The increase in net debt-to-total capitalization was primarily the result of a $234 million increase in net debt, predominately due to funds borrowed to acquire Xchanging which was partially offset by the increase in cash generated from our operations.

During fiscal 2017, the strengthening of the U.S. dollar resulted in an unfavorable impact to cash and cash equivalents. At the same time, the translation of our debt off shore in non-US dollar currencies, including the British Pound, resulted in a favorable effect on these foreign currency liabilities, which counterbalanced the decrease in cash and cash equivalents from foreign currency exchange rates.

Liquidity

We expect our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet normal operating requirements for the next twelve months. We expect to continue to use cash generated by operations as a primary source of liquidity, however, should we require funds greater than that generated from our operations to fund discretionary investment activities, such as business acquisitions, we have the ability to draw on our multi-currency revolving credit facility or through the issuance of capital market debt instruments such as commercial paper, term loans and bonds. However, there can be no assurances that we will be able to obtain debt financing on acceptable terms in the future.

Our exposure to operational liquidity risk is primarily from long-term contracts which require significant investment of cash during the initial phases of the contracts. The recovery of these investments is over the life of the contract and is dependent upon our performance as well as customer acceptance.

The following table summarizes our total liquidity:

As of
(in millions)	March 31, 2017
Cash and cash equivalents	$1,263
Available borrowings under our revolving credit facility	2,272
Available borrowings under our lease credit facility	62
Total liquidity	$3,597

Off-Balance Sheet Arrangements

Receivables Securitization Facility

On December 21, 2016, we established a $250 million accounts receivable securitization facility providing for the sale of billed and unbilled accounts receivable which expires December 20, 2017, but may be extended. The proceeds from the sale of these receivables comprise a combination of cash and a deferred purchase price ("DPP"). We expect to use the proceeds from the receivables facility for general corporate purposes. The amount available under the receivables facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of March 31, 2017, the total availability under the receivables facility was approximately $217 million.

During fiscal 2017, we received $223 million in cash proceeds from the sale of receivables and recorded a DPP with a fair value as of March 31, 2017 of $252 million, which is included in receivables, net of allowance for doubtful accounts on the consolidated balance sheets. Additionally, as of March 31, 2017, a $6 million liability was included within accounts payable because the amount of cash proceeds received under the receivables facility exceeded the maximum funding limit. We reflected all cash flows related to the receivables facility as operating activities in our consolidated statements of cash flows because the cash received is not subject to significant interest rate risk given the short-term nature of our trade receivables.

Our risk of loss for accounts receivable sold is limited to the DPP outstanding and any short-falls in collections for specified non-credit related reasons after sale. Payment of the DPP is not subject to significant risks other than delinquencies and credit losses on accounts receivable sold.

The receivable securitization program agreements contain certain customary representations and warranties and affirmative covenants, including as to the eligibility of the receivables being sold, and contain customary program termination events and non-reinvestment events. We were in compliance with all covenants associated with our receivables facility as of March 31, 2017.

Guarantees and Financial Instruments

In the normal course of business, we are a party to off-balance sheet arrangements that include guarantees and financial instruments with off-balance sheet risk, such as letters of credit and surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our client. We also use stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These stand-by letters of credit represent a contingent liability and we would only be liable if we defaulted on our payment obligations on these policies. No liabilities related to these arrangements are reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements. See Note 21 - "Commitments and Contingencies" to the consolidated financial statements for additional information regarding these off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations as of March 31, 2017 were as follows:

(in millions)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Debt (1)	$55	$372	$1,271	$515	$2,213
Interest and preferred dividend payments (2)	49	69	55	12	185
Capitalized lease liabilities	37	59	11	—	107
Operating leases	124	161	64	97	446
Minimum purchase obligations(3)	407	731	731	—	1,869
Total(4)	$672	$1,392	$2,132	$624	$4,820

(1) Amounts represent scheduled principal payments of long-term debt and mandatory redemption of preferred stock of a consolidated subsidiary.
(2) Amounts represent scheduled interest payments on long-term debt and scheduled dividend payments associated with the mandatorily redeemable preferred stock outstanding excluding contingent dividends associated with the participation and variable appreciation premium features.
(3) Includes long-term purchase agreements with certain software, hardware, telecommunication and other service providers and exclude agreements that are cancelable without penalty. If we do not meet the specified service minimums, we may have an obligation to pay the service provider a portion of or the entire shortfall.
(4) See Note 11 - "Income Taxes" and Note 13 - "Retirement and Other Post-Retirement Benefit Plans" to the consolidated financial statements for the estimated liability related to unrecognized tax benefits and estimated future benefit payments under our Pension and OPEB plans, respectively, that have been omitted from this table.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates under different assumptions, judgments or conditions. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition, income taxes, business combinations and defined benefit plans. We have reviewed our critical accounting estimates with the audit committee of our board of directors.

Revenue Recognition

The majority of our revenues are recognized based on objective criteria and does not require significant estimates that may change over time. However, some arrangements are subject to specific accounting guidance that may require significant estimates, including contracts subject to percentage-of-completion accounting, that include multiple-element deliverables or are subject to software accounting guidance.

Percentage-of-completion method

Certain software development projects and all long-term construction-type contracts require the use of estimates at completion in the application of the percentage-of-completion accounting method, whereby the determination of revenues and costs on a contract through its completion can require significant judgment and estimation. Under this method, and subject to the effects of changes in estimates, we recognize revenues using an estimated margin at completion as contract milestones or other input or output-based measures are achieved. This can result in costs being deferred as work in process until contractual billing milestones are achieved. Alternatively, this can result in revenues recognized in advance of billing milestones if output-based or input-based measures are achieved. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 5% of our revenues.

The percentage-of-completion method requires estimates of revenues, costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. The cost estimation process is based upon the professional knowledge and experience of our software and systems engineers, program managers and financial professionals. We follow this method because reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made; however, some estimates are particularly difficult for activities involving state-of-the-art technologies such as system development projects. Key factors that are considered in estimating the work to be completed and ultimate contract profitability include the availability and productivity of labor, the nature and complexity of the work to be performed, results of testing procedures and progress toward completion. Management regularly reviews project profitability and the underlying estimates. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become evident.

We periodically negotiate modifications to the scope, schedule and price of contracts accounted for on a percentage-of-completion basis. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, we may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenues as current period contract performance.

Multiple-element arrangements

Many of our contracts call for us to provide a range of services or elements to our customers, which may include a combination of services, products or both. As a result, significant judgment may be required to determine the appropriate accounting, including whether the elements specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, when considered appropriate, how the total estimated revenues should be allocated among the elements and the timing of revenue recognition for each element. Allocation of total contract consideration to each element requires estimating the fair value or selling price of each element based on vendor specific objective evidence ("VSOE"), third party evidence ("TPE") or management's best estimate of selling price ("BESP") for the deliverables when VSOE or TPE are not available. VSOE is established for an element based on the price charged when the element is sold separately. TPE is established by considering our competitors' prices for comparable product and service offerings in the market in which we operate. When we conclude that comparable products or services are sold by competitors to similarly situated customers, we consult available information sources to arrive at TPE such as published list prices, quoted market prices and industry reports. We establish BESP consistent with our existing pricing practices involving a cost-plus-reasonable-margin methodology as well as comparison of the margins to those realized on recent contracts for similar products or services in that market. Once the total estimated revenues have been allocated to the various contract elements, revenues for each element are recognized based on the relevant revenue recognition method for the services performed or elements delivered if the revenue recognition criteria have been met. Estimates of total revenues at contract inception often differ materially from actual revenues due to volume differences, changes in technology or other factors which may not be foreseen at inception.

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

Income Taxes

We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, analyzing our income tax reserves, the determination of the likelihood of recoverability of deferred tax assets and adjustment of valuation allowances accordingly. In addition, our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. For example, we are currently undergoing an IRS audit for fiscal 2011 through 2013 U.S. Federal tax returns.

As a global enterprise, our ETR is affected by many factors, including our global mix of earnings among countries with differing statutory tax rates, the extent to which our non-U.S. earnings are indefinitely reinvested outside the U.S, changes in the valuation allowance for deferred tax assets, changes in tax regulations, acquisitions, dispositions and the tax characteristics of our income. We cannot predict what our ETR will be in the future because there is uncertainty regarding these factors.

With regards to non-U.S. earnings indefinitely reinvested outside the U.S, we use the lower undistributed tax rate to measure deferred taxes on inside basis differences, including undistributed earnings, of our India operations as these earnings are permanently reinvested. If we change our intent and distribute such earnings either in the form of a dividend or a share buyback, higher dividend distribution tax or share buyback tax will be incurred as a result of additional legislation effective in May 2015 related to the India Finance Act of 2013 that increased the share buyback tax rate to 23.07% and increased the dividend distribution tax rate to 20.36%, among other changes.

Considerations impacting the recoverability of deferred tax assets include the period of expiration of the tax asset, planned use of the tax asset and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. In determining whether the deferred tax assets are realizable, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. We recorded a valuation allowance against deferred tax assets of approximately $1.1 billion as of March 31, 2017 due to uncertainties related to the ability to utilize these assets. However, valuation allowances are subject to change in future reporting periods due to changes in various factors.

Changes in tax laws, such as tax reform in the U.S. or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s multi-jurisdictional plan of action to address “base erosion and profit shifting” could impact our effective tax rate. As an example, the reduction in the main rate of U.K. corporation tax to 17.0% effective April 1, 2020 is expected to reduce the value of our U.K. deferred tax assets by approximately $10 million. The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. For example, we have favorable positions related to the research & development tax credit, bonus depreciation and the look-through rules related to Subpart F income that has historically been subject to annual extension, resulting in uncertainty in estimating future income tax results. In 2015, Congress enacted the Protecting Americans from Tax Hikes Act, which made several of these provisions permanent, or extended them for multiple years, which improved our ability to forecast income tax in future years.

The Finance Act of 2012 (the "2012 Finance Act") was signed into law in India on May 28, 2012. The 2012 Finance Act provides for the taxation of indirect foreign investment in India, including on a retroactive basis. The 2012 Finance Act overrides the Vodafone NL ruling by the Supreme Court of India which held that the Indian Tax Authorities cannot assess capital gains taxes on the sale of shares of non-Indian companies that indirectly own shares in an Indian company. The retroactive nature of these changes in law has been strongly criticized and challenged in the Indian courts; however, there is no assurance that such a challenge will be successful. We have engaged in the purchase of shares of foreign companies that indirectly own shares of an Indian company and internal reorganizations involving Indian companies. The Indian tax authorities may seek to apply the provisions of the 2012 Finance Act to these prior transactions and seek to tax us directly or as a withholding agent or representative assessee of the sellers involved in prior acquisitions. We believe that the 2012 Finance Act does not apply to these prior acquisitions and that we have strong defenses against any claims that might be raised by the Indian tax authorities.

The U.K. Finance Act 2017 (the "U.K. Finance Act") proposed in December 2016 will impose restrictions on the utilization of prior period losses against current period profits, limitations on interest deductions, changes to anti-hybrid rules and expand the scope of withholding taxes to certain intangible assets. As the detail of the legislation has yet to be finalized or enacted, it is difficult at this stage to determine the impact of the U.K. Finance Act on our future financial results in the U.K. When fully enacted, the provisions of the U.K. Finance Act are expected to take effect from April 1, 2017.

Assumptions Related to Acquisition-method Accounting, Acquired Intangible Assets and Goodwill

We use the acquisition method of accounting, which requires us to estimate the fair values of the assets acquired and liabilities assumed. This includes acquired intangible assets such as customer-related intangibles, the liabilities assumed and contingent consideration, if any. Liabilities assumed may include litigation and other contingency reserves existing at the time of acquisition and require judgment in ascertaining the related fair values. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities. Such appraisals are based on significant estimates provided by us, such as forecasted revenues or profits utilized in determining the fair value of contract-related acquired intangible assets or liabilities. Significant changes in assumptions and estimates subsequent to completing the allocation of the purchase price to the assets and liabilities acquired, as well as differences in actual and estimated results, could result in material impacts to our financial results. Adjustments to the fair value of contingent consideration are recorded in earnings. Additional information related to the acquisition date fair value of acquired assets and liabilities obtained during the allocation period, not to exceed one year, may result in changes to the recorded values of acquired assets and liabilities, resulting in an offsetting adjustment to the goodwill associated with the business acquired.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins, terminal growth rates and capital expenditures, as well as discount rates. Estimates involve the assessment of labor and other direct costs of existing contracts, estimates of overhead costs and other indirect costs and assessments of new business prospects and projected win rates. In addition, judgments and assumptions are required for allocating acquired assets and liabilities to determine the carrying values of each of our reporting units. In addition, although we have consistently used the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain and may vary from actual results.

Defined Benefit Plans

The computation of our pension and other post-retirement benefit costs and obligations is dependent on various assumptions. Inherent in the application of the actuarial methods are key assumptions, including discount rates, expected long-term rates of return on plan assets, mortality rates, rates of compensation increases and medical cost trend rates. Our management evaluates these assumptions annually and updates assumptions as necessary. The fair value of assets is determined based on observable inputs for similar assets or on significant unobservable inputs if not available. Two of the most significant assumptions are the expected long-term rate of return on plan assets and the discount rate. Our weighted average rates used were:

	March 31, 2017	April 1, 2016	April 3, 2015
Discount rates	3.1%	3.0%	4.4%
Expected long-term rates of return on assets	6.3%	6.3%	7.1%

The assumption for the expected long-term rate of return on plan assets is impacted by the expected asset mix of the plan; judgments regarding the correlation between historical excess returns and future excess returns and expected investment expenses. The discount rate assumption is based on current market rates for high-quality, fixed income debt instruments with maturities similar to the expected duration of the benefit payment period. The following table provides the impact changes in the weighted-average assumptions would have had on our net periodic pension benefits and settlement and contractual termination charges for fiscal 2017:

(in millions)	Change	Approximate Change in Net Periodic Pension Expense	Approximate Change in Settlement and Contractual Termination Charges
Expected long-term return on plan assets	0.5%	$(13)	$12
Expected long-term return on plan assets	(0.5)%	13	(12)

Discount rate	0.5%	4	(305)
Discount rate	(0.5)%	$(7)	$305

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational company, we are exposed to certain market risks such as changes in interest rates and foreign currency exchange rates. Changes in benchmark interest rates can impact interest expense associated with our floating interest rate debt and the fair value of our fixed interest rate debt, whereas changes in foreign currency exchange rates can impact our foreign currency denominated monetary assets and liabilities and forecasted transactions in foreign currency. A variety of practices are employed to manage these risks, including operating and financing activities and the use of derivative instruments.

Presented below is a description of our risks together with a sensitivity analysis, performed annually, of each of these risks based on selected changes in market rates. In order to determine the impact of changes in interest rates on our future results of operations and cash flows, we calculated the increase or decrease in the index underlying these rates. We estimate the fair value of our long-term debt primarily using an expected present value technique using interest rates offered to us for instruments with similar terms and remaining maturities. The foreign currency model incorporates the impact of diversification from holding multiple currencies and the correlation of revenues, costs and any related short-term contract financing in the same currency. These analyses reflect management's view of changes which are reasonably possible to occur over a one-year period. Our market risk exposures relative to interest rates and currency rates, as discussed below, have not changed materially as compared to the prior fiscal year.

Interest Rate Risk

As of March 31, 2017, we had outstanding debt with varying maturities for an aggregate carrying amount of $3.0 billion, of which $2.3 billion was floating rate debt. Most of our variable interest rate debt is based upon varying terms of adjusted LIBOR rates; consequently, changes in LIBOR result in the most volatility to our interest expense. Pursuant to our interest rate and risk management strategy we had a series of interest rate swap agreements with a total notional amount of $607 million. These instruments hedged the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted $607 million of our floating interest rate debt into fixed interest rate debt. As of March 31, 2017, an assumed 10% unfavorable change in interest rates would not be material to our consolidated results of operations or cash flows. A change in interest rates related to our long-term debt would not have had a material impact on our financial statements as we do not record our debt at fair value.

Foreign Currency Risk

We are exposed to both favorable and unfavorable movements in foreign currency exchange rates. In the ordinary course of business, we enter into certain contracts denominated in foreign currencies. Exposure to fluctuations in foreign currency exchange rates arising from these contracts is analyzed during the contract bidding process. We generally manage these contracts by incurring costs in the same currency in which revenues are received and any related short-term contract financing requirements are met by borrowing in the same currency. Thus, by generally matching revenues, costs and borrowings to the same currency, we are able to mitigate a portion of the foreign currency risk to earnings. However, due to our increased use of offshore labor centers, we have become more exposed to fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during fiscal 2017 and 2016 due primarily to the volatility of the British pound in relation to the U.S. dollar.

We have policies and procedures to manage exposure to fluctuations in foreign currency by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency forward contracts are not designated as hedges and changes in their fair value are reported in current period earnings within other income, net in the consolidated statements of operations. We also use foreign currency forward contracts to reduce foreign currency exchange rate risk related to certain Indian rupee denominated intercompany obligations and forecasted transactions. For accounting purposes these foreign currency forward contracts are designated as cash flow hedges with critical terms that match the hedged items; therefore, the changes in fair value of these forward contracts are recorded in accumulated other comprehensive income, net of taxes in the consolidated statements of comprehensive income and subsequently classified into net income in the period during which the hedged transactions are recognized in net income. We do not use derivatives tor trading or speculative purposes.

During fiscal 2017, approximately 61% of our revenues were generated outside of the U.S. For the year ended March 31, 2017, an unfavorable 10% change in the value of the U.S. dollar against all currencies would have changed revenues by approximately 6%, or $462 million. The majority of this fluctuation would be offset by expenses incurred in local currency and as a result, there would not be a material change to our income from continuing operations, before taxes. As such, in the view of management, the resulting impact would not be material to our consolidated results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Computer Sciences Corporation
Tysons, Virginia

We have audited the accompanying consolidated balance sheets of Computer Sciences Corporation and subsidiaries (the "Company") as of March 31, 2017 and April 1, 2016, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in equity for each of the three fiscal years in the period ended March 31, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Computer Science Corporation and subsidiaries as of March 31, 2017 and April 1, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

McLean, Virginia
May 25, 2017

COMPUTER SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except per share and share amounts)	March 31, 2017	April 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,263	$1,178
Receivables, net of allowance for doubtful accounts of $26 and $31	1,643	1,831
Prepaid expenses and other current assets	341	403
Total current assets	3,247	3,412

Intangible assets, net of accumulated amortization of $2,293 and $2,228	1,794	1,328
Goodwill	1,855	1,277
Deferred income taxes, net	381	345
Property and equipment, net of accumulated depreciation of $2,816 and $2,894	903	1,025
Other assets	483	349
Total Assets	$8,663	$7,736

LIABILITIES and EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	738	710
Accounts payable	410	341
Accrued payroll and related costs	248	288
Accrued expenses and other current liabilities	998	720
Deferred revenue and advance contract payments	518	509
Income taxes payable	38	40
Total current liabilities	2,950	2,608

Long-term debt, net of current maturities	2,225	1,934
Non-current deferred revenue	286	348
Non-current pension obligations	342	298
Non-current income tax liabilities and deferred tax liabilities	423	356
Other long-term liabilities	271	160
Total Liabilities	6,497	5,704

Commitments and contingencies

CSC stockholders’ equity:
Preferred stock, par value $1 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, par value $1 per share; authorized 750,000,000 shares; issued 151,932,040 and 148,746,672	152	149
Additional paid-in capital	2,565	2,439
(Accumulated deficit) retained earnings	(170)	33
Accumulated other comprehensive loss	(162)	(111)
Treasury stock, at cost, 10,633,243 and 10,365,811 shares	(497)	(485)
Total CSC stockholders’ equity	1,888	2,025
Noncontrolling interest in subsidiaries	278	7
Total Equity	2,166	2,032
Total Liabilities and Equity	$8,663	$7,736

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2017	April 1, 2016	April 3, 2015

Revenues	$7,607	$7,106	$8,117

Costs of services (excludes depreciation and amortization and restructuring costs)	5,545	5,185	6,159
Selling, general and administrative (excludes depreciation and amortization, SEC settlement related charges and restructuring costs)	1,279	1,040	1,220
Selling, general and administrative - SEC settlement related charges	—	—	197
Depreciation and amortization	647	658	840
Restructuring costs	238	23	256
Separation costs	—	19	—
Interest expense	117	123	126
Interest income	(35)	(38)	(20)
Debt extinguishment costs	—	95	—
Other (income) expense, net	(10)	(9)	10
Total costs and expenses	7,781	7,096	8,788

(Loss) income from continuing operations, before taxes	(174)	10	(671)
Income tax benefit	(74)	(62)	(464)
(Loss) income from continuing operations	(100)	72	(207)
Income from discontinued operations, net of taxes	—	191	224
Net (loss) income	(100)	263	17
Less: net income attributable to noncontrolling interest, net of tax	23	12	15
Net (loss) income attributable to CSC common stockholders	$(123)	$251	$2

(Loss) earnings per common share
Basic:
Continuing operations	$(0.88)	$0.51	$(1.45)
Discontinued operations	—	1.31	1.46
	$(0.88)	$1.82	$0.01
Diluted:
Continuing operations	$(0.88)	$0.50	$(1.45)
Discontinued operations	—	1.28	1.46
	$(0.88)	$1.78	$0.01

Cash dividend per common share	$0.56	$2.99	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015

Net (loss) income	$(100)	$263	$17
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax expense of $5, $4 and $3	(75)	(83)	(310)
Foreign currency forward contracts, net of tax expense of $12, $0 and $0	21	1	(2)
Pension and other post-retirement benefit plans, net of tax:
Prior service credit, net of tax expense of $0, $1 and $37	—	2	57
Amortization of transition obligation, net of tax expense of $0	1	—	1
Amortization of prior service cost, net of tax benefit of $5, $10 and $7	(12)	(20)	(16)
Foreign currency exchange loss, net of tax benefit of $1, $0 and $0	(2)	(1)	—
Pension and other post-retirement benefit plans, net of tax	(13)	(19)	42
Other comprehensive loss, net of taxes	(67)	(101)	(270)
Comprehensive (loss) income	(167)	162	(253)
Less: comprehensive income attributable to noncontrolling interest	7	12	15
Comprehensive (loss) income attributable to CSC common stockholders	$(174)	$150	$(268)

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Cash flows from operating activities:
Net (loss) income	$(100)	$263	$17
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	658	767	977
Pension & other post-employment benefits, actuarial & settlement losses	87	92	782
Share-based compensation	75	45	68
Deferred taxes	(92)	(37)	(449)
Loss (gain) on dispositions	6	(41)	(22)
Provision for losses on accounts receivable	4	6	2
Unrealized foreign currency exchange losses (gain)	24	43	(4)
Impairment losses and contract write-offs	8	2	—
Debt extinguishment costs	—	95	—
Amortization of prepaid debt issuance costs	17	—	—
Cash surrender value in excess of premiums paid	(7)	(10)	(9)
Other non-cash charges, net	—	—	39
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in receivables	586	129	237
Increase in deferred purchase price receivable	(252)	—	—
Increase in prepaid expenses and other current assets	(29)	(15)	(36)
Increase (decrease) in accounts payable and accruals	54	(357)	(313)
SEC settlement related charges	—	(190)	190
(Decrease) increase in income taxes payable and income tax liability	(32)	58	(33)
(Decrease) increase in advances contract payments and deferred revenue	(67)	(37)	11
Other operating activities, net	38	(11)	16
Net cash provided by operating activities	978	802	1,473

Cash flows from investing activities:
Purchases of property and equipment	(246)	(356)	(381)
Payments for outsourcing contract costs	(101)	(101)	(68)
Short-term investing	—	(70)	—
Software purchased and developed	(140)	(184)	(199)
Payments for acquisitions, net of cash acquired	(434)	(554)	(49)
Business dispositions	3	37	(13)
Proceeds from sale of assets	57	61	155
Other investing activities, net	(65)	(13)	19
Net cash used in investing activities	(926)	(1,180)	(536)

Cash flows from financing activities:
Borrowings of commercial paper	2,191	821	—
Repayments of commercial paper	(2,086)	(263)	—

Borrowings under lines of credit and short-term debt	920	2,206	—
Repayment of borrowings under lines of credit	(789)	(1,825)	(32)
Borrowings on long-term debt, net of discount	159	928	—
Principal payments on long-term debt	(313)	(1,869)	(242)
Proceeds from structured sale of facility	85	—	—
Proceeds from stock options and other common stock transactions	54	82	196
Taxes paid related to net share settlements of share-based compensation awards	(13)	(48)	(22)
Debt extinguishment costs	—	(95)	—
Repurchase of common stock and advance payment for accelerated share repurchase	—	(73)	(842)
Dividend payments	(78)	(430)	(128)
Borrowings for CSRA spin transaction	—	1,508	—
Transfers of cash to CSRA upon Separation	—	(1,440)	—
Other financing activities, net	(37)	13	(8)
Net cash provided by (used in) financing activities	93	(485)	(1,078)
Effect of exchange rate changes on cash and cash equivalents	(60)	(57)	(204)
Net increase (decrease) in cash and cash equivalents	85	(920)	(345)
Cash and cash equivalents at beginning of year	1,178	2,098	2,443
Cash and cash equivalents at end of year	$1,263	$1,178	$2,098

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except shares in thousands)	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (2)	Total CSC Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 28, 2014	154,721	$155	$2,304	$1,598	$279	$(418)	$3,918	$32	$3,950
Net (loss) income				2			2	15	17
Other comprehensive loss					(270)		(270)		(270)
Share-based compensation expense			67				67		67
Acquisition of treasury stock						(28)	(28)		(28)
Share repurchase program	(11,716)	(12)	(295)	(529)			(836)		(836)
Stock option exercises and other common stock transactions	5,369	5	210				215		215
Dividends declared				(131)			(131)		(131)
Noncontrolling interest distributions and other				(12)	12		—	(19)	(19)
Balance at April 3, 2015	148,374	$148	$2,286	$928	$21	$(446)	$2,937	$28	$2,965
Net (loss) income				251			251	12	263
Other comprehensive loss					(101)		(101)		(101)
Share-based compensation expense			45				45		45
Acquisition of treasury stock						(39)	(39)		(39)
Share repurchase program	(3,750)	(4)	36	(106)			(74)		(74)
Stock option exercises and other common stock transactions	4,123	5	72				77		77
Dividends declared				(104)			(104)		(104)
Special dividend				(317)			(317)		(317)
Capital contributions							—	6	6
Noncontrolling interest distributions and other							—	(9)	(9)
Divestiture of NPS				(619)	(31)		(650)	(30)	(680)
Balance at April 1, 2016	148,747	$149	$2,439	$33	$(111)	$(485)	$2,025	$7	$2,032
Net (loss) income				(123)			(123)	23	(100)
Other comprehensive loss					(51)		(51)	(16)	(67)
Share-based compensation expense			73				73		73
Acquisition of treasury stock						(12)	(12)		(12)
Stock option exercises and other common stock transactions	3,185	3	53				56		56
Dividends declared				(80)			(80)		(80)
Noncontrolling interest distributions and other							—	(17)	(17)
Noncontrolling interest from acquisition(1)							—	281	281
Balance at March 31, 2017	151,932	$152	$2,565	$(170)	$(162)	$(497)	$1,888	$278	$2,166

(1)	See Note 2: "Acquisitions"

(2)	10,633,243 treasury shares as of March 31, 2017

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Business

Computer Sciences Corporation (“CSC” or the "Company") is a next-generation global provider of information technology services and solutions. CSC’s mission is to enable superior returns on its clients' technology investments through best-in-class vertical industry solutions, domain expertise, strategic partnerships with key technology leaders and global scale. The Company helps lead its clients through their digital transformations to meet new business demands and customer expectations in a market of escalating complexity, interconnectivity, mobility and opportunity. CSC strives to be a trusted IT partner to its clients by addressing their requirements and providing next-generation IT services that include applications modernization, cloud infrastructure, cyber security and big data solutions.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSC, its subsidiaries, and those business entities in which the Company maintains a controlling interest. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are accounted for by the cost method. All intercompany transactions and balances have been eliminated. The Company reports its results based on a fiscal year convention that comprises four thirteen-week quarters. Every fifth year includes an additional week in the first quarter to prevent the fiscal year moving from an approximate end of March date. Certain prior year amounts have been reclassified to conform to the current year presentation, specifically software, outsourcing contracts costs, and customer and other intangible assets were aggregated into intangible assets in the consolidated balance sheets.

During fiscal 2016, the Company completed the separation of the Company's U.S. public sector business ("NPS") and combination of NPS with SRA International, Inc. to form a new independent publicly traded Company; CSRA Inc. (the "Separation"). As a result of the Separation, the consolidated statements of operations, consolidated balance sheets, and related financial information reflect NPS's operations as discontinued operations for fiscal 2016 and fiscal 2015. However, the cash flows and comprehensive income of NPS have not been segregated and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for fiscal 2016 and fiscal 2015.

Subsequent to fiscal year end, effective April 1, 2017, the Company completed its previously announced merger with the Enterprise Services business of Hewlett Packard Company ("HPES"). CSC merged with and into a wholly owned subsidiary of DXC Technology Company ("DXC") with CSC surviving as a wholly owned subsidiary of DXC (the "Merger"). Following completion of the Merger, DXC became a separate publicly traded company.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates are based on management’s knowledge of historical information and current events, and expectations about actions that the Company may undertake in the future. Actual results could differ materially from those estimates. In the opinion of Company management, the accompanying consolidated financial statements contain all adjustments necessary, including those of a normal recurring nature, to fairly present the financial statements. Amounts subject to significant judgment and estimates include contracts accounted for using the percentage-of-completion method, cash flows used in the evaluation of impairment of goodwill and other long-lived assets, reserves for uncertain tax benefits, valuation allowances on deferred tax assets, loss accruals for litigation and pension related liabilities.

Revenue Recognition

The Company's primary service offerings are information technology outsourcing, other professional services, or a combination thereof. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured. For non-software arrangements that include multiple-elements, revenue recognition involves the identification of separate

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

units of accounting after consideration of combining and/or segmenting contracts and allocation of the arrangement consideration to the units of accounting on the basis of their relative selling price.

Revenue under such contracts is recognized based upon the level of services delivered in the periods in which they are provided. These contracts often include upfront fees billed for activities to familiarize CSC with the client's operations, take control over their administration and operation, and adapt them to CSC's solutions. These activities typically do not qualify as separate units of accounting, and the related revenues are deferred until service commencement and recognized ratably over the period of performance during the period in which CSC provides the related service, which is typically the life of the contract. Costs are expensed as incurred, except for direct and incremental set-up costs which are capitalized and amortized on a straight-line basis over the life of the contract, which are described in more detail under the heading of intangible assets below. Software transactions that include multiple elements are described below within Multiple-element software sales.

The Company generally provides its services under time and materials contracts, unit price contracts, fixed-price contracts, and multiple-element software sales for which revenue is recognized in the following manner:

Time and materials contracts - Revenue is recorded at agreed-upon billing rates at the time services are provided.

Unit-price contracts - Revenue is recognized based on unit metrics multiplied by the agreed upon contract unit price or when services are delivered.

Fixed-price contracts - For certain fixed-price contracts, revenue is recognized under the percentage-of-completion method as described below; these include certain software development projects and all long-term construction-type contracts. For other fixed-price contracts, revenue is recognized based on the proportion of the services delivered to date as a percentage of the total services to deliver over the contract term. If output or input measures are not available or cannot be reasonably estimated, revenue is recognized ratably over the contract term. Under the percentage-of-completion method, progress towards completion is measured based on either achievement of specified contract milestones, costs incurred as a proportion of estimated total costs, or other measures of progress when appropriate. Profit in a given period is reported at the estimated profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables, the deferral of costs as work in process, or deferral of profit on these contracts. Contracts that require estimates at completion using the percentage-of-completion method accounted for approximately 5% of the Company's revenues for fiscal 2017. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses at completion, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized.

Multiple-element software sales - For multiple-element arrangements that involve the sale of CSC proprietary software, post contract customer support, and other software-related services, vendor-specific objective evidence ("VSOE") of fair value is required to allocate and recognize revenue for each element. VSOE of fair value is determined based on the price charged where each deliverable is sold separately. In situations where VSOE of fair value exists for all undelivered elements but not a delivered element (typically the software license element), the residual method is used. This method allocates revenue to the undelivered elements equal to their VSOE value with the remainder allocated to the delivered element. If significant customization is required, and VSOE is available to support accounting for the software as a separate unit of account, software revenue is recognized as the related software customization services are performed in accordance with the percentage-of-completion method described above. In situations where VSOE of fair value does not exist for all of the undelivered software-related elements, revenue is deferred until only one undelivered element remains and then recognized following the pattern of delivery of the final undelivered element.

Pension and Other Benefit Plans

The Company accounts for all of its pension, other post-retirement benefit ("OPEB"), defined contribution and deferred compensation plans using the guidance of ASC 710 "Compensation - General" and ASC 715 "Compensation - Retirement Benefits". The Company recognizes changes in actuarial gains and losses and fair value of plan assets in earnings at the time of plan remeasurement as a component of net periodic benefit expense. Typically plan remeasurement occurs

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annually during the fourth quarter of each year. The remaining components of pension and OPEB expense, primarily current period service and interest costs and expected return on plan assets, are recorded on a quarterly basis.

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

Software Development Costs

After establishing technological feasibility, and until such time as the software products are available for general release to customers, the Company capitalizes costs incurred to develop commercial software products to be sold, leased or otherwise marketed. Costs incurred to establish technological feasibility are charged to expense as incurred. Enhancements to software products are capitalized where such enhancements extend the life or significantly expand the marketability of the products. Amortization of capitalized software development costs is determined separately for each software product. Annual amortization expense is calculated based on the greater of the ratio of current gross revenues for each product to the total of current and anticipated future gross revenues for the product or the straight-line amortization method over the estimated useful life of the product.

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

The Company capitalizes costs incurred to develop internal-use computer software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred in connection with development of upgrades or enhancements that result in additional functionality are also capitalized. Capitalized costs associated with internal-use software are amortized on a straight-line basis over the estimated useful life of the software. Purchased software is capitalized and amortized over the estimated useful life of the software. Internal-use software assets are evaluated for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Share-Based Compensation

Share-based awards are accounted for under the fair value method. The Company provides different forms of share-based compensation to its employees and non-employee directors. This includes stock options and restricted stock units ("RSUs"), including performance-based restricted stock units ("PSUs"). The fair value of the awards is determined on the grant date, based on the Company's closing stock price. For awards settled in shares, the Company recognizes compensation expense based on the grant-date fair value net of estimated forfeitures over the vesting period. For awards settled in cash, the Company recognizes compensation expense based on the fair value at each reporting date net of estimated forfeitures.

The Company uses the Black-Scholes-Merton model to compute the estimated fair value of options granted. This model includes assumptions regarding expected term, risk-free interest rates, expected volatility and dividend yields which are periodically evaluated. The expected term is calculated based on the Company’s historical experience with respect to its stock plan activity and an estimate of when vested and unexercised option shares will be exercised. The expected term of options is based on job tier classifications, which have different historical exercise behavior. The risk-free interest rate is based on the zero-coupon interest rate of U.S. government issued treasury strips with a period commensurate with the expected term of the options.

Expected volatility is based on a blended approach, which uses a two-thirds weighting for historical volatility and one-third weighting for implied volatility. The Company’s historical volatility calculation is based on employee class and historical closing prices of a peer group, in order to better align this factor with the expected terms of the stock options. CSC’s

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

implied stock price volatility is derived from the price of exchange traded options on CSC’s stock with the longest remaining contractual term. Implied volatility is a prospective, forward looking measure representing market participants’ expectations of CSC's future stock price volatility. The dividend yield assumption is based on the respective fiscal year dividend payouts. Forfeitures are estimated based on historical experience and adjustments are made annually to reflect actual forfeiture experience.

Business Combinations

Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period. The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed in the acquired entity is recorded as goodwill. If the Company obtains new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's consolidated statements of operations. For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability, if needed, to fair value each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as operating income or expense. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill

The Company tests goodwill for impairment on an annual basis, as of the first day of the second fiscal quarter, and between annual tests if circumstances change, or if an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining whether an event indicating impairment has occurred between annual testing dates. Such indicators include: a significant decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the disposal of a significant component of a reporting unit and the testing for recoverability of a significant asset group within a reporting unit.

The Company follows U.S. GAAP-prescribed rules when determining if goodwill has been impaired. Initially, an assessment of qualitative factors is conducted in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely that its carrying amount is less than its fair value for a reporting unit, then the subsequent two-step goodwill impairment testing process is not required. If the Company determines that it is more likely than not that its carrying amount is greater than its fair value for a reporting unit, then it proceeds with the subsequent two-step process.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If CSC performs a step one analysis for all of its reporting units in conjunction with its annual goodwill testing, it also compares the sum of all of its reporting units’ fair values to the Company's market capitalization (per-share stock price multiplied by the number of shares outstanding) and calculates an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). The Company evaluates the reasonableness of the control premium by comparing it to control premiums derived from recent comparable business combinations. If the implied control premium is not reasonable in light of the actual acquisition transactions, the Company reevaluates its fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions. As a result, when CSC’s stock price and thus market capitalization is low relative to the sum of the estimated fair value of its reporting units, this reevaluation can result in reductions to its estimated fair values for the reporting units.

Fair Value

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The objective of a fair value measurement is to estimate the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Such transactions to sell an asset or transfer a liability are assumed to occur in the principal market for that asset or liability, or in the absence of the principal market, the most advantageous market.

Assets and liabilities subject to fair value measurement disclosures are required to be classified according to a three-level fair value hierarchy with respect to the inputs used to determine fair value. The level in which an asset or liability is disclosed within the fair value hierarchy is based on the lowest level input that is significant to the related fair value measurement in its entirety. The levels of input are defined as follows:

Level 1:     Quoted prices unadjusted for identical assets or liabilities in an active market.
Level 2:     Inputs other than quoted prices that are observable, either directly or indirectly, for similar assets or liabilities.
Level 3:     Unobservable inputs that reflect the entity's own assumptions which market participants would use in pricing the asset or liability.

Receivables

The Company records receivables and unbilled services at their face amounts less an allowance for doubtful accounts. Receivables consist of amounts billed and currently due from customers, amounts earned but unbilled (including contracts measured under the percentage-of-completion method of accounting), amounts retained by the customer until the completion of a specified contract, negotiation of contract modification and claims. Unbilled recoverable amounts under contracts in progress generally become billable upon achievement of project milestones or upon acceptance by the customer.

Allowances for uncollectible billed trade receivables are estimated based on a combination of write-off history, aging analysis and any known collectability issues. Unbilled amounts under contracts in progress that are recoverable do not have an allowance for credit losses. Adjustments to unbilled amounts under contracts in progress related to credit quality, should they occur, would be recorded as a reduction of revenues.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CSC uses receivables securitization facilities or receivables sales facilities in the normal course of business as part of managing its cash flows. The Company accounts for receivables sold under these facilities as a sale of financial assets pursuant to ASC 860 “Transfers and Servicing” and derecognizes these receivables, as well as the related allowances, from its consolidated balance sheets. Generally, the fair value of the sold receivables approximates the book value due to the short-term nature and, as a result, no gain or loss on sale of receivables is recorded. Under the receivables facilities, the deferred purchase price receivable is recorded at fair value which is determined by calculating the expected amount of cash to be received based on unobservable inputs consisting of the face amount of the receivables adjusted for anticipated credit losses.

The Company reflects all cash flows related to receivables facilities as operating activities in its consolidated statements of cash flows because the cash received upon both the sale and collection of the receivables is not subject to significant interest rate risk given the short-term nature of the Company’s trade receivables.

Property and Equipment

Property and equipment, which includes capital leases, are stated at cost less accumulated depreciation. Depreciation is computed using predominantly the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter. The estimated useful lives of CSC's property and equipment are as follows:

Property and Equipment:
Buildings	Up to 40 years
Computers and related equipment	4 to 5 years
Furniture and other equipment	2 to 15 years
Leasehold improvements	Shorter of lease term or useful life

Intangible Assets

The Company's estimated useful lives for finite-lived intangibles are shown in the table below:

Software	2 to 10 years
Outsourcing contract costs	Contract life, excluding option years
Customer related intangibles	Expected customer service life
Acquired contract related intangibles	Contract life and first contract renewal, where applicable

Software is amortized using predominately the straight-line method. Costs of outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed on a straight-line basis over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract premiums and transition/set-up costs. Contract premiums are amounts paid to customers in excess of the fair value of assets acquired and are recorded as a reduction to revenues. Transition/set-up costs are primarily associated with assuming control over customer IT operations and transforming them to be consistent with contract specifications. Acquired contract related and customer related intangible assets are amortized in proportion to the estimated undiscounted cash flows projected over the estimated life of the asset or on a straight-line basis if such cash flows cannot be reliably estimated.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

Long-lived assets such as property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, an expense is recorded in the amount, if any, required to reduce the carrying amount to fair value. Fair value is

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined based on a discounted cash flow approach or, when available and appropriate, comparable market values. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less costs to sell.

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

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision during the period in which the change occurred. In determining whether a valuation allowance is warranted, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. The Company recognizes uncertain tax positions within the consolidated financial statements when it is more likely than not that the tax position will be sustained upon examination. Uncertain tax positions are measured based on the probabilities that the uncertain tax position will be realized upon final settlement.

All tax-related cash flows resulting from excess tax benefits related to the settlement of share-based awards are classified as cash flows from operating activities and cash paid by directly withholding shares for tax withholding purposes is classified as a financing activity in the consolidated statements of cash flows.

Cash and Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of time deposits, money market funds and money market deposit accounts with a number of institutions that have high credit ratings.

Foreign Currency

The local currency of the Company's foreign affiliates is generally their functional currency. Accordingly, the assets and liabilities of the foreign affiliates are translated from their respective functional currency to U.S. dollars using fiscal year-end exchange rates, income and expense accounts are translated at the average rates in effect during the fiscal year and equity accounts are translated at historical rates. The resulting translation adjustment is reported in the consolidated statements of comprehensive (loss) income and recorded as part of accumulated other comprehensive (loss) income ("AOCI").

Derivative Instruments

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The derivative instruments not designated as hedges for purposes of hedge accounting include total return swaps and certain short-term foreign currency forward and option contracts. These instruments are recorded at their respective fair values and the change in their value is reported in current period earnings. The Company does not use derivative instruments for trading or any speculative purpose. All cash flows associated with the Company's derivative instruments are classified as operating activities in the consolidated statements of cash flows.

New Accounting Standards

During fiscal 2017, CSC adopted the following Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"):

ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments," requires an acquirer in a business combination to account for a measurement-period adjustment during the period in which the amount is determined, instead of retrospectively. CSC adopted this ASU prospectively effective April 2, 2016 and the impact on its consolidated financial statements was immaterial.

ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," as clarified by ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," requires that debt issuance costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Presentation of fees under line-of-credit ("LOC") arrangements had not been specified in ASU 2015-03; as a result, ASU 2015-15 was issued. ASU 2015-15 states that the SEC staff would not object to an entity deferring LOC commitment fees as an asset and subsequently amortizing ratably over the term of the underlying LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. CSC adopted both ASUs retrospectively effective April 2, 2016 and the impact upon its consolidated financial statements was immaterial.

ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," issued guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement does not contain a software license, the customer should account for the arrangement as a service contract. If the arrangement includes software licenses, it should be accounted for and considered as other licenses of intangible assets. CSC elected to adopt this ASU prospectively effective April 2, 2016. The adoption of this ASU did not have a material impact on its consolidated financial statements.

ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. CSC adopted this ASU for the year ending March 31, 2017. In connection with the preparation of the financial statements for the year ended March 31, 2017, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity's ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity's ability to continue as a going concern.

Standards Issued But Not Yet Effective

The following ASUs were recently issued but have not yet been adopted by CSC:

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provided clarity as to what changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for CSC for interim and annual periods beginning in fiscal 2019, with early adoption permitted and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. CSC will consider the impact that this standard may have on future stock-based payment award modifications should they occur.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which is intended to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost in an entity's financial statements by requiring the service cost component be disaggregated from other components of net benefit costs and presented in the same line item or items as other compensation costs for the employees. Additionally, only the service cost component of net benefit cost is eligible for capitalization when applicable. ASU 2017-07 is effective for CSC in fiscal 2019 and must be applied retrospectively. ASU 2017-07 is permitted for early adoption, but only at the beginning of an annual period for which financial statements have not been issued or made available for issuance. CSC is currently evaluating the impact that this ASU will have on its reporting and asset recognition.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test whereby a goodwill impairment loss is determined by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Rather, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for CSC in fiscal 2021, applied on a prospective basis, and early adoption is allowed for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 will only be applicable in the event an impairment is recognized.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which adds guidance to assisting companies evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as businesses, and provides for a screen to determine when a transaction should be accounted for as the acquisition or disposal of assets and not of a business, potentially reducing the number of transactions that need to be further evaluated. ASU 2017-01 is effective for CSC in fiscal 2019, applied on a prospective basis, and early application is allowed for certain transactions. CSC will evaluate any potential business combinations that may occur in the future.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash a consensus of the FASB Emerging Issues Task Force,” which requires that amounts described as restricted cash or cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for CSC in fiscal 2019 and must be applied retrospectively to all periods presented. CSC is currently evaluating the impact, if any, that the adoption of ASU 2016-18 may have on its consolidated statements of cash flows in future reporting periods.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests held through Related Parties that are under Common Control,” which alters how a decision maker considers indirect interests in a variable interest entity ("VIE") held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, “Consolidations (Topic 810): Amendments to the Consolidation Analysis,” adopted by CSC in the first three months of fiscal 2017, which did not have a material impact upon the unaudited consolidated financial statements. ASU 2016-17 will be effective for CSC in fiscal 2018 and will be required to be applied retrospectively to all relevant periods in fiscal 2017 when ASU 2015-02 was initially applied. CSC has determined the adoption of ASU 2016-17 will not have a material impact on its consolidated financial statements in future reporting periods.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-entity Asset Transfers of Assets Other than Inventory,” which requires that an entity recognize the tax expense from intra-entity sales of assets, other than inventory, in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. ASU 2016-16 will be effective for CSC in fiscal 2019 and early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. CSC is currently evaluating intercompany transaction tax effects to determine the impact of ASU 2016-16 on its reported effective tax rate.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addressed eight cash flow classification issues that have created diversity in practice, providing definitive guidance on classification of certain cash receipts and payments. ASU 2016-15 will be effective for CSC in fiscal 2019 and early adoption is permitted. This ASU must be adopted retrospectively for all periods presented but may be applied prospectively if retrospective application would be impracticable. CSC will monitor future cash transactions and determine if any of the eight affected transactions occur to determine proper cash flow classification.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will be effective for CSC in fiscal 2021. This ASU must be adopted using a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. CSC is currently evaluating its trade receivables and financial arrangements for potential impact the adoption of ASU 2016-13 may have on its consolidated financial statements in future reporting periods.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This amendment is intended to increase transparency and comparability among organizations by recognizing virtually all lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 will be effective for CSC in fiscal 2020 and early adoption is permitted. This ASU must be adopted using a modified retrospective transition and provides for certain practical expedients. CSC is currently evaluating the effect the adoption of ASU 2016-02 will have on its existing accounting policies and the consolidated financial statements in future reporting periods, but expects there will be an increase in assets and liabilities on its balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be significant. Refer to Note 21 - "Commitments and Contingencies" for information about its operating lease obligations.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for CSC in fiscal 2019. This ASU should be applied prospectively to equity investments that exist as of the date of adoption for equity securities without readily determinable fair values. CSC is currently evaluating the impact that adoption of ASU 2016-01 may have on its consolidated financial statements in future reporting periods.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which, along with amendments issued in 2015 and 2016, will replace most existing revenue recognition guidance under U.S. GAAP and eliminate industry specific guidance. The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which CSC expects to be entitled in exchange for those goods or services. The guidance also addresses the timing of recognition of certain costs incurred to obtain or fulfill a customer contract. Further, it requires the disclosure of sufficient information to enable readers of CSC’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and information regarding significant judgments and changes in judgments made.

ASU 2014-09 provides two methods of adoption: full retrospective and modified retrospective. Under the full retrospective method, the standard would be applied to all periods presented with previously disclosed periods restated under the new guidance. Under the modified retrospective method, prior periods would not be restated but rather a cumulative catch-up adjustment would be recorded on the adoption date. The Company will adopt this standard in the first quarter of Fiscal 2019 and has not yet selected a transition method.

Based on the implementation efforts to-date, the Company is currently assessing the impact of the new standard on certain accounting policies that may be affected, including:

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
The Company’s IT and business process outsourcing arrangements comprise a series of distinct services, for which revenue is expected to be recognized as the services are provided in a manner that is generally consistent with current practices.

•
The Company has certain arrangements involving the sale of proprietary software and related services for which VSOE of fair value may not exist, resulting in the deferral of revenue. Under the new standard, estimates of standalone selling price will be necessary for all software performance obligations, which may result in the acceleration of revenue.

•
The Company currently does not capitalize commission costs, which will be required in certain cases under the new standard and amortized over the period that services or goods are transferred to the customer. However, the Company will need to further assess the impact of the standard on commission plans of the combined company.

CSC also is completing its initial assessment to evaluate the impact that adopting the guidance will have on processes, systems and internal controls. The Company expects there will be significant implementation efforts to accumulate and report additional disclosures required by the standard. Due to the Merger, the Company is still in the process of integrating its implementation plans. As such, the Company has not yet reached a conclusion about what impact ASU 2014-09 will have on its consolidated financial statements.

Other recently issued ASUs effective after March 31, 2017 are not expected to have a material effect on CSC's consolidated financial statements.

Note 2 - Acquisitions

Fiscal 2017 Acquisitions

Aspediens Acquisition

On July 5, 2016, CSC acquired all of the outstanding capital stock of Aspediens, a privately held provider of technology-enabled solutions for the service-management sector and a preferred partner of ServiceNow, for total purchase consideration of $15 million which was funded from existing cash balances. The acquisition enhanced CSC's Global Business Services ("GBS") segment in its ServiceNow practice.

The purchase consideration included cash of $8 million paid at closing, the estimated fair value of contingent consideration as of the acquisition date of $6 million and $1 million being withheld by the Company for one year following the closing of the acquisition as security for potential claims against the seller. The estimated amount of contingent consideration increased by $1 million to $7 million as of March 31, 2017. The purchase price was allocated to assets acquired and liabilities assumed as follows: $9 million to current assets, $1 million to noncurrent assets, $9 million to intangible assets other than goodwill, $8 million to current liabilities, $5 million to long-term liabilities and $9 million to goodwill. The goodwill was associated with the Company's GBS segment and is not tax deductible. The amortizable lives associated with the intangible assets acquired includes customer relationships which have a ten-year estimated useful life. Transaction costs associated with the acquisition were less than $1 million and were included within selling, general and administrative expenses in the consolidated statements of operations. For fiscal 2017, Aspediens contributed revenues and income from continuing operations that were immaterial to the Company's overall results.

Xchanging Acquisition

On December 29, 2015, CSC invested in Xchanging plc ("Xchanging"), a provider of technology-enabled business solutions to organizations in global insurance and financial services, healthcare, manufacturing, real estate and the public sector. Xchanging was listed on the London Stock Exchange under the symbol “XCH.” CSC purchased 24,636,553 shares of common stock of Xchanging for a purchase price of $2.83 per share for a total initial investment of approximately $70 million. The investment represented a 9.99% non-controlling equity interest in the outstanding shares of Xchanging.

On May 5, 2016, CSC acquired the remaining shares of Xchanging for a purchase price of $2.76 per share, or approximately $623 million, resulting in total cash consideration paid to and on behalf of the Xchanging shareholders of $693 million (or $492 million net of cash acquired) in the aggregate, which was funded from existing cash balances and borrowings under CSC's credit facility. Subsequent to the acquisition, the Company repaid the $254 million of acquired

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debt. Transaction costs associated with the acquisition of $17 million were included within selling, general and administrative expenses in the Company's consolidated statements of operations. The acquisition expanded CSC's market coverage in the global insurance industry and enabled the Company to offer access to a broader, partner-enriched portfolio of services including property and casualty insurance and wealth management business processing services.

The Company recognized a net decrease of $44 million from measurement period adjustments, primarily related to deferred tax assets and liabilities, during the fourth quarter of fiscal 2017, which increased goodwill. The adjustments were the result of additional information obtained since December 30, 2016 that related to facts and circumstances that existed at the acquisition date.

The allocation of the purchase price to the assets acquired and liabilities assumed is presented below:

(in millions)	Estimated Fair Value
Cash and cash equivalents	$201
Accounts receivable and other current assets	195
Intangible assets - developed technology	97
Intangible assets - customer relationships	457
Intangible assets - trade names	10
Intangible assets - other	18
Deferred tax asset, long-term	68
Property and equipment and other noncurrent assets	31
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(215)
Deferred revenue and advance contract payments	(52)
Debt	(254)
Deferred tax liability, long-term	(140)
Other long-term liabilities	(122)
Total identifiable net assets acquired	294
Goodwill	680
Noncontrolling interest	(281)
Total estimated consideration	$693

The amortizable lives associated with the intangible assets acquired are as follows:

Description	Estimated Useful Lives (Years)
Developed technology	7-8
Customer relationships	15
Trade names	3-5

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when Xchanging was acquired. The goodwill recognized with the acquisition was attributable to the intellectual capital, the acquired assembled workforce and expected cost synergies, none of which qualify for recognition as a separate intangible asset. The goodwill arising from the acquisition was allocated to the Company's reportable segments based on the relative fair value of the expected incremental cash flows as $646 million to GBS segment and $34 million to Global Infrastructure Services ("GIS") segment. The goodwill associated with this acquisition was not deductible for tax purposes. For fiscal 2017, Xchanging contributed revenues of approximately $462 million and income from continuing

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations of approximately $17 million to CSC's consolidated results.

Fiscal 2016 Acquisitions

UXC Acquisition

On February 26, 2016, CSC acquired all outstanding capital stock of UXC Limited ("UXC"), a publicly owned IT services company which is a leading provider of enterprise application capabilities, consulting, applications management, professional services, connect infrastructure and health services in Australia. UXC was acquired for total purchase consideration of $289 million (net of cash acquired of $13 million), which was funded from existing cash balances. The acquisition continued the rebalancing of CSC's offering portfolio, strengthening it’s next-generation delivery model, and expanding its client base around the world. Transaction costs associated with the acquisition of $7 million were recorded as selling, general and administrative expenses. The purchase price was allocated to assets acquired and liabilities assumed as follows: $125 million to current assets, $37 million to noncurrent assets, $91 million to intangible assets other than goodwill, $153 million to current liabilities, $50 million to long-term liabilities and $252 million to goodwill. The amortizable lives associated with the intangible assets acquired includes customer relationships, which have an estimated useful life of ten years, and software and trade names, both of which have indefinite lives. The goodwill arising from the acquisition was allocated to both of the Company's reportable segments and was not deductible for tax purposes.

Axon Acquisition

On December 11, 2015, CSC acquired all of the outstanding capital stock of Axon Puerto Rico, Inc., a provider of enterprise application and infrastructure managed services to aerospace and defense, and other commercial industries, for cash consideration of $29 million (net of cash acquired of $5 million), which was funded from existing cash balances. The acquisition further advanced CSC’s position as a leader in providing cost effective, highly-secure IT managed services to firms worldwide, strengthened CSC’s next-generation delivery model and expanded its network of regional delivery centers.

Fixnetix Acquisition

On September 24, 2015, CSC acquired all of the outstanding capital stock of Fixnetix, Limited, a privately held provider of front-office managed trading solutions for capital markets, for total purchase consideration of $112 million. The purchase consideration included cash of $88 million (net of $1 million of cash acquired) paid at closing, the estimated fair value of contingent consideration as of the acquisition date of $21 million, and $2 million of adjustments to the acquisition final net working capital in the fourth quarter of fiscal 2016. The fair value measurement of remaining contingent consideration as of March 31, 2017 was zero.

Fruition Acquisition

On September 17, 2015, CSC acquired all of the outstanding capital stock of Fruition Partners, a privately held provider of technology-enabled solutions for the service management sector for cash consideration of $148 million (net of cash acquired of $2 million) funded from existing cash balances. The acquisition bolstered CSC's ability to offer enterprise and emerging clients an expanded range of cloud-based service-management solutions to improve their business through organizational efficiency and lower operating costs.

Pro forma financial information for the Company's fiscal 2016 acquisitions have not been presented since the acquisitions were neither individually, nor in the aggregate, material to CSC's consolidated results.

Fiscal 2015 Acquisitions

During fiscal 2015, CSC acquired two companies for total cash consideration of $49 million in its former NPS segment which was spun-off in the Separation.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Divestitures

The Company had no material divestitures during fiscal 2017. As a result of the Separation, the Company divested its NPS segment during fiscal 2016. In addition, during fiscal 2015, the Company divested non-core businesses as a part of its service portfolio optimization initiative to focus on next-generation technology services.

Implementation of the Separation and CSC's post-Separation relationship with CSRA is governed by several agreements, including a master separation and distribution agreement and intellectual property ("IP"), real estate, tax, non-U.S. agency and employee matters agreements. CSC and CSRA are also party to computer hardware lease agreements, which originated prior to the Separation, and expire at various dates through fiscal 2021. Pursuant to the IP matters agreement, CSC granted CSRA perpetual, royalty-free, non-assignable licenses to certain software products, trademarks and workflow and design methodologies for an annual net maintenance fee of $30 million per year for each of the five years following the Separation in exchange for maintenance services. The IP matters agreement was amended in February 2017, pursuant to which CSC assigned to CSRA the IP rights CSRA had previously licensed. In exchange, CSRA paid CSC $65 million and was released from the obligation to pay the annual net maintenance fee. CSC will no longer provide services to CSRA under the IP matters agreement. During fiscal 2017 and 2016, CSC recognized total revenues of $125 million and $35 million, respectively, for services rendered to CSRA under the IP matters agreement and various commercial agreements. Included in fiscal 2017 revenues was $20 million of revenues under the IP matters agreement which was recorded as deferred revenue and advance contract payments during fiscal 2016.

J. Michael Lawrie, Chairman, President and CEO of CSC, also served as Chairman of the Board of Directors of CSRA from November 27, 2015 until August 9, 2016. During his term on the CSRA Board, CSRA was considered a related party. See Note 5 - "Receivables" for related party accounts receivable balances. The payment terms for related party receivables were net 30 days. The CSRA related party accounts payable balance for fiscal 2016 of $8 million was recorded as accrued expenses and other current liabilities. This balance was primarily related to $7 million for settlement of share-based compensation awards.

The real estate matters agreement with CSRA governs the respective rights and responsibilities between CSC and CSRA for real property, including the allocation of space within shared facilities and transfer of ownership of certain real property. Under the Non-U.S. Agency Agreement, CSRA appointed CSC as its exclusive agent outside the U.S. with regard to certain non-U.S. customers, subject to some exceptions, for a period of five years after the distribution. The employee matters agreement with CSRA addressed employment, compensation and benefits matters including the allocation and treatment of liabilities and responsibilities relating to employee compensation and benefit plans and programs. Refer to Note 13 - "Retirement and Other Post-Retirement Benefit Plans" for additional information regarding pension and other benefit plans and Note 15 - "Stock Incentive Plans" for additional information regarding stock incentive plans.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the operating results of NPS which were reclassified as discontinued operations:

	Fiscal Years Ended
(in millions)	April 1, 2016(1)	April 3, 2015
Revenues	$2,504	$4,056
Costs of services	1,935	3,375
Selling, general and administrative	52	120
Depreciation and amortization	90	137
Restructuring costs	1	5
Separation and merger costs	103	—
Interest expense	15	22
Other (income) expense, net	(21)	2
Income from discontinued operations before income taxes	329	395
Income tax expense	(138)	(142)
Income from discontinued operations, net of tax	$191	$253

(1) Results for fiscal 2016 only reflect operating results through the Separation date of November 27, 2015, not the full twelve-month period as shown for fiscal 2015.

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

As a result of the Separation, no gain or loss on disposition was recognized; however, discontinued operations included the results of the fiscal 2016 sale of Welkin Associates Limited, a wholly owned subsidiary in the NPS segment to a strategic investor for consideration of $34 million on which a gain of $22 million was realized. At the time of disposition, the Welkin divestiture did not qualify to be presented as discontinued operations since it did not represent a strategic shift that would have a major effect on CSC's operations or financial results.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the assets and liabilities distributed as part of the Separation:

(in millions)	As of November 27, 2015
Assets:
Cash and cash equivalents	$1,440
Receivables, net	470
Property and equipment, net	472
Goodwill, net	826
Other assets	307
Total assets	$3,515

Liabilities:
Accounts payable	$45
Accrued expenses and other current liabilities	409
Debt	1,702
Other long-term liabilities	692
Total liabilities	$2,848

Net assets distributed	$667

Approximately $31 million of accumulated other comprehensive loss, net of tax and $30 million of noncontrolling interest in subsidiaries were distributed to CSRA. In the fourth quarter of fiscal 2016, the Company recorded additional adjustments for the NPS disposition to retained earnings of $13 million.

The following selected financial information of NPS was included in the consolidated statements of cash flows:

	Fiscal Years Ended
(in millions)	April 1, 2016(1)	April 3, 2015
Depreciation	$75	$114
Amortization	$15	$23
Capital expenditures	$(75)	$(75)
Significant operating non-cash items:
Net gain on disposition of business	$22	$(3)
Significant investing non-cash items:
Capital expenditures through capital lease obligations	$—	$(10)
Capital expenditures in accounts payable	$(7)	$(14)
Disposition of assets	$(8)	$1

(1) Selected financial information for the fiscal year ended April 1, 2016 reflects cash flows through the Separation date of November 27, 2015, not the full twelve-month period as shown for fiscal 2015.

During fiscal 2015, CSC completed the sale of a German software non-core business to a strategic investor for cash consideration of $3 million. This divestiture was included in the GBS segment's healthcare group. The divested assets and liabilities included: current assets of $54 million (including $21 million of cash), noncurrent assets of $25 million, current liabilities of $33 million and noncurrent liabilities of $23 million. Included in net income from discontinued operations, net of

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax of $224 million, was a $29 million net loss related to this disposition. This included an $18 million loss on disposition, net of taxes.

Note 4 - Earnings Per Share

Basic EPS are computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflect the incremental shares issuable upon the assumed exercise of stock options and equity awards. The following table reflects the calculation of basic and diluted EPS:

	Fiscal Years Ended
(in millions, except per-share amounts)	March 31, 2017	April 1, 2016	April 3, 2015

Net (loss) income attributable to CSC common shareholders:
From continuing operations	$(123)	$71	$(207)
From discontinued operations	—	180	209
	$(123)	$251	$2
Common share information:
Weighted average common shares outstanding for basic EPS	140.39	138.28	142.56
Dilutive effect of stock options and equity awards	—	3.05	—
Weighted average common shares outstanding for diluted EPS	140.39	141.33	142.56

EPS:
Basic
Continuing operations	$(0.88)	$0.51	$(1.45)
Discontinued operations	—	1.31	1.46
Total	$(0.88)	$1.82	$0.01

Diluted
Continuing operations	$(0.88)	$0.50	$(1.45)
Discontinued operations	—	1.28	1.46
Total	$(0.88)	$1.78	$0.01

(1) The Company adopted ASU 2016-09 during the fourth quarter of fiscal 2016 on a modified retrospective basis as of the beginning of the fiscal year.

Stock options and RSUs were excluded from the computation of dilutive EPS because inclusion of these amounts would have had an anti-dilutive effect. Due to the Company's net loss during fiscal 2017, PSUs were also excluded from the calculation because they would have had an anti-dilutive effect. The number of options and shares excluded were as follows:

	Fiscal Years Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Stock Options	3,317,041	2,064,951	7,686,587
RSUs	845,315	201,581	2,062,625
PSUs	1,540,152	—	1,749,055

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2015, the Company entered into an accelerated share repurchase ("ASR") arrangement (see Note 14 - "Stockholders' Equity") and excluded 173,779 shares because their effect would have been anti-dilutive. The Company did not enter into any ASR arrangements during fiscal 2017 or 2016.

Note 5 - Receivables

Receivables, net of allowance for doubtful accounts consist of the following:

	As of
(in millions)	March 31, 2017	April 1, 2016
Billed trade receivables	$732	$1,061
Unbilled recoverable amounts under contracts in progress	402	595
Related party receivables	—	45
Other receivables	509	130
Total	$1,643	$1,831

The following table summarizes activity for allowance for doubtful accounts:

	As of and for Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Beginning balance	$31	$26	$32
Additions charged to costs and expenses	10	6	2
Deductions(1)	(13)	(3)	(4)
Other(2)	(2)	2	(4)
Ending balance	$26	$31	$26

(1)	Represents write-offs and recoveries of prior year charges.

(2)	Includes balances from acquisitions, changes in foreign currency exchange rates and the impact of the AR securitization facility.

Sale of Receivables

Receivables Securitization Facility

On December 21, 2016, the Company established a $250 million accounts receivable securitization facility (the "Receivables Facility") with certain unaffiliated financial institutions (the "Purchasers"). Under the Receivables Facility, the Company and certain of its subsidiaries sell billed and unbilled accounts receivable to CSC Receivables, LLC ("CSC Receivables"), a wholly owned bankruptcy-remote entity. CSC Receivables in turn sells such purchased accounts receivable in their entirety to the Purchasers pursuant to a receivables purchase agreement. Sales of receivables by CSC Receivables occur continuously and are settled on a monthly basis. The proceeds from the sale of these receivables comprise a combination of cash and a deferred purchase price receivable ("DPP"). The DPP is realized by the Company upon the ultimate collection of the underlying receivables sold to the Purchasers. The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after deducting excess concentrations. As of March 31, 2017, the total availability under the Receivables Facility was approximately $217 million. The Receivables Facility terminates on December 20, 2017, but may be extended. The Company uses the proceeds from receivables sales under the Receivables Facility for general corporate purposes.

The Company has no retained interests in the transferred receivables, other than collection and administrative services and its right to the DPP. The DPP is included in receivables, net of allowance for doubtful accounts on the consolidated balance sheets. The fair value of the sold receivables approximated their book value due to their short-term nature, and as a result no gain or loss on sale of receivables was recorded. In exchange for the sale of accounts receivable as

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of March 31, 2017, the Company received cash of $223 million and recorded a DPP. The DPP, which fluctuates over time based on the total amount of eligible receivables generated during the normal course of business, was $252 million as of March 31, 2017. Additionally, as of March 31, 2017, the Company recorded a $6 million liability within accounts payable because the amount of cash proceeds received by the Company under the Receivables Facility exceeded the maximum funding limit.

The Company’s risk of loss following the transfer of accounts receivable under the Receivables Facility is limited to the DPP outstanding and any short-falls in collections for specified non-credit related reasons after sale. Payment of the DPP is not subject to significant risks other than delinquencies and credit losses on accounts receivable sold under the Receivables Facility.

The following table is a reconciliation of the beginning and ending balances of the DPP:

As of and for the Fiscal Year Ended
(in millions)	March 31, 2017
Beginning balance	$—
Transfers of receivables	1,195
Collections	(943)
Ending balance	$252

Receivables Sales Facility

On April 21, 2015, CSC entered into a Master Accounts Receivable Purchase Agreement with several participants, for the continuous non-recourse sale of up to $450 million of eligible trade receivables related to its former NPS segment (the "Receivables Sales Facility"). The Company used the proceeds from receivable sales under the Receivables Sales Facility for general corporate purposes. On November 27, 2015, in connection with the Separation (see Note 3 - "Divestitures"), CSC ceased such receivables sales. During fiscal 2016, CSC sold $1.7 billion of billed and unbilled receivables, of which $1.5 billion was collected prior to the Separation. CSC incurred purchase discount and administrative fees of $1 million which were recorded, net of servicing income, within income from discontinued operations, net of taxes in the consolidated statements of operations. The Company estimated that its servicing fee was at fair value and therefore, no servicing asset or liability related to these services was recognized.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Fair Value

Fair value measurements on a recurring basis

The following table presents the Company’s assets and liabilities, excluding pension assets (see Note 13 - "Retirement and Other Post-Retirement Benefit Plans") and derivative assets and liabilities (see Note 7 - "Derivative Instruments"), that are measured at fair value on a recurring basis. There were no transfers between any of the levels during the periods presented.

		Fair Value Hierarchy
(in millions)	Fair Value	Level 1	Level 2	Level 3
Assets:	March 31, 2017
Money market funds and money market deposit accounts	$406	$406	$—	$—
Deferred purchase price receivable	252	—	—	252
Total assets	$658	$406	$—	$252

Liabilities:
Contingent consideration	$7	$—	$—	$7
Total liabilities	$7	$—	$—	$7

	April 1, 2016
Assets:
Money market funds and money market deposit accounts	$348	$348	$—	$—
Time deposits	1	1	—	—
Available for sale equity investments	66	66
Total assets	$415	$415	$—	$—

The fair value of money market funds and money market deposit accounts, reported as cash and cash equivalents, are based on quoted market prices. Fair value of the DPP, included in receivables, net, is determined by calculating the expected amount of cash to be received and is principally based on unobservable inputs consisting primarily of the face amount of the receivables adjusted for anticipated credit losses. The fair value of contingent consideration, presented in other liabilities, is based on contractually defined targets of financial performance and other considerations. The fair value of available for sale equity investments are based on quoted market prices and included in prepaid expenses and other current assets.

Other fair value disclosures

The carrying amounts of the Company’s financial instruments with short-term maturities are deemed to approximate their market values. The Company estimates the fair value of its long-term debt primarily using an expected present value technique, using interest rates offered to the Company for instruments with similar terms and remaining maturities. The estimated fair values of the Company's long-term debt, excluding capital leases, was $2.2 billion and $1.8 billion as of March 31, 2017 and April 1, 2016, respectively. If measured at fair value, long-term debt would be classified in Level 2.

Non-financial assets such as goodwill, tangible assets, intangible assets and other contract related long-lived assets are recorded at fair value in the period an impairment charge is recognized. The fair value measurements, in such instances, would be classified in Level 3. There were no significant impairments recorded during the fiscal years ended March 31, 2017 and April 1, 2016.

With respect to its foreign currency derivatives, as of March 31, 2017, there were eight counterparties with concentration of credit risk and based on gross fair value, the maximum amount of loss that the Company could incur is approximately $29 million.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The primary financial instruments other than derivatives that could subject the Company to concentrations of credit risk are accounts receivable. The Company periodically reviews its accounts receivable and records provisions for doubtful accounts as needed. The Company’s customer base includes Fortune 500 companies and other significant, well-known companies operating in North America, Europe and the Pacific Rim. Credit risk with respect to accounts receivable is minimized because of the nature and diversification of the Company’s customer base. The Company’s credit risk could be affected by customers in bankruptcy proceedings; however, because most of these proceedings involve business reorganizations rather than liquidations and the nature of the Company’s services are often considered essential to the operational continuity of these customers, the Company is generally able to avoid or mitigate significant adverse financial impact in these cases.

Note 7 - Derivative Instruments

The following table presents the fair values of derivative instruments included in the consolidated balance sheets:

	Derivative Assets
		As of
(in millions)	Balance Sheet Line Item	March 31, 2017	April 1, 2016

Derivatives designated for hedge accounting:
Interest rate swaps	Other assets	$5	$—
Foreign currency forward contracts	Prepaid expenses and other current assets	27	3
Total fair value of derivatives designated for hedge accounting		$32	$3

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Prepaid expenses and other current assets	$15	$12
Total fair value of derivatives not designated for hedge accounting		$15	$12

	Derivative Liabilities
		As of
(in millions)	Balance Sheet Line Item	March 31, 2017	April 1, 2016

Derivatives designated for hedge accounting:
Interest rate swaps	Other long-term liabilities	$1	$—
Foreign currency forward contracts	Accrued expenses and other current liabilities	—	4
Total fair value of derivatives designated for hedge accounting:		$1	$4

Derivatives not designated for hedge accounting:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$12	$7
Total fair value of derivatives not designated for hedge accounting		$12	$7

Derivative instruments include foreign currency forward contracts and interest rate swap contracts. The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the period-end foreign currency exchange rates and forward points. The fair value of interest rate swaps is estimated based on valuation models that use interest rate yield curves as Level 2 inputs.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives designated for hedge accounting

Fair value hedges

During fiscal 2016, the Company terminated certain interest rate swaps related to the Company's 4.45% term notes, due 2022, which had aggregate notional values of $275 million and fair values of $23 million and derecognized the related derivative asset. The total hedge gain of $23 million for the termination of interest rate swaps during fiscal 2016 will be amortized into interest income over the remaining life of the debt, which is through September 2022. As of March 31, 2017, and April 1, 2016 the Company had no fair value hedges.

The following table presents the pre-tax gain (loss) related to the fair value hedges and the related hedged items, for fiscal 2017 and 2016, respectively:

	Derivative Instrument			Hedged Item
(in millions)	Statements of Operations Line Item	Gain for the Fiscal Years Ended		Balance Sheet Line Item	(Loss) for the Fiscal Years Ended
		March 31, 2017	April 1, 2016		March 31, 2017	April 1, 2016
Interest rate swaps	Other Income	$—	$5	Long-term debt, net	$—	$(5)

Cash flow hedges

As of March 31, 2017, the Company had a series of interest rate swap agreements with a total notional amount of $607 million. These instruments were designated as cash flow hedges of the variability of cash outflows for interest payments on certain floating interest rate debt, which effectively converted the debt into fixed interest rate debt. As of March 31, 2017, the Company terminated certain interest rate swap agreements which had aggregate notional values of $18 million and fair values of less than $1 million and derecognized the related derivative liability. The total hedge loss of less than $1 million was recognized as interest expense in the consolidated statements of operations.

As of March 31, 2017, the Company performed both retrospective and prospective hedge effectiveness analysis for the interest rate swaps designated as cash flow hedges. The Company applied the long-haul method outlined in ASC 815 “Derivatives and Hedging", to assess retrospective and prospective effectiveness of the interest rate swaps. A quantitative effectiveness analysis assessment of the hedging relationship was performed using regression analysis. As of March 31, 2017, the Company has determined that the hedging relationship was highly effective.

The Company has designated certain foreign currency forward contracts as cash flow hedges to reduce risks related to certain Indian Rupee denominated intercompany obligations and forecasted transactions. The notional amount of foreign currency forward contracts designated as cash flow hedges as of March 31, 2017 and April 1, 2016 was $486 million and $496 million, respectively, and the related forecasted transactions extend through March 2018.

For the fiscal years ended March 31, 2017 and April 1, 2016, the Company performed an assessment at the inception of the cash flow hedge transactions and determined all critical terms of the hedging instruments and hedged items matched; therefore, there is no ineffectiveness to be recorded and all changes in the hedging instruments’ fair value are recorded in AOCI and subsequently reclassified into earnings in the period during which the hedged transactions are recognized in earnings. The Company performs an assessment of critical terms on an on-going basis throughout the hedging period.

During the fiscal years ended March 31, 2017 and April 1, 2016, the Company had no cash flow hedges for which it was probable that the hedged transaction would not occur. As of March 31, 2017, $8 million of the existing amount of losses related to the cash flow hedge reported in AOCI is expected to be reclassified into earnings within the next 12 months.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the pre-tax gains (losses) associated with the cash flow hedges, recognized in AOCI:

(in millions)	Gain (Loss) Recognized in AOCI (Effective Portion) for the Fiscal Years Ended	Gain (Loss) Reclassified into Cost of Services from AOCI (Effective Portion) for the Fiscal Years Ended	Gain (Loss) Recognized in Other Income (Expense)(Ineffective Portion) for the Fiscal Years Ended
	March 31, 2017
Foreign currency forward contracts	$(28)	$—	$—
Interest rate swaps	$(5)	$—	$—

	April 1, 2016
Foreign currency forward contracts	$1	$—	$—

Derivatives not designated for hedge accounting

Total return swaps
The Company manages the exposure to market volatility of the notional investments underlying its deferred compensation obligations by using total return swaps derivative contracts ("TRS"). For accounting purposes, these TRS are not designated as hedges, as defined under ASC 815 and all changes in their fair value and changes in the associated deferred compensation liabilities are recorded in costs of services and selling, general and administrative expenses in the Company's consolidated statements of operations. The TRS are reset monthly and are marked-to-market on the last day of each fiscal month.

Foreign currency derivatives

The Company manages the exposure to fluctuations in foreign currencies by using short-term foreign currency forward contracts to economically hedge certain foreign currency denominated assets and liabilities, including intercompany accounts and loans. For accounting purposes, these foreign currency forward contracts are not designated as hedges, as defined under ASC 815 and all changes in their fair value are reported in current period earnings within other income (expense), net of the Company's consolidated statements of operations.

The notional amount of the foreign currency forward contracts outstanding as of March 31, 2017 and April 1, 2016 was $2.9 billion and $2.2 billion, respectively.

The following table presents the pretax amounts impacting income related to derivatives not designated for hedge accounting:

		Fiscal Years Ended
(in millions)	Statement of Operations Line Item	March 31, 2017	April 1, 2016	April 3, 2015
Total return swaps	Cost of services and Selling, general & administrative	$2	$—	$(8)
Foreign currency forwards	Other (income) expense, net	(84)	19	9
Total		$(82)	$19	$1

Other risks

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

despite the existence of enforceable master netting arrangements with some of its counterparties. The following table provides information about the potential effect of such netting arrangements on the Company's derivative instruments:

	Fair Value as of
	March 31, 2017		April 1, 2016
(in millions)	Assets	Liabilities	Assets	Liabilities
Gross amount of derivative instruments recognized in consolidated balance sheets	$47	$13	$15	$11
Gross amounts not offset in the consolidated balance sheets (1)	1	2	3	1
Net amount	$46	$11	$12	$10
_________________

(1)
These amounts represent the fair value of derivative instruments subject to enforceable master netting arrangements that the Company has elected to not offset. The Company's derivative contracts do not require it to hold or post financial collateral.

Note 8 - Property and Equipment

Property and equipment consisted of the following:

	As of
(in millions)	March 31, 2017	April 1, 2016
Property and equipment — gross:
Land, buildings and leasehold improvements	$873	$921
Computers and related equipment	2,695	2,794
Furniture and other equipment	141	197
Construction in progress	10	7
	3,719	3,919
Less: accumulated depreciation and amortization	2,816	2,894
Property and equipment, net	$903	$1,025

Depreciation expense for fiscal 2017, 2016 and 2015 was $338 million, $383 million and $493 million, respectively.

Note 9 - Intangible Assets

	As of March 31, 2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$2,347	$1,554	$793
Outsourcing contract costs	793	475	318
Customer and other intangible assets	947	264	683
Total intangible assets	$4,087	$2,293	$1,794

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of April 1, 2016
(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$2,243	$1,531	$712
Outsourcing contract costs	828	494	334
Customer and other intangible assets	485	203	282
Total intangible assets	$3,556	$2,228	$1,328

Total intangible assets amortization was $320 million, $286 million and $374 million for fiscal 2017, 2016 and 2015, respectively. Total intangible assets amortization included amortization of outsourcing contract cost premiums recorded as reductions of revenues of $11 million, $11 million and $27 million for fiscal 2017, 2016 and 2015, respectively. The change in net carrying value from fiscal 2016 to 2017 included foreign currency translation loss of $92 million.

Estimated future amortization related to intangible assets as of March 31, 2017 is as follows:

Fiscal Year	(in millions)
2018	$320
2019	$295
2020	$264
2021	$220
2022	$178

During fiscal 2016 and 2015, CSC sold certain intangible assets with net book value of zero to a third party and recorded a gain on sale of $31 million and $53 million, respectively, as a reduction to GIS segment cost of services. There were no similar sales of intangible assets to a third party during fiscal 2017.

Purchased and internally developed software, net of accumulated amortization, consisted of the following:

(in millions)	March 31, 2017	April 1, 2016
Purchased software	$223	$206
Internally developed commercial software	341	352
Internally developed internal-use software	229	154
Total	$793	$712

Amortization expense related to purchased software and internally developed software, consisted of the following:

(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Purchased software	$82	$99	$129
Internally developed commercial software	58	56	61
Internally developed internal-use software	20	9	6
Total	$160	$164	$196

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Goodwill

The following tables summarize the changes in the carrying amount of goodwill, by segment, for the years ended March 31, 2017 and April 1, 2016, respectively.

(in millions)	GBS	GIS	Total
Goodwill, gross	$1,615	$2,424	$4,039
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of April 1, 2016, net	914	363	1,277

Additions	655	34	689
Foreign currency translation	(99)	(12)	(111)

Goodwill, gross	2,171	2,446	4,617
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of March 31, 2017, net	$1,470	$385	$1,855

(in millions)	GBS	GIS	Total
Goodwill, gross	$1,340	$2,260	$3,600
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of April 3, 2015, net	639	199	838

Additions	285	161	446
Foreign currency translation	(10)	3	(7)

Goodwill, gross	1,615	2,424	4,039
Accumulated impairment losses	(701)	(2,061)	(2,762)
Balance as of April 1, 2016, net	$914	$363	$1,277

The fiscal 2017 and 2016 additions to goodwill were due to the acquisitions described in Note 2 - "Acquisitions". The foreign currency translation amount reflects the impact of currency movements on non-U.S. dollar-denominated goodwill balances.

Goodwill Impairment Analyses

Fiscal 2017

For the Company’s annual goodwill impairment assessment as of July 2, 2016, the Company chose to bypass the initial qualitative assessment and proceeded directly to the first step of the impairment test for all reporting units. Based on the results of the first step of the impairment test, the Company concluded that the fair value of each reporting unit exceeded its carrying value and therefore the second step of the goodwill impairment test was not required.

As of March 31, 2017, the Company assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of any of its reporting units below its carrying amount and require goodwill to be tested for impairment. The Company determined that there have been no such indicators and therefore, it was unnecessary to perform an interim goodwill impairment test as of March 31, 2017.

Fiscal 2016

For the Company’s annual goodwill impairment assessment as of July 4, 2015, the Company chose to bypass the initial qualitative assessment and proceeded directly to the first step of the impairment test for all reporting units. Based on the

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11 - Income Taxes

The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the U.S., are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Domestic entities	$(157)	$(222)	$(761)
Entities outside the U.S.	(17)	232	90
Total	$(174)	$10	$(671)

The income tax (benefit) expense on income (loss) from continuing operations is comprised of:

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Current:
Federal	$(32)	$(79)	$(123)
State	14	(22)	(43)
Foreign	36	59	94
	18	(42)	(72)
Deferred:
Federal	(7)	(39)	(76)
State	(1)	48	(14)
Foreign	(84)	(29)	(302)
	(92)	(20)	(392)
Total income tax (benefit) expense	$(74)	$(62)	$(464)

The current (benefit) expense for fiscal 2017, 2016 and 2015, includes interest and penalties of $(9) million, $(4) million and $1 million, respectively, for uncertain tax positions.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major elements contributing to the difference between the U.S. federal statutory tax rate of 35% and the effective tax rate ("ETR") for continuing operations are as follows:

	Fiscal Years Ended
	March 31, 2017	April 1, 2016	April 3, 2015
Statutory rate	(35.0)%	35.0%	(35.0)%
State income tax, net of federal tax	(4.0)	(145.7)	(4.1)
Change in uncertain tax positions	(3.4)	(685.0)	(0.7)
Foreign tax rate differential	(41.1)	(377.4)	(52.4)
Capitalized transaction costs	12.1	22.3	—
Change in valuation allowances	34.3	743.6	13.4
Excess tax benefits for stock compensation	(11.3)	(230.0)	(0.1)
Prepaid tax asset amortization	7.1	78.8	(1.1)
Income Tax Credits	(2.0)	(58.0)	(0.8)
Other items, net	0.8	(3.6)	11.6
Effective tax rate	(42.5)%	(620.0)%	(69.2)%

In fiscal 2017, the ETR was primarily impacted by:

•
A change in the valuation allowance that primarily consists of an aggregate income tax detriment for the increase in the valuation allowances on tax attributes in the U.S., Germany and Luxembourg, which decreased the overall income tax benefit and decreased the ETR by $135 million and 78%, respectively. Offset by an income tax benefit from the release of valuation allowances on tax attributes in Denmark, Japan and the U.K. which increased the overall income tax benefit and increased the ETR by $75 million and 43.0%, respectively.

•
An income tax detriment for transaction costs incurred that are not deductible for tax purposes, which resulted in a decrease to the overall tax benefit and decreased the ETR by $21 million and 12.1%, respectively.

•
An income tax benefit from excess tax benefits realized from employee share-based payment awards, which resulted in an increase in the overall income tax benefit and increased the ETR by $20 million and 11.3%, respectively.

In fiscal 2016, the ETR was primarily impacted by:

•
The early adoption of ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” resulted in a tax benefit from the excess tax benefits realized from share options vested or exercised. This increased the overall income tax benefit and the ETR by $23 million and 230%, respectively.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The deferred tax assets (liabilities) were as follows:

	As of
(in millions)	March 31, 2017	April 1, 2016
Deferred tax assets
Employee benefits	$172	$153
Tax loss/credit carryforwards	1,307	1,158
Accrued interest	16	20
Contract accounting	89	110
Other assets	83	56
Total deferred tax assets	1,667	1,497
Valuation allowance	(1,094)	(1,036)
Net deferred tax assets	573	461

Deferred tax liabilities
Depreciation and amortization	(282)	(183)
Investment basis differences	(103)	(91)
Other liabilities	(45)	(23)
Total deferred tax liabilities	(430)	(297)

Total net deferred tax assets	$143	$164

Income tax related assets are included in the accompanying consolidated balance sheets were as follows:

	As of
(in millions)	March 31, 2017	April 1, 2016
Current:
Income tax receivables	$146	$60
	$146	$60
Non-current:
Income taxes receivable and prepaid taxes	$50	$81
Deferred tax assets	381	345
	$431	$426

Total	$577	$486

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax related liabilities are included in the accompanying balance sheet as follows:

	As of
(in millions)	March 31, 2017	April 1, 2016
Current:
Liability for uncertain tax positions	$(17)	$(18)
Income taxes payable	(21)	(22)
	$(38)	$(40)
Non-current:
Deferred tax liabilities	(238)	(181)
Liability for uncertain tax positions	(185)	(175)
	$(423)	$(356)

Total	$(461)	$(396)

Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. A valuation allowance has been recorded against deferred tax assets of approximately $1.1 billion as of March 31, 2017 due to uncertainties related to the ability to utilize these assets. In assessing whether its deferred tax assets are realizable, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In determining whether the deferred tax assets are realizable, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies and recent financial operations. Valuation allowances are evaluated as of the balance sheet date and will be subject to change in each future reporting period as a result of changes in various factors. The net increase in the valuation allowance of $58 million in fiscal 2017, is primarily due to restructuring costs in non-U.S. jurisdictions, local losses on investments in Luxembourg and the recording of additional valuation allowances on certain state income tax carry-forwards, reduced by the release of valuation allowances in non-U.S. jurisdictions. The release of valuation allowances in the non-U.S. jurisdictions is due to objectively verifiable positive evidence, improved earnings and three years of cumulative profits.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on the Company's various tax carryforwards:

	As of March 31, 2017				As of April 1, 2016
(in millions)	Total	With No Expiration	With Expiration	Expiration Dates Through	Total	With No Expiration	With Expiration	Expiration Dates Through
Net operating loss carryforwards
Federal	$65	$—	$65	2037	$42	$—	$42	2035
State	$911	$—	$911	2037	$556	$—	$556	2035
Foreign	$4,608	$4,537	$71	2036	$4,045	$3,986	$59	2028
Tax credit carryforwards
Federal	$7	$—	$7	2024	$7	$—	$7	2024
State	$45	$10	$35	2026	$42	$10	$32	2026
Foreign	$10	$—	$10	2020	$—	$—	$—	N/A
Capital loss carryforwards
Federal	$—	$—	$—	N/A	$—	$—	$—	N/A
State	$289	$—	$289	2018	$258	$—	$258	2018
Foreign	$235	$235	$—	N/A	$73	$73	$—	N/A

The Company is currently the beneficiary of tax holiday incentives in India, which expire in various fiscal years through 2026. As a result of the India tax holiday incentives, the Company recorded an income tax benefit of approximately $1 million, $2 million and $3 million, during fiscal 2017, 2016 and 2015, respectively. The per share effects were $0.01, $0.02 and $0.02, for fiscal 2017, 2016 and 2015, respectively.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in non-U.S. operations. As of March 31, 2017, the Company has not made a provision for U.S. income tax where the foreign investment of such earnings is essentially permanent in duration. Generally, such amounts would become subject to U.S. taxation upon the remittance of dividends to the U.S. and under certain other circumstances. As of March 31, 2017, the Company has not made a provision for foreign income tax where the accumulated earnings of certain foreign subsidiaries will be reinvested in other foreign operations. The cumulative undistributed positive taxable earnings of the Company's foreign subsidiaries were approximately $3.1 billion as of March 31, 2017. It is not practicable to estimate the tax cost of repatriating the cumulative undistributed taxable earnings of these foreign subsidiaries to the U.S.

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

The Company accounts for income tax uncertainties in accordance with Income Taxes (ASC 740), which prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

first subsequent financial reporting period in which that threshold is no longer met. ASC 740 also provides guidance on the accounting for and disclosure of liabilities for uncertain tax positions, interest and penalties.

In accordance with ASC 740, the Company’s liability for uncertain tax positions was as follows:

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016
Tax	$192	$180
Interest	25	33
Penalties	11	11
Net of tax attributes	(26)	(31)
Total	$202	$193

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Balance at beginning of fiscal year	$180	$304	$298
Gross increases related to prior year tax positions	14	21	45
Gross decreases related to prior year tax positions	(12)	(101)	(13)
Gross increases related to current year tax positions	10	7	12
Settlements and statute of limitation expirations	(7)	(48)	(27)
Acquisitions	6	3	—
Foreign exchange and others	1	(6)	(11)
Balance at end of fiscal year	$192	$180	$304

The Company’s liability for uncertain tax positions at March 31, 2017, April 1, 2016 and April 3, 2015, includes $149 million, $122 million and $148 million, respectively, related to amounts that, if recognized, would affect the effective tax rate (excluding related interest and penalties).

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. The following table presents the change in interest and penalties from the previous reported period, as well as the liability at the end of each period presented:

	As of and for the Fiscal Years Ended
	March 31, 2017	April 1, 2016	April 3, 2015
(in millions)	Increase (Decrease)
Interest	$(8)	$(6)	$9
Interest, net of tax	$(9)	$(4)	$10
Accrued penalties	$—	$2	$(10)
Liability for interest	$25	$33	$39
Liability for interest, net of tax	$20	$29	$33
Liability for penalties	$11	$11	$9

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently under examination in several tax jurisdictions. A summary of the tax years that remain subject to examination in certain of the Company’s major tax jurisdictions are:

Jurisdiction:	Tax Years that Remain Subject to Examination (Fiscal Year Ending):
United States – Federal	2008 and forward
United States – Various States	2008 and forward
Australia	2012 and forward
Canada	2010 and forward
Denmark	2010 and forward
France	2013 and forward
Germany	2010 and forward
India	1998 and forward
United Kingdom	2013 and forward

It is reasonably possible that during the next twelve months the Company's liability for uncertain tax positions may change by a significant amount. The IRS is examining the Company's federal income tax returns for fiscal 2008 through 2013. The Company entered into negotiations for a resolution of the fiscal 2008 through 2010 U.S. Federal audit through settlement with the IRS Office of Appeals. The IRS examined several issues for this audit that resulted in various audit adjustments. During the fourth quarter of fiscal 2016, the Company and the IRS reached an agreement in principle as to the settlement terms and the Company remeasured its uncertain tax positions. This audit cycle is now under review by the Joint Committee on Taxation. The Company has agreed to extend the statute of limitations associated with this audit through November 30, 2017.

As of March 31, 2017, we are undergoing an IRS audit for fiscal 2011 through 2013 Federal income tax returns. During the first quarter of 2018, we received a Revenue Agent’s Report, which includes proposed adjustments to previously filed tax returns. We continue to believe that our tax positions are more-likely-than-not sustainable and that we will ultimately prevail.

In addition, the Company may settle certain other tax examinations, have lapses in statutes of limitations, or voluntarily settle income tax positions in negotiated settlements for different amounts than the Company has accrued as uncertain tax positions. The Company may need to accrue and ultimately pay additional amounts for tax positions that previously met a more likely than not standard if such positions are not upheld. Conversely, the Company could settle positions with the tax authorities for amounts lower than those that have been accrued or extinguish a position though payment. The Company believes the outcomes which are reasonably possible within the next twelve months may result in a reduction in liability for uncertain tax positions of $24 million to $54 million, excluding interest and penalties.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Debt

The following is a summary of the Company's debt:

(in millions)	Interest Rates	Fiscal Year Maturities	March 31, 2017	April 1, 2016
Short-term debt and current maturities of long-term debt
Euro-denominated commercial paper	(0.1)% - 0.2%(1)	2018	$646	$559
Current maturities of long-term debt	Various	2018	55	79
Current maturities of capitalized lease liabilities	1.1% - 7.2%	2018	37	72
Short-term debt and current maturities of long term debt			$738	$710

Long-term debt, net of current maturities
GBP term loan	0.7%	2017	$—	$71
GBP term loan	1.0% - 1.2%(2)	2019	233	284
USD term loan	1.7% - 2.0%(3)	2021	571	575
AUD term loan	2.9% - 3.0%(4)	2022	76	—
Senior notes	4.5%	2023	453	454
Revolving credit facility(5)	1.4% - 3.3%	2021 - 2022	678	395
Lease credit facility	1.4% - 1.9%	2020 - 2022	60	49
Capitalized lease liabilities	1.1% - 7.2%	2018 - 2022	104	141
Borrowings for assets acquired under long-term financing	1.7% - 4.8%	2018 - 2021	77	51
Mandatorily redeemable preferred stock outstanding	3.5%	2023	61	61
Other borrowings	0.5% -14.0%	2018 - 2023	4	4
Long-term debt			2,317	2,085
Less: current maturities of long-term debt			92	151
Long-term debt, net of current maturities			$2,225	$1,934

(1)	Approximate weighted average interest rate
(2) Three-month LIBOR rate plus 0.65%
(3) At CSC's option, the USD note bears interest at a variable rate equal to the adjusted LIBOR for a one, two, three, or six month interest period, plus a margin between 0.75% and 1.50% based on a pricing grid consistent with the Company's outstanding revolving credit facility or the greater of the prime rate, the federal funds rate plus 0.50%, or the adjusted LIBOR for a one-month interest period plus 1.00%, in each case plus a margin of up to 0.50%, based on a pricing grid consistent with the revolving credit facility.
(4) Variable interest rate equal to the bank bill swap bid rate for a one, two, three or six-month interest period plus 0.95% - 1.45% based on the published credit ratings of CSC.
(5) Classified as short-term if the Company intends to repay within 12 months and as long-term otherwise.

European Commercial Paper Program

During fiscal 2017, CSC increased the maximum size of its existing European Commercial Paper Program ("ECP") from €500 million to €1 billion, or its equivalent in alternative currencies. The maturities of the ECP vary but may not exceed 364 days from the date of issue. The Company's revolving credit facility is available, subject to certain conditions, to repay borrowings under the ECP, if necessary. Borrowings may be issued at a discount, bear fixed or floating interest rates or a coupon calculated by reference to an index or formula.

Senior Notes and Term Loans

As of March 31, 2017, our outstanding debt included senior notes and unsecured term loans. Cash interest on the senior notes is payable semi-annually in arrears. Cash interest on the term loans is payable monthly or quarterly in arrears.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, the Company's notes are redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest. The Company fully and unconditionally guaranteed notes issued by its 100% owned subsidiaries.

Revolving Credit Facility

During fiscal 2017, the Company entered into several amendments to its revolving credit facility agreement which increased commitments to $3.0 billion, extended the maturity dates of certain commitments and terminated the commitment of one lender. Of the total commitments, $70 million will mature during January 2021 and $2.9 billion will mature during January 2022. During fiscal 2017, CSC drew down $920 million on the revolving credit facility and repaid $535 million.

Lease Credit Facility

During fiscal 2016, the Company amended its existing master loan and security agreement (the "Lease Credit Facility") to reduce the aggregate commitment from $250 million to $150 million. The draw-down availability period of the Lease Credit Facility expires November 29, 2017, but may be extended by mutual agreement among the lenders and the Company. Once drawn, the funded amount converts into individual term notes of varying terms up to 60 months, depending upon the nature of the underlying equipment or software being financed.

Capital Lease and Financing Obligations

Capitalized lease liabilities represent obligations due under capital leases for the use of computers and other equipment. The gross amount of assets recorded under capital leases was $738 million with accumulated amortization of $598 million as of March 31, 2017, and $699 million with accumulated amortization of $563 million as of April 1, 2016. The future minimum lease payments required to be made under the capital leases as of March 31, 2017, are as follows:

Fiscal Year	(in millions)
2018	$37
2019	36
2020	23
2021	10
2022	1
Thereafter	—
Total minimum lease payments	107
Less: Amount representing interest and executory costs	(3)
Present value of net minimum lease payments	104
Less: Current maturities of capital lease obligations	(37)
Long-term capitalized lease liabilities	$67

Certain assets were acquired under long-term vendor financing agreements that mature over the next four years. Gross amounts of assets purchased under these borrowings included:

(in millions)	March 31, 2017	April 1, 2016
Property and equipment	$23	$50
Software	$99	$94
Outsourcing contract costs	$44	$44

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities of Long-Term Debt

Expected maturities of long-term debt, including borrowings for asset financing but excluding future minimum capital lease payments, for fiscal years subsequent to March 31, 2017, are as follows:

Fiscal Year	(in millions)
2018	$55
2019	307
2020	65
2021	542
2022	729
Thereafter	515
Total	$2,213

Note 13 - Retirement and Other Post-Retirement Benefit Plans

The Company offers a number of pension and OPEB plans, life insurance benefits, deferred compensation and other benefit plans. Most of CSC's pension plans are not admitting new participants; therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates.

Defined Benefit Plans

The Company has combined its U.S. pension, non-U.S. pension, OPEB and non-U.S. OPEB disclosures as the benefit obligations are not significant and the plans do not use significantly different assumptions, unless otherwise disclosed. After the Separation, the majority of U.S. pension and other benefit plans and nearly all of the plan assets associated with OPEB plans were transferred to CSRA and amended, resulting in a remeasurement. The Company recorded reductions in noncurrent assets of $3 million, current liabilities of $9 million, noncurrent liabilities of $473 million and accumulated other comprehensive income of $51 million. The remeasurement resulted in an actuarial gain of $21 million. See Note 3 - "Divestitures" for a further description of the Separation of NPS.

Eligible employees are enrolled in defined benefit pension plans in their country of domicile. The Contributory defined benefit pension plan in the U.K. represents the largest plan. In addition, healthcare, dental and life insurance benefits are also provided to certain non-U.S. employees. A significant number of employees outside the U.S. are covered by government sponsored programs at no direct cost to the Company other than related payroll taxes.

On December 31, 2015, a defined benefit pension plan in Switzerland was subject to interim remeasurement due to the significant amount of settlement payments from the plan. The interim remeasurement of the plan assets and liabilities resulted in an actuarial gain of $7 million using a discount rate of 0.81%, a decrease from 1.2% in prior fiscal year. As a result of the remeasurement, the plan's Projected Benefit Obligation ("PBO") decreased by $14 million and the funded status was 74%. The weighted-average expected long-term rate of return on plan assets, after remeasurement, was 4.15% which was consistent with fiscal 2016.

On December 31, 2014, a defined benefit pension plan in Switzerland was subject to interim remeasurement due to the significant amount of settlement payments from the plan. The interim remeasurement of the plan assets and liabilities resulted in an aggregate charge of $29 million, comprising actuarial losses of $26 million and a settlement loss of $3 million. A discount rate of 1.20% was used to remeasure the plans; a decrease from 2.10% in the prior fiscal year. As a result of the remeasurement, the plan's PBO decreased by $38 million and the funded status was 78%. The weighted-average expected long-term rate of return on plan assets, after remeasurement, was 3.60% which is consistent with the rate used at the beginning of fiscal 2015.

As additional contractual termination benefits for certain employees are part of the restructuring plans (see Note 19 - "Restructuring Costs"), the Company accrued $1 million, $6 million and $3 million, for fiscal 2017, 2016 and 2015, respectively. These amounts are reflected in the projected benefit obligation and in the net periodic pension cost.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Projected Benefit Obligations

(in millions)	March 31, 2017	April 1, 2016
Projected benefit obligation at beginning of year	$2,879	$3,061
Service cost	23	25
Interest cost	82	92
Plan participants’ contributions	3	4
Amendments	—	(3)
Business/contract acquisitions/divestitures	313	1
Contractual termination benefits	1	6
Settlement/curtailment	(13)	(14)
Actuarial loss (gain)	413	(92)
Benefits paid	(120)	(104)
Foreign currency exchange rate changes	(283)	(95)
Other	(1)	(2)
Projected benefit obligation at end of year	$3,297	$2,879

The following table summarizes the weighted average rates used in the determination of the Company’s benefit obligations:

	March 31, 2017	April 1, 2016
Discount rate	2.5%	3.1%
Rates of increase in compensation levels	2.2%	2.6%

Fair Value of Plan Assets and Funded Status

(in millions)	March 31, 2017	April 1, 2016
Fair value of plan assets at beginning of year	$2,597	$2,828
Actual return on plan assets	483	(49)
Employer contribution	123	21
Plan participants’ contributions	3	4
Benefits paid	(120)	(104)
Business/contract acquisitions/divestitures	199	—
Contractual termination benefits	6	11
Plan settlement	(13)	(14)
Foreign currency exchange rate changes	(279)	(100)
Other	(1)	—
Fair value of plan assets at end of year	$2,998	$2,597

Funded status at end of year	$(299)	$(282)

During fiscal 2017, the Company, along with the Trustee of CSC Computer Sciences Ltd. Main Pension Scheme (“CSC UK Pension”), the Trustee of the Rebus Pension Scheme (“Xchanging UK Pension”), and a financial institution (the "Institution"), entered into a multi-party arrangement whereby the Company’s corporate campus in Aldershot, U.K. (the "Property") was monetized for approximately $85 million in proceeds net of stamp duties paid. The Company concurrently contributed $85 million to the CSC UK Pension and Xchanging UK Pension plans as a special discretionary employer contribution. The transaction was executed by contributing the Property to a property limited partnership and all such LP interests were contributed to a Jersey Unit Trust owned 1% by the Company and 99% by the Institution.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the structured sale transaction, the Company entered into a 15-year master lease arrangement as master tenant, at approximately $4 million rent per year. Under U.S. GAAP, due to the continuing interest of the Company as master tenant, residual profit participation retained by the Company, Xchanging UK Pension and CSC UK Pension, and the Company's ownership of the general partner of the property limited partnership that owns the Property, the structured sale transaction resulted in accounting treatment as a financing transaction. As a consequence, the Property remains accounted for as an asset on the balance sheet of the Company at historical cost basis and accumulated depreciation thereon, with no gain or loss recorded. A corresponding $85 million liability was recorded as other long-term liabilities on the Company's consolidated balance sheet.

Selected Information

(in millions)	March 31, 2017	April 1, 2016
Other assets	$73	$44
Accrued expenses and other current liabilities	(7)	(5)
Non-current pension obligations	(342)	(298)
Other long-term liabilities - OPEB	(23)	(24)
Net amount recorded	$(299)	$(283)

Accumulated benefit obligation	$3,262	$2,835

	Benefit Plans with Projected Benefit Obligation in Excess of Plan Assets		Benefit Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(in millions)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Projected benefit obligation	$996	$693	$938	$668
Accumulated benefit obligation	$963	$658	$913	$640
Fair value of plan assets	$624	$366	$574	$346

Net Periodic Pension Cost

(in millions)	March 31, 2017		April 1, 2016	April 3, 2015
Service cost	$23		$25	$23
Interest cost	82	81	92	118
Expected return on assets	(161)		(179)	(183)
Amortization of transition obligation	1		1	1
Amortization of prior service costs	(17)		(19)	(10)
Contractual termination benefit	1		6	3
Settlement (gain) loss	—		(2)	1
Recognition of actuarial loss (gain)	87		127	278
Net periodic pension expense (income)	$16		$51	$231

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated net transitional obligations of $1 million and prior service credit of $(18) million will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year. The weighted-average rates used to determine net periodic pension cost were:

	March 31, 2017	April 1, 2016	April 3, 2015
Discount or settlement rates	3.1%	3.0%	4.4%
Expected long-term rates of return on assets	6.3%	6.3%	7.1%
Rates of increase in compensation levels	2.6%	2.8%	4.2%

The following is a summary of amounts in accumulated other comprehensive loss, before tax effects:

(in millions)	March 31, 2017	April 1, 2016
Net transition obligation	$—	$1
Prior service cost	(269)	(289)
Accumulated other comprehensive (loss) income	$(269)	$(288)

Estimated Future Benefits Payments

(in millions)
Employer contributions:
2018	$29

Benefit Payments:
2018	$100
2019	$104
2020	$111
2021	$116
2022	$120
2023 and thereafter	$679

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Plan Assets

The tables below set forth the fair value of plan assets by asset category within the fair value hierarchy:

	As of March 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$1	$710	$—	$711
Global equity mutual funds	1	251	—	252
U.S./North American Equity commingled funds	1	39	—	40
Fixed Income:
Non-U.S. Government funds	—	3	—	3
Fixed income commingled funds	1	991	—	992
Fixed income mutual funds	3	—	—	3
Alternatives:
Other Alternatives (1)	3	412	343	758
Hedge Funds(2)	—	1	—	1
Insurance contracts	—	131	5	136
Cash and cash equivalents	94	8	—	102
Totals	$104	$2,546	$348	$2,998

	As of April 1, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Equity:
Global/International Equity commingled funds	$1	$419	$—	$420
Global equity mutual funds	—	230	—	230
U.S./North American Equity commingled funds	1	264	—	265
Fixed Income:
Fixed income commingled funds	1	846	—	847
Alternatives:
Other Alternatives (1)	3	373	165	541
Hedge Funds(2)	—	—	146	146
Insurance contracts	—	135	4	139
Cash equivalents	5	4	—	9
Totals	$11	$2,271	$315	$2,597

(1) Represents real estate and other commingled funds consisting mainly of equities, bonds, or commodities.
(2) Represents investments in diversified fund of hedge funds.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in fair value measurements of level 3 investments for the defined benefit plans were as follows:

(in millions)
Balance as of April 3, 2015	$289
Actual return on plan assets held at the reporting date	6
Purchases, sales and settlements	34
Changes due to exchange rates	(14)
Balance as of April 1, 2016	315
Actual return on plan assets held at the reporting date	60
Purchases, sales and settlements	9
Changes due to exchange rates	(36)
Balance as of March 31, 2017	$348

Domestic and global equity accounts are categorized as Level 1 if the securities trade on national or international exchanges and are valued at their last reported closing price. Equity assets in commingled funds reporting a net asset value are categorized as Level 2 and valued using broker dealer bids or quotes of securities with similar characteristics.

Fixed income accounts are categorized as Level 1 if traded on a publicly quoted exchange or as level 2 if investments in corporate bonds are primarily investment grade bonds, generally priced using model-based pricing methods that use observable market data as inputs. Broker dealer bids or quotes of securities with similar characteristics may also be used.

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

Plan Asset Allocations

Asset Category	March 31, 2017	April 1, 2016
Equity securities	33%	35%
Debt securities	33%	33%
Alternatives	25%	26%
Cash and other	9%	6%
Total	100%	100%

Plan assets are held in a trust that includes commingled funds subject to country specific regulations and invested primarily in commingled funds. The U.K. pension plans, the Company's largest pension plans by assets and projected liabilities, a target allocation by asset class was developed to achieve their long-term objectives. Asset allocations are monitored closely and investment reviews regarding asset strategy are conducted regularly with internal and external advisors.

The Company’s investment goals and risk management strategy for plan assets evaluates a number of factors, including the time horizon of the plans’ obligations. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification in order to minimize risk, yet produces a reasonable amount of return on investment over

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the long term. Sufficient liquidity is maintained to meet benefit obligations as they become due. Third party investment managers are employed to invest assets in both passively-indexed and actively-managed strategies. Equities are primarily invested broadly in domestic and foreign companies across market capitalizations and industries. Fixed income securities are invested broadly, primarily in government treasury, corporate credit, mortgage backed and asset backed investments. Alternative investment allocations are included in selected plans to achieve greater portfolio diversity intended to reduce the overall risk of the plans.

Plan asset risks include longevity, inflation, and other changes in market conditions that could reduce the value of plan assets. Also, a decline in the yield of high quality corporate bonds may adversely affect discount rates resulting in an increase in CSC's pension and other post-retirement obligations. These risks, among others, could cause the plans’ funded status to deteriorate, resulting in an increased reliance on Company contributions. Derivatives are permitted although their current use is limited within traditional funds and broadly allowed within alternative funds. Derivatives are used for inflation risk management and within the liability driven investing strategy. The Company also has investments in insurance contracts to pay plan benefits in certain countries.

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

Retirement Plan Discount Rate

The U.K. discount rate is based on the yield curve approach using the U.K. Aon Hewitt GBP Single Agency AA Corporates-Only Curve. In fiscal 2016, the bond universe was modified to include corporate bonds only.

Defined Contribution Plans

The Company sponsors defined contribution plans for substantially all U.S. employees and certain foreign employees. The plans allow employees to contribute a portion of their earnings in accordance with specified guidelines. Matching contributions are made annually in January to participants employed on December 31 of the prior year and vest in one year. However, if a participant retires from CSC or dies prior to December 31, the participant will be eligible to receive matching contributions approximately 30 days following separation from service. During fiscal 2017, 2016 and 2015, the Company contributed $124 million, $132 million and $177 million, respectively, to its defined contribution plans. At March 31, 2017, plan assets included 4,628,230 shares of the Company’s common stock.

Deferred Compensation Plan

Effective August 14, 1995, the Company adopted the Computer Sciences Corporation Deferred Compensation Plan (the "Plan"). The Plan consists of one plan for the benefit of key executives and non-employee directors. Pursuant to the Plan, certain management and highly compensated employees are eligible to defer all or a portion of their regular salary that exceeds the limitation set forth in Internal Revenue Section 401(a)(17) and all or a portion of their incentive compensation, and non-employee directors are eligible to defer up to 100% of their compensation. The liability, which is included in Other long-term liabilities in the Company's consolidated balance sheets under the Plan, amounted to $67 million as of March 31, 2017 and $74 million as of April 1, 2016. The Company’s expense under the Plan totaled $5 million, $3 million and $2 million, for fiscal 2017, 2016 and 2015, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Stockholders' Equity

Share Repurchase Program

In May 2014, the Company’s Board of Directors approved a share repurchase program authorizing up to $1.5 billion of CSC's outstanding common stock. As a result of the Merger, this program terminated on April 1, 2017. The Company repurchased shares through a combination of open market purchases and ASR arrangements, in compliance with SEC rules, market conditions and applicable federal and state legal requirements. The timing, volume and nature of share repurchases were at the discretion of management. The shares repurchased were retired immediately and included in the category of authorized but unissued shares. The excess of purchase price over par value of the common shares was allocated between additional paid-in capital and retained earnings.

Shares repurchased, under both the open market purchases and the ASR arrangements, are shown below:

Fiscal Year	Number of shares repurchased	Average Price Per Share	Amount (In millions)
2016
Open market purchases	3,587,224	$48.28	$173
ASR (1)	162,908	$0.00	—
Total	3,750,132	$46.18	$173
2015
Open market purchases (2)	7,560,358	$60.71	$459
ASR	4,155,193	$66.69	277
Total	11,715,551	$62.83	$736

(1)	Reflects additional shares received during fiscal 2016 for the fourth quarter ASR arrangement discussed below.

(2)	The Company paid $6 million during the first quarter of fiscal 2015 for shares purchased during the fourth quarter of fiscal 2014 that had not yet settled as of March 28, 2014.

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

The details of the two fiscal 2015 ASR arrangements were as follows:

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

(2)
Consideration includes transaction costs. During the second quarter of fiscal 2016, the Company received an additional 162,908 shares. During the third quarter of fiscal 2016, the Company received a refund of a $100 million prepayment in cash upon settlement of the fourth quarter ASR arrangement that was initially included within equity during fiscal 2015.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock Transactions

In fiscal 2017, 2016 and 2015 the Company accepted 72,231, 48,416 and 121,350 shares of its common stock, respectively, in lieu of cash in connection with the exercise of stock options. In fiscal 2017, 2016 and 2015, the Company accepted 195,201, 716,999 and 330,037 shares of its common stock, respectively, in lieu of cash in connection with the tax withholdings associated with the release of common stock upon vesting of restricted stock and RSUs.

Dividends

	Cash Dividends Declared
(in millions, except per share amounts)	Per Common Share	Total	Unpaid at Fiscal Year End
Fiscal 2017	$0.56	$80	$20
Fiscal 2016*	$2.99	$421	$19
Fiscal 2015	$0.92	$131	$32

* In connection with the Separation (see Note 3 - "Divestitures"), CSC and CSRA each paid concurrent special cash dividends on November 30, 2015 of $2.25 and $8.25 per share, respectively. Payment of each portion of the special dividend was made to holders of common stock on the Record Date who received shares of CSRA common stock in the distribution.

Accumulated Other Comprehensive Income (Loss)

The following table shows the changes in accumulated other comprehensive income (loss), net of taxes:

(in millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 28, 2014	$(6)	$—	$285	$279
Current-period other comprehensive (loss) income	(310)	(2)	57	(255)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(3)	(3)
Balance at April 3, 2015	$(316)	$(2)	$339	$21
Current-period other comprehensive (loss) income	(83)	1	1	(81)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(20)	(20)
Transfer to CSRA	—	—	(31)	(31)
Balance at April 1, 2016	$(399)	$(1)	$289	$(111)
Current-period other comprehensive (loss) income	(59)	21	(2)	(40)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	—	—	(11)	(11)
Balance at March 31, 2017	$(458)	$20	$276	$(162)

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stock Incentive Plans

Employee Incentives

The Company has two stock incentive plans which authorize the issuance of stock options, restricted stock and other share-based incentives to employees upon terms approved by the Compensation Committee of the Board of Directors. The Company’s overall share-based compensation granting practice has not changed significantly since previously reported. The Company issues authorized but previously unissued shares upon the exercise of stock options, the granting of restricted stock awards and the settlement of RSUs. There were no restricted stock awards outstanding during fiscal 2017, 2016, or 2015.

As of March 31, 2017, 13,929,076 shares of CSC common stock were available for the grant of future stock options, restricted stock or other share-based incentives to employees. See Note 23 - "Subsequent Events" for post-Merger status.

The Company recognized share-based compensation expense for fiscal 2017, 2016 and 2015 as follows:

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Total	$75	$46	$68
Total, net of tax	$50	$29	$43

The Company uses the Black-Scholes-Merton model in determining the fair value of stock options granted. In determining the overall risk-free interest rate for fiscal 2017, a range of interest rates from 1.17% to 1.92% was applied depending on the expected life of the grant. The range of volatility used for fiscal 2017 was 29% to 30%.

The weighted average fair values of stock options granted during fiscal 2017, 2016 and 2015 were $13.00, $9.00 and $18.32 per share, respectively. In calculating the compensation expense for its stock incentive plans, the Company used the following weighted average assumptions:

	Fiscal Year
	2017	2016	2015
Risk-free interest rate	1.60%	1.81%	2.07%
Expected volatility	29%	31%	33%
Expected term (in years)	6.09	6.23	6.22
Dividend yield	1.56%	1.39%	1.50%

For the year ended March 31, 2017, the Company realized tax benefits from employee share-based payment awards of $35 million.

As a result of the Separation of NPS in the third quarter fiscal 2016, most stock awards issued by the Company were modified, including acceleration of vesting of certain awards and the issuance of new CSRA awards under the basket method, whereby awards granted prior to fiscal 2016 in CSC equity were converted into two awards: an award in an adjusted CSC equity award and a CSRA equity award. In the case of stock options, the number of options and the exercise price were adjusted for the impact of the Separation. The conversions were structured to generally preserve the intrinsic value of the awards immediately prior to the Separation. There was no incremental stock compensation expense recognized as a result of the modification of the awards.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The Company’s stock options vest one-third annually on each of the first three anniversaries of the grant date. Stock options are generally granted for a term of ten years. Information concerning stock options granted under stock incentive plans was as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of March 28, 2014	9,829,611	$43.30	5.73	$167
Granted	1,331,862	$60.89
Exercised	(4,476,715)	$45.19		$82
Canceled/Forfeited	(1,057,332)	$42.67
Expired	(71,117)	$45.53
Outstanding as of April 3, 2015	5,556,309	$46.08	5.93	$107
Granted	1,052,129	$30.70
Issued due to Separation modification	1,614,465	$28.40
Exercised	(2,372,109)	$19.27		$46
Canceled/Forfeited	(434,578)	$28.59
Expired	(49,595)	$20.87
Outstanding as of April 1, 2016	5,366,621	$24.83	7.06	$51
Granted	2,450,976	$50.91
Exercised	(2,544,955)	$21.84		$73
Canceled/Forfeited	(448,505)	$36.94
Expired	(56,741)	$14.36
Outstanding as of March 31, 2017	4,767,396	$38.70	8.01	$145
Vested and expected to vest in the future as of March 31, 2017	4,496,499	$38.14	7.94	$139
Exercisable as of March 31, 2017	1,249,801	$24.34	5.67	$56

	As of March 31, 2017
	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$10.35 - $29.70	1,024,551	$22.44	5.12	886,308	$21.66
$30.31 - $48.61	1,496,474	$31.26	8.12	360,258	$30.72
$49.24 - 61.75	2,246,371	$51.07	9.25	3,235	$49.24
	4,767,396			1,249,801

The total fair value of stock options vested during fiscal 2017, 2016 and 2015 was $8 million, $13 million and $9 million, respectively. The cash received from stock options exercised during fiscal 2017, 2016 and 2015 was $54 million, $82 million and $196 million, respectively.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017, there was $28 million of unrecognized compensation expense related to unvested stock options, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 2.07 years.

Restricted Stock Units

RSUs consist of equity awards with the right to receive one share of common stock of the Company granted at a price of $0. RSUs generally vest over periods of three to five years. Upon the settlement date, RSUs are settled in shares of CSC common stock and dividend equivalents. If the employee’s status as a full-time employee is terminated prior to the vesting of the RSU grant in full, then the RSU grant is automatically canceled on the termination date and any unvested shares and dividend equivalents are forfeited.

Certain executives were awarded service-based RSUs for which the shares are redeemable over the ten anniversaries following the executive's separation from service as a full-time employee, provided the executive complies with certain non-competition covenants during the ten-year period following the executive's separation of service. For certain executives who joined the company in fiscal 2013 and thereafter, the awards vest at age 62, or 50% of the award vests at age 55 with 5 years' service with an additional 10% vesting each additional year of service up to 10 years of service. Prior to fiscal 2013, awards vested at age 65 or age 55 with 10 years of service.

The Company also grants PSUs, which generally vest over a period of three years. The number of PSUs that ultimately vest is dependent upon the Company’s achievement of certain specified financial performance criteria over a three-year period. If the specified performance criteria are met, awards are settled for shares of CSC common stock and dividend equivalents upon the filing with the SEC of the Annual Report on Form 10-K for the last fiscal year of the performance period. PSU awards include the potential for accelerated vesting of 25% of the shares granted after the first and second fiscal years if certain of the Company's performance targets are met early. Compensation expense during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. The Company met its performance targets in fiscal 2016 as such, shares were settled in the first quarter of fiscal 2017. In the table below, such awards are reflected at the number of shares originally granted.

Information concerning RSUs (including PSUs) granted under the stock incentive plans, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 28, 2014	3,187,741	$41.34
Granted	1,000,150	$60.91
Settled	(829,861)	$40.81
Canceled/Forfeited	(778,355)	$42.62
Outstanding as of April 3, 2015	2,579,675	$48.70
Granted	3,234,197	$27.97
Issued due to Separation modification	419,160	$29.95
Settled	(1,783,664)	$28.87
Canceled/Forfeited	(851,369)	$40.97
Outstanding as of April 1, 2016	3,597,999	$29.25
Granted	1,150,185	$47.70
Settled	(602,467)	$27.29
Canceled/Forfeited	(434,732)	$32.86
Outstanding as of March 31, 2017	3,710,985	$34.86

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017, there was $58 million of unrecognized compensation expense related to unvested RSUs, net of expected forfeitures. The cost is expected to be recognized over a weighted-average period of 1.80 years.

Non-employee Director Incentives

The Company has one stock incentive plan which authorizes the issuance of stock options, restricted stock and other share-based incentives to non-employee directors upon terms approved by the Company’s Board of Directors. As of March 31, 2017, 593,136 shares of CSC common stock remained available for the grant of future RSUs or other share-based incentives to nonemployee directors.

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

Information concerning RSUs granted to non-employee directors was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 28, 2014	184,146	$42.07
Granted	22,100	$59.63
Settled	(62,260)	$44.10
Canceled/Forfeited	—	$—
Outstanding as of April 3, 2015	143,986	$30.02
Granted	65,188	$31.75
Settled	(107,878)	$33.11
Canceled/Forfeited	(12,250)	$33.96
Outstanding as of April 1, 2016	89,046	$27.00
Granted	33,600	$47.35
Settled	(32,080)	$28.58
Canceled/Forfeited	(4,800)	$30.31
Outstanding as of March 31, 2017	85,766	$34.19

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Cash Flows

Cash payments for interest on indebtedness and income taxes and other select non-cash activities are as follows:

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Cash paid for:
Interest	$103	$124	$144
Taxes on income, net of refunds	$63	$65	$146

Non-cash activities:
Investing:
Capital expenditures in accounts payable and accrued expenses	$43	$42	$39
Capital expenditures through capital lease obligations	$52	$47	$24
Assets acquired under long-term financing	$87	$1	$64
Financing:
Dividends declared but not yet paid	$20	$19	$32

Note 17 - Other (Income) Expense, Net

The following table summarizes components of other (income) expense, net:

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Foreign currency (gain) loss	$(8)	$(1)	$11
Other gain	(2)	(8)	(1)
Totals	$(10)	$(9)	$10

Foreign currency (gain) loss results from the movement of foreign currency exchange rates on the Company’s foreign currency denominated assets and liabilities, related hedges including options to manage its exposure to economic risk and the cost of the Company’s hedging program. Other gain during fiscal 2016 primarily included a $6 million gain on sale of certain assets.

Note 18 - Segment and Geographic Information

CSC's reportable segments are Global Business Services and Global Infrastructure Services. These reportable segments are organized by the types of services they provide. When determining the reportable segments, the Company aggregated operating segments based on their similar operating characteristics. Geographically, CSC has significant operations throughout North America, Europe, Asia and Australia. Due to the Separation, on November 27, 2015, North American Public Sector is no longer included as a reportable segment and its results have been reclassified to discontinued operations, net of taxes, for fiscal 2016 and 2015.

Global Business Services

GBS provides innovative technology solutions including digital applications and applications services and software, which address key business challenges within the customer’s industry. GBS strives to help clients understand and take advantage of industry trends of IT modernization and virtualization of the IT portfolio (hardware, software, networking, storage and computing assets). GBS has three primary focus areas: industry aligned next-generation software and solutions; digital applications, our consulting and applications business and big data services. Industry aligned next-generation software and solutions is centered on the insurance, banking, healthcare and life sciences industries, as well as manufacturing and other diversified industries. Activities are primarily related to vertical alignment of software solutions

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and process-based intellectual property that power mission-critical transaction engines, in addition to the provision of tailored business process services. The digital applications business helps organizations innovate, transform and create sustainable competitive advantage through a combination of industry, business process, technology, systems integration and change management expertise, while optimizing and modernizing clients' business and technical environments, enabling clients to capitalize on emerging services such as cloud and mobility as well as big data within new commercial models including "as a Service." Key competitive differentiators for GBS include its global scale, solution objectivity, depth of industry expertise, strong partnerships, vendor and product independence and end-to-end solutions and capabilities. Changing business issues such as globalization, fast-developing economies, government regulation and growing concerns around risk, security and compliance drive demand for these GBS offerings.

Global Infrastructure Services

GIS provides managed and virtual desktop solutions, unified communications and collaboration services, data center management, cyber security, compute and managed storage solutions to commercial clients globally. GIS also delivers CSC's next-generation cloud offerings, including Infrastructure as a Service, private cloud solutions and Storage as a Service. GIS provides a portfolio of standard offerings that have predictable outcomes and measurable results while reducing business risk and operational costs for clients. To provide clients with differentiated offerings, GIS maintains a select number of key alliance partners to make investments in developing unique offerings and go-to-market strategies. This collaboration helps CSC determine the best technology, road map and opportunities to differentiate solutions, expand market reach, augment capabilities and jointly deliver impactful solutions.

The following table summarizes operating results regularly provided to the chief operating decision maker by reportable segment and a reconciliation to the consolidated financial statements:

(in millions)	GBS	GIS	Corporate	Total
Fiscal Year Ended March 31, 2017
Revenues	$4,173	$3,434	$—	$7,607
Consolidated segment operating income (loss)	$305	$107	$(55)	$357
Depreciation and amortization	$154	$429	$64	$647

Fiscal Year Ended April 1, 2016
Revenues	$3,637	$3,469	$—	$7,106
Consolidated segment operating income (loss)	$381	$216	$(82)	$515
Depreciation and amortization	$124	$491	$43	$658

Fiscal Year Ended April 3, 2015
Revenues	$4,036	$4,081	$—	$8,117
Consolidated segment operating income (loss)	$405	$162	$(108)	$459
Depreciation and amortization	$149	$673	$18	$840

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of reportable segments (loss) profit to consolidated (loss) income from continuing operations before taxes is as follows:

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Consolidated segment operating income	$357	$515	$459
Corporate G&A	(372)	(216)	(230)
Pension and OPEB actuarial and settlement losses	(87)	(99)	(584)
SEC settlement related charges and other (1)	—	—	(200)
Separation costs	—	(19)	—
Interest expense	(117)	(123)	(126)
Interest income	35	38	20
Debt extinguishment costs	—	(95)	—
Other income (expense), net	10	9	(10)
(Loss) income from continuing operations, before taxes	$(174)	$10	$(671)

(1) This item primarily relates to the SEC investigation settlement (see Note 22 - "Settlement of SEC Investigation").

Revenues by country are based on the location of the selling business unit. Property and equipment, total assets and capital expenditures for property and equipment information is based on the physical location of the asset. Geographic revenues, property and equipment, total assets and capital expenditures were as follows:

	Fiscal Year Ended March 31, 2017
(in millions)	United States	United Kingdom	Australia	Other Europe	Other International	Total
Revenues	$2,986	$1,482	$921	$1,594	$624	$7,607
Property and Equipment, net	$389	$235	$58	$134	$87	$903
Total Assets	$4,925	$1,019	$978	$358	$1,383	$8,663
Capital Expenditures	$127	$69	$14	$43	$39	$292

	Fiscal Year Ended April 1, 2016
	United States	United Kingdom	Australia	Other Europe	Other International	Total
Revenues	$3,057	$1,570	$483	$1,474	$522	$7,106
Property and Equipment, net	$466	$244	$63	$157	$95	$1,025
Total Assets	$3,330	$1,053	$703	$1,580	$1,070	$7,736
Capital Expenditures	$249	$66	$17	$48	$32	$412

	Fiscal Year Ended April 3, 2015
	United States	United Kingdom	Australia	Other Europe	Other International	Total
Revenues	$3,268	$1,721	$608	$1,928	$592	$8,117
Property and Equipment, net	$505	$257	$54	$176	$118	$1,110
Total Assets	$5,979	$1,621	$368	$1,197	$1,056	$10,221
Capital Expenditures	$225	$58	$19	$73	$31	$406

No single customer exceeded 10% of the Company’s revenues during fiscal 2017, fiscal 2016 or fiscal 2015.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Restructuring Costs

The Company recorded restructuring costs, net of reversals, of $238 million, $23 million and $256 million for fiscal 2017, 2016 and 2015, respectively. The costs recorded during fiscal 2017 were largely the result of implementing the Fiscal 2017 Plan, as described below.

The composition of restructuring costs and liabilities by financial statement line items is as follows:

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
Costs of services	$219	$7	$248
Selling, general and administrative	19	16	8
Total	$238	$23	$256

	As of
(in millions)	March 31, 2017	April 1, 2016
Accrued expenses and other current liabilities	$171	$84
Other long-term liabilities	6	5
Total	$177	$89

Summary of Restructuring Plans

All of the Company's restructuring plans were initiated across its business segments. In May 2016, the Company initiated the Fiscal 2017 Plan in certain areas of the business to realign its cost structure and resources to take advantage of operational efficiencies following recent acquisitions. During the fourth quarter of Fiscal 2017, the Company initiated a restructuring plan to strengthen the Company's competitiveness and to optimize certain workforce by increasing work performed in low-cost locations. The objectives of the Fiscal 2016 Plan initiated during September 2015 were to optimize utilization of facilities and rightsize overhead organizations as a result of the Separation. In June 2014, the Fiscal 2015 Plan was established to optimize the workforce in high cost markets, particularly in Europe, address the Company's labor pyramid and right shore its labor mix.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring activities, summarized by plan year, were as follows:

	Restructuring Liability as of April 1, 2016	Costs Expensed	Costs Reversed	Costs not affecting restructuring liability(1)	Cash Paid	Foreign Currency Translation Adjustments	Restructuring Liability as of March 31, 2017
Fiscal 2017 Plans
Workforce Reductions	$—	$239	$—	$(6)	$(79)	$1	$155
Facilities Costs	—	9	—	—	(3)	—	6
Total	$—	$248	$—	$(6)	$(82)	$1	$161

Fiscal 2016 Plan
Workforce Reductions	$29	$—	$(3)	$—	$(17)	$(1)	$8
Facilities Costs	30	—	(4)	—	(20)	(1)	5
Total	$59	$—	$(7)	$—	$(37)	$(2)	$13

Fiscal 2015 Plan
Workforce Reductions	$29	$—	$(3)	$—	$(22)	$(1)	$3
Facilities Costs	—	—	—	—	—	—	—
Total	$29	$—	$(3)	$—	$(22)	$(1)	$3

(1) Pension benefit augmentations recorded as a pension liability

	Restructuring Liability as of April 3, 2015	Costs Expensed	Costs Reversed	Cash Paid	Foreign Currency Translation Adjustments	Restructuring Liability as of April 1, 2016
Fiscal 2016 Plan
Workforce Reductions	$—	$29	$—	$(6)	$6	$29
Facilities Costs	—	37	—	(9)	2	30
Total	$—	$66	$—	$(15)	$8	$59

Fiscal 2015 Plan
Workforce Reductions	$230	$—	$(42)	$(152)	$(7)	$29
Facilities Costs	1	—	—	—	(1)	—
Total	$231	$—	$(42)	$(152)	$(8)	$29

Restructuring Expense by Segment

The restructuring costs, net of adjustments by segment are shown in the table below:

	Fiscal Years Ended
(in millions)	March 31, 2017	April 1, 2016	April 3, 2015
GBS	$110	$20	$137
GIS	128	3	114
Corporate	—	—	5
Total	$238	$23	$256

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Consolidated Variable Interest Entities

During fiscal 2017, CSC, along with the CSC UK Pension, Xchanging UK Pension and the Institution entered into a multi-party arrangement whereby the Company’s corporate campus in Aldershot, U.K. interest was contributed to a property limited partnership, Royal Pavilion LP (the "Partnership"), the general partner of which is owned by the Company. All the limited partnership interests in the the Partnership were in turn contributed to a Jersey Unit Trust, Royal Pavilion Limited Trust, which units are owned 1% by the Company and 99% by the Institution. For further information on the transaction, see Note 13 - "Retirement and Other Post-Retirement Benefit Plans".

During fiscal 2016, CSC entered into a partnership with HCL Technologies Ltd. structured as two private limited companies, incorporated in the United Kingdom: CeleritiFinTech Limited and CeleritiFinTech Services Limited. The subsidiaries were formed to operate and further invest in and expand banking products with the combined objective to promote and generate revenues from banking and other customers. CSC holds a 49% membership interest in CeleritiFinTech Limited and a 51% membership interest in CeleritiFinTech Services Limited.

As of March 31, 2017 and April 1, 2016, the assets and liabilities attributable to these entities were not material to the Company's consolidated balance sheets. As of March 31, 2017 and April 1, 2016, no assets were pledged by the Company as collateral and there was no additional exposure to the Company for loss due to its involvement with these entities.

The Company determined that it is the primary beneficiary of these entities and, as such, follows accounting treatment for variable interest entities that properly meet the criteria for consolidation.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only through payment of penalties. Lease payments are typically based upon the period of the lease but may include payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms. Most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $146 million, $152 million and $139 million, for the fiscal years ended March 31, 2017, April 1, 2016 and April 3, 2015, respectively.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 31, 2017, were as follows:

Fiscal year
(in millions)	Real Estate	Equipment
2018	$107	$17
2019	86	11
2020	59	5
2021	37	2
2022	25	—
Thereafter	97	—
Minimum fixed rentals	411	35
Less: Sublease rental income	(12)	—
Totals	$399	$35

The Company signed long-term purchase agreements with certain software, hardware, telecommunication and other service providers to obtain favorable pricing and terms for services and products that are necessary for the operations of business activities. Under the terms of these agreements, the Company is contractually committed to purchase specified minimums over periods ranging from one to six years. If the Company does not meet the specified minimums, the Company would have an obligation to pay the service provider all, or a portion, of the shortfall. Minimum purchase commitments as of March 31, 2017 were as follows:

Fiscal year	Minimum Purchase Commitment
(in millions)
2018	$407
2019	383
2020	348
Thereafter	731
Total	$1,869

In the normal course of business, the Company may provide certain clients with financial performance guarantees, which are at times backed by stand-by letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also uses stand-by letters of credit, in lieu of cash, to support various risk management insurance policies. These letters of credit represent a contingent liability and the Company would only be liable if it defaults on its payment obligations on these policies.

The following table summarizes the expiration of the Company’s financial guarantees and stand-by letters of credit outstanding as of March 31, 2017:

(in millions)	Fiscal 2018	Fiscal 2019	Fiscal 2020 and Thereafter	Totals
Surety bonds	$17	$—	$—	$17
Letters of credit	4	3	33	40
Stand-by letters of credit	6	8	17	31
Totals	$27	$11	$50	$88

The Company generally indemnifies licensees of its proprietary software products against claims brought by third parties alleging infringement of their intellectual property rights (including rights in patents (with or without geographic limitations), copyrights, trademarks and trade secrets). CSC’s indemnification of its licensees relates to costs arising from court awards, negotiated settlements and the related legal and internal costs of those licensees. The Company maintains the right, at its own cost, to modify or replace software in order to eliminate any infringement. Historically, CSC has not incurred any significant costs related to licensee software indemnification.

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

Vincent Forcier v. Computer Sciences Corporation and The City of New York

On October 27, 2014, the United States District Court for the Southern District of New York unsealed a qui tam complaint that had been filed under seal over two years prior in a case entitled United States of America and State of New York ex rel. Vincent Forcier v. Computer Sciences Corporation and The City of New York, Case No. 1:12-cv-01750-DAB. The original complaint was brought by Vincent Forcier, a former employee of Computer Sciences Corporation, as a private party qui tam relator on behalf of the United States and the State of New York. The relator’s amended complaint, dated November 15, 2012, which remained under seal until October 27, 2014, alleged civil violations of the federal False Claims Act, 31 U.S.C. § 3729 et seq., and New York State’s False Claims Act, NY. Finance L, Art. 13, § 187 et seq., arising out of certain coding methods employed with respect to claims submitted by the Company to Medicaid for reimbursements as fiscal agent on behalf of its client, New York City’s Early Intervention Program ("EIP"). EIP is a federal program promulgated by the Individuals with Disabilities in Education Act, 20 U.S.C. § 1401 et seq., that provides early intervention services for infants and toddlers who have, or are likely to have, developmental delays.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CSC v. Eric Pulier

On May 12, 2015, the Company and its wholly owned subsidiary, ServiceMesh Inc. ("SMI"), filed a civil complaint in the Court of Chancery of the State of Delaware against Eric Pulier, a former employee of SMI and the Company (C.A. No. 11011-VCP).

The Company acquired SMI on November 15, 2013. The purchase consideration included a cash payment at closing, as well as additional contingent consideration based on a contractually defined multiple of SMI’s revenues during a specified period ending January 31, 2014 (the "Earnout Payment"), all as set forth in the purchase agreement governing the acquisition. Before the acquisition, Mr. Pulier was the chief executive officer, chairman and one of the largest equity holders of SMI. Following the acquisition, Mr. Pulier became employed by the Company, at which time he executed a retention agreement pursuant to which he received a grant of restricted stock units of the Company and agreed to be bound by the Company’s rules and policies, including the Company’s Code of Business Conduct.

In March 2015, the Company became aware of, and began its own investigation into the circumstances surrounding, the arrests of two former employees of the Commonwealth Bank of Australia Ltd. ("CBA") in connection with payments allegedly received by them, either directly or indirectly, from Mr. Pulier. SMI and CBA had entered into several contracts with each other, including contracts that contributed to the Earnout Payment. In April 2015, the Company was contacted by the Australian Federal Police regarding the alleged payments. Mr. Pulier resigned from the Company on April 22, 2015. The Company is cooperating with and assisting the Australian and U.S. authorities in their investigations of the conduct of various individuals involved in SMI transactions during the earnout period.

The Company’s and SMI’s original complaint against Mr. Pulier asserted claims for (i) breach of the purchase agreement, (ii) breach of the implied covenant of good faith and fair dealing in the purchase agreement, (iii) fraud, (iv) fraud by

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

omission, (v) breach of his retention agreement, (vi) breach of the implied covenant of good faith and fair dealing in his retention agreement and (vii) breach of fiduciary duty.

Mr. Pulier filed a motion to dismiss the complaint on May 28, 2015, and an opening brief in support of such motion on July 7, 2015.

The Company and SMI filed a First Amended Complaint on August 6, 2015, adding as defendants TechAdvisors, LLC ("TechAdvisors"), an entity controlled by Mr. Pulier, and Shareholder Representative Services LLC ("SRS"). In addition to the claims asserted against Mr. Pulier, the First Amended Complaint asserted claims against TechAdvisors for (i) breach of the purchase agreement, (ii) breach of the implied covenant of good faith and fair dealing in the purchase agreement and (iii) fraud. The amended complaint added claims against SRS in its capacity as attorney-in-fact and representative of Mr. Pulier and TechAdvisors for breach of their indemnification obligations in the purchase agreement.

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

The Company filed a motion to dismiss Mr. Pulier’s Amended Counterclaim on September 29, 2016, and a brief in support of its motion to dismiss on October 14, 2016. Also on October 14, 2016, the Company filed a motion for partial summary judgment and a brief in support thereof. The motion for partial summary judgment sought an order requiring SRS to release from escrow funds in the amount of $0.8 million, an amount equal to the legal and investigative costs incurred by

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company in investigating and responding to claims by a former employee and equity holder of SMI, plus pre- and post-judgment interest. The Court held a hearing on the Company’s motion to dismiss and motion for partial summary judgment on December 16, 2016.

On February 20, 2017, the Company, SRS, and the former equityholders of ServiceMesh who remain named defendants or real parties in interest in the litigation entered into a partial settlement agreement regarding the issues raised in the Company’s motion for partial summary judgment. Under the partial settlement agreement, CSC received a payment of $54,111 from the funds remaining in escrow, in addition to an earlier release of $165,836 of those funds in mid-November 2016.

On March 17, 2017, the Court held a teleconference hearing in which it issued its oral ruling on the Company’s motion to dismiss Mr. Pulier’s Amended Counterclaim. On March 31, 2017, the Court entered an Order granting in part and denying in part the Company’s motion to dismiss. The Court dismissed in part Pulier’s counterclaims for breach of the purchase agreement, fraud and negligent misrepresentation, and breach of the Company’s 2011 Omnibus Incentive Plan Service Based Restricted Stock Unit Award Agreement. The Court also dismissed entirely Pulier’s counterclaims for breach of the implied covenant of good faith and fair dealing in the purchase agreement, rescission of the purchase agreement, and violation of California’s “Blue Sky” corporate securities law. The Court allowed Pulier’s counterclaim for breach of his retention agreement to remain in its entirety.

On April 28, 2017, Mr. Pulier filed a motion for leave to file a Second Amended and Verified Counterclaim.

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

On July 7, 2016, Mr. Pulier requested advancement from CSC Agility Platform, Inc., as the successor to SMI, for his attorneys’ fees and expenses incurred in connection with criminal and regulatory investigations and prosecutions. CSC Agility Platform, Inc. requested additional information from Mr. Pulier relating to that demand. On February 2, 2017, Mr. Pulier filed a complaint against CSC Agility Platform, Inc. seeking advancement for these fees and expenses. On March 3, 2017, CSC Agility Platform, Inc. filed its answer to the complaint for advancement and a counterclaim alleging that, in breach of the purchase agreement, Mr. Pulier had not made commercially reasonable efforts to obtain insurance coverage for his fees and expenses incurred in connection with the investigations and prosecutions. On March 30, 2017, Mr. Pulier filed a motion for judgment on the pleadings.

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

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Strauch et al. Fair Labor Standards Act Class Action

On July 1, 2014, plaintiffs filed Strauch and Colby v. Computer Sciences Corporation in the U.S. District Court for the District of Connecticut, a putative nationwide class action alleging that CSC violated provisions of the Fair Labor Standards Act ("FLSA") with respect to system administrators who worked for CSC at any time from June 1, 2011, to the present. Plaintiffs claim that CSC improperly classified its system administrators as exempt from the FLSA and that CSC therefore owes them overtime wages and associated relief available under the FLSA and various statutes, including the Connecticut Minimum Wage Act, the California Unfair Competition Law, California Labor Code, California Wage Order No. 4-2001 and the California Private Attorneys General Act. The relief sought by plaintiffs includes unpaid overtime compensation, liquidated damages, pre- and post-judgment interest, damages in the amount of twice the unpaid overtime wages due and civil penalties.

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

Plaintiffs filed an amended complaint to add additional plaintiffs and allege violations under Missouri and North Carolina wage and hour laws. We do not believe these additional claims differ materially from those in the original complaint. On June 3, 2016, Plaintiffs filed a motion for Rule 23 class certification of California, Connecticut and North Carolina state-law classes. The Company filed its opposition to the motion on July 15, 2016, Plaintiffs filed their reply on August 12, 2016, and oral arguments on the motion were held May 10, 2017.

Kemper Corporate Services, Inc. v. Computer Sciences Corporation

On October 19, 2015, Kemper Corporate Services, Inc. (“Kemper”) filed a demand for arbitration against the Company with the American Arbitration Association (“AAA”). Kemper claims that CSC breached the terms of a Master Software License and Services Agreement dated January 2, 2009 and related Work Orders (the “Agreement”) by failing to make a Java version of certain software generally available to the Company’s licensees by a contractual deadline. Kemper also seeks a rescission of the Agreement based on the alleged failure of the Company to make a Java version of the software generally available to Kemper and other licensees of the Company. The relief sought by Kemper consists of damages claimed to be in the amount of approximately $100,000,000. The Company answered the demand for arbitration denying Kemper’s claims and asserting a counterclaim for approximately $8,000,000 in unpaid invoices for services rendered by the Company.

The Company’s position is that its obligation to meet the original contract deadline for making the Java version generally available was relieved by Kemper’s significant expansion of the original scope of the project, which caused delay in the completion of the project. The Company’s position is also that Kemper’s mismanagement of its responsibilities in the joint undertaking created delay in the project, relieving the Company of any obligation to meet the original contract deadline. Further, the Company’s position is that Kemper agreed to extend the original completion deadline, and subsequently agreed to eliminate the completion deadline altogether. In any event, the Company’s position is that it completed the Java

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

version of the software and delivered it for use by Kemper and made that software generally available to other licensees of the Company.

During the period from April 13, 2017 through April 26, 2017, the AAA conducted an evidentiary hearing on the merits of the claims and counterclaims in the case before a single arbitrator in Dallas, Texas. Post-hearing briefs are scheduled to be filed on June 9, 2017, and response briefs are scheduled to be filed on June 30, 2017. Closing arguments are scheduled to be held on August 28, 2017, with the parties to submit proposed reasoned awards on September 18, 2017. An interim award is scheduled to be issued by October 9, 2017. Depending on the contents of the interim award, the arbitrator may then consider requests for attorneys’ fees and expenses.

The Company believes that Kemper’s claims are without merit and intends to continue to vigorously defend itself.

Voluntary Disclosure of Certain Possible Sanctions Law Violations

On February 2, 2017, the Company submitted an initial notification of voluntary disclosure regarding certain possible violations of U.S. sanctions laws to the U.S. Department of Treasury, Office of Foreign Assets Control ("OFAC") pertaining to insurance premium data and claims data processed by two partially-owned joint ventures of Xchanging, which the Company acquired during the first quarter of fiscal 2017. A copy of the disclosure was also provided to Her Majesty’s Treasury Office of Financial Sanctions Implementation in the U.K. The Company’s related internal investigation is continuing and the Company has undertaken to provide a full report of its findings to OFAC when completed. Further, the Company has committed to cooperate with OFAC.

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

Note 22 - Settlement of SEC Investigation

During the first quarter of fiscal 2016, the previously disclosed agreed-upon settlement with the SEC was formally approved by the SEC. The settlement became effective on June 5, 2015 and the Company paid a penalty of $190 million on June 11, 2015. As part of the settlement, the Company also agreed to implement a review of its compliance policies through an independent compliance consultant and to cease and desist from further violations of the anti-fraud, reporting and books-and-records provisions of the U.S. securities laws. As part of the settlement, the Company neither admitted nor denied the SEC’s allegations concerning such matters. Further, as part of the settlement, on June 5, 2015, the Company filed its Form 10-K/A in respect of its fiscal year ended March 28, 2014 in order to restate its financial statements for fiscal 2012 and its summary financial results for fiscal 2011 and 2010 reflected in the five-year financial data table, all as previously set forth in the Company’s originally filed Form 10-K for its 2014 fiscal year. The restatement had no impact on the Company’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss), statements of cash flows and statements of changes in equity for fiscal 2013 or fiscal 2014 or on its financial statements for fiscal 2015. The independent compliance consultant completed its review of the Company's compliance policies and submitted its report to the SEC on October 2, 2015. The Company has completed implementation of the consultant's recommendations.

COMPUTER SCIENCES CORPORATION - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Subsequent Events

Merger with HPES

As previously disclosed, effective April 1, 2017, CSC became a wholly owned subsidiary of DXC, an independent public company formed in connection with the spin-off of HPES. DXC common stock began regular-way trading under the symbol “DXC” on the New York Stock Exchange on April 3, 2017.

CSC completed its combination with HPES for purchase consideration of approximately $10 billion. CSC stockholders received one share of DXC common stock for every one share of CSC common stock held immediately prior to the Merger. DXC issued a total of 141,298,797 shares of DXC common stock to CSC stockholders, representing approximately 49.9% of the outstanding shares of DXC common stock immediately following the Merger. As a result of the Merger, the borrowing capacity under the revolving credit facility increased $740 million to a total borrowing capacity of $3.7 billion.

As a result of the Merger, each outstanding Company stock option, stock appreciation right, RSU (including dividend equivalents) and PSU held by the Company’s employees and non-employee directors were converted into an equivalent award of DXC.

Beginning with DXC's Quarterly Report on Form 10-Q for the quarter ending June 30, 2017, DXC will report on a consolidated basis representing the combined operations of CSC and HPES and their respective subsidiaries. Because CSC was deemed the accounting acquirer in this combination under U.S. GAAP, the historical financial statements of CSC will be reflected in DXC's future quarterly and annual reports. Due to the close proximity in timing of the Merger and CSC's filing of this Annual Report on Form 10-K for the fiscal year ended March 31, 2017, the valuation report is not yet available, and the initial accounting for the business combination is incomplete; therefore, the Company is unable to disclose certain information required by ASC 805 "Business Combinations." The Company plans to provide preliminary purchase price allocation information in DXC's Quarterly Report on Form 10-Q for the quarter ending June 30, 2017.

COMPUTER SCIENCES CORPORATION

ITEM 8. Supplementary Data

All financial statement schedules have been omitted since they are either not required, not applicable, or the required information is shown in the consolidated financial statements or related notes.

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2017
(in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,930	$1,871	$1,917	$1,889
Costs of services (excludes depreciation and amortization and restructuring costs)	1,421	1,363	1,347	1,414
Gross profit	$509	$508	$570	$475
Restructuring costs	$57	$25	$3	$153
(Loss) income from continuing operations before taxes	$(36)	$(1)	$50	$(187)
(Loss) income from continuing operations, net of taxes	$(20)	$21	$37	$(138)
Net (loss) income attributable to CSC common shareholders	$(21)	$15	$31	$(148)

(Loss) earnings per common share(1)
Basic	$(0.15)	$0.11	$0.22	$(1.05)
Diluted	$(0.15)	$0.10	$0.21	$(1.05)

Cash dividend per common share	$0.14	$0.14	$0.14	$0.14

	Fiscal 2016
(in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,804	$1,745	$1,750	$1,807
Costs of services (excludes depreciation and amortization and restructuring costs)	1,272	1,237	1,216	1,460
Gross profit	$532	$508	$534	$347
Restructuring costs	$—	$5	$7	$11
Debt extinguishment costs(2)	$—	$—	$—	$95
Income (loss) from continuing operations before taxes	$72	$47	$78	$(187)
Income (loss) from continuing operations, net of taxes (3)	$65	$93	$22	$(108)
Income (loss) from discontinued operations, net of taxes	$102	$84	$30	$(25)
Net income (loss) attributable to CSC common shareholders (3)	$163	$171	$50	$(133)

Earnings per common share(1)
Basic
EPS from continuing operations (3)	$0.47	$0.68	$0.16	$(0.78)
EPS from discontinued operations	$0.71	$0.56	$0.20	$(0.18)
Diluted
EPS from continuing operations (3)	$0.46	$0.66	$0.15	$(0.78)
EPS from discontinued operations	$0.69	$0.55	$0.20	$(0.18)

Cash dividend per common share	$0.23	$0.23	$2.39	$0.14

(1)
Quarterly EPS amounts may not total to the full-year EPS. EPS is calculated based on weighted average shares outstanding for the period. Quarterly weighted average shares may not equal the full-year weighted average shares for the fiscal year.

(2)	Fiscal 2016 debt extinguishment costs related to CSC's redemption of all outstanding 6.50% term notes due March 2018 (see Note 12 - "Debt" of the Notes to the consolidated financial statements).

(3)	Quarterly amounts for fiscal 2016 have been retrospectively adjusted resulting from the adoption of ASU 2016-09.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report to ensure that information required to be disclosed by us in the SEC reports (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that CSC's disclosure controls and procedures were effective as of the end of the period covered by this report and that our consolidated financial statements for the periods covered by and included in this Annual Report are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and receipts and expenditures are being made only in accordance with authorization of management and the directors of CSC; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria and framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2017.

We excluded from our assessment the internal control over financial reporting at Xchanging fully acquired on May 5, 2016 whose financial statements constitute 17% of total assets and 6% of revenues of our consolidated financial statements as of March 31, 2017.

The effectiveness of CSC's internal control over financial reporting as of March 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 121 of this Annual Report.

Remediation of Prior Material Weakness

As previously disclosed in Item 9A of our Annual Report for the year ended April 1, 2016 and Item 4 of our fiscal 2017 Form 10-Qs, management identified a material weakness in internal controls over financial reporting related to accounting for income taxes and concluded that its internal control over financial reporting was ineffective over the accounting, presentation and disclosure for income taxes, including the income tax provision and related tax assets and liabilities. In particular:

•	Tax analyses were prepared late in the closing process, in part due to changes in information flows related to the implementation of our new financial system; and

•	Turnover late in the year in the tax function resulted in ineffective reviews which did not detect certain errors.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During fiscal 2017 in response to the material weakness identified, management developed and implemented a remediation plan to address the underlying causes of the material weakness, which was subject to senior management review and Audit Committee oversight. The remediation plan included:

•	People - new directors hired

•	Process Improvement

–	Cross-functional year-end workplan instituted

–	Collaboration with corporate Accounting and Deloitte

–	Prioritization of issue resolution

•	Enabling Technology

–	CorpTax functionality utilized to greatest extent possible to eliminate manual work and minimize risk of error

Implementation of the remediation plan described above and the resulting improvements in controls have strengthened our internal control over financial reporting and addressed the related material weakness that was identified during fiscal 2016. As part of our assessment of internal control over financial reporting, management tested and evaluated all controls to assess whether they were designed and operating effectively as of March 31, 2017. Based on this assessment, management concluded that the material weakness was remediated as of March 31, 2017.

Changes in Internal Controls Over Financial Reporting

Except as noted above with respect to the remediation procedures for the previously identified material weaknesses, there were no other changes in our internal control over financial reporting during fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Computer Sciences Corporation
Tysons, Virginia

We have audited the internal control over financial reporting of Computer Sciences Corporation and subsidiaries (the "Company") as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over the financial reporting at Xchanging plc (“Xchanging”) which was acquired on May 5, 2016 and whose financial statements collectively constitute 17% of total assets and 6% of revenues of the consolidated financial statement amounts as of and for the year ended March 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Xchanging. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended March 31, 2017 of the Company and our report dated May 25, 2017 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

McLean, Virginia
May 25, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CSC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format as permitted by General Instruction I(2).

ITEM 11. EXECUTIVE COMPENSATION

CSC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format as permitted by General Instruction I(2).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CSC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format as permitted by General Instruction I(2).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CSC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format as permitted by General Instruction I(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

The following table summarizes the aggregate fees billed by CSC's principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, which include Deloitte Consulting, for services provided during the last two fiscal years:

(in millions)	Fiscal 2017	Fiscal 2016
Audit Fees[1]	$16	$13
Audit-Related Fees[2]	3	3
Tax Fees[3]	4	2
All Other Fees [4]	2	4
Total	$25	$22
_________________

[1]
Includes fees associated with the audit of our consolidated annual financial statements, review of our consolidated interim financial statements, statutory audits of international subsidiaries and the audit of our internal control over financial reporting.

[2]	Consists primarily of fees for due diligence related to mergers and acquisitions, accounting consultations and consultation concerning financial accounting and reporting standards.

[3]	Consists of fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions.

[4]
Consists primarily of advisory services to analyze and provide recommendations with respect to the rationalization of legal entities in fiscal 2017 and third party IT and other vendor contracts in connection with the separation of the U.S. public sector business in fiscal 2016.

Pre-Approval Policy

The Audit Committee pre-approves all audit, audit-related, tax and all other services to be provided by the independent auditors. The Committee has delegated to its Chairman the authority to pre-approve services to be provided by the independent auditors. The Chairman reports each such pre-approval decision to the full Audit Committee at its next scheduled meeting. All services performed by Deloitte & Touche LLP for fiscal 2017 and 2016 were approved in accordance with the Audit Committee’s pre-approval guidelines.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

The financial statements are included under Item 8 of this Annual Report. See the index on page 48.

(3) Exhibits

The following exhibits are filed herewith unless otherwise indicated.

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of May 24, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc. and Everett Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed May 26, 2016) (file no. 001-37483), as amended by the First Amendment to Agreement and Plan of Merger, dated as of November 2, 2016, by and among Computer Sciences Corporation, Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc. and Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Hewlett Packard Enterprise Company's Current Report on Form 8-K (filed November 2, 2016) (file no. 001-37483)), as further amended by the Second Amendment to Agreement and Plan of Merger, dated as of December 6, 2016, by and among Hewlett Packard Enterprise Company, Computer Sciences Corporation, Everett SpinCo, Inc., Everett Merger Sub Inc. and New Everett Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Form 10 of Everett SpinCo, Inc. (filed December 7, 2016) (file no.001-04850))

2.2
Employee Matters Agreement, dated as of March 31, 2017, by and among the Company, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (incorporated by reference to Exhibit 2.1 to DXC's Current Report on Form 8-K filed April 6, 2017) (001-38033)

2.3
Tax Matters Agreement, dated as of March 31, 2017, by and among the Company, Hewlett Packard Enterprise Company and Everett SpinCo, Inc. (incorporated by reference to Exhibit 2.2 to DXC's Current Report on Form 8-K filed April 6, 2017) (001-38033)

2.4
The Master Separation and Distribution Agreement and Ancillary Agreements, dated as of November 27, 2015, between the Company and CSRA Inc. (incorporated by reference to Exhibit 2.1 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file no.001-04850))

2.5	Amended and Restated Intellectual Property Matters Agreement, dated as of February 10, 2017 between the Company and CSRA Inc.
3.1
Second Amended and Restated Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 31, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (filed April 6, 2017) (file no.001-04850))

3.2	Bylaws of the Company, effective April 1, 2017 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (filed April 6, 2017) (file no. 001-04850))
3.3
Certificate of Amendment to Section 1 of Article III of the Amended and Restated Bylaws, dated July 11, 2016 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed July 15, 2016) (file no.001-04850))

3.4
Certificate of Amendment to Section 1 of Article III of the Amended and Restated Bylaws, dated August 10, 2016 (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K (filed August 12, 2016) (file no. 001-04850))

4.1
Indenture dated as of March 3, 2008, for the 5.50% senior notes due 2013 and the 6.50% senior notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 15, 2008) (file no.001-04850))

4.2
Indenture dated as of September 18, 2012, for the 2.500% senior notes due 2015 and the 4.450% senior notes due 2022 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file no.001-04850))

4.3
First Supplemental Indenture dated as of September 18, 2012, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and attaching a specimen form of the 2.500% Senior Notes due 2015 and the 4.450% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file no.001-04850))

4.4
4.450% Senior Note due 2022 (in global form), dated September 18, 2012, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (filed September 19, 2012) (file no.001-04850))

10.1
1998 Stock Incentive Plan* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1998) (filed August 14, 1998) (file no.001-04850))

10.2
2001 Stock Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2001) (filed June 29, 2001) (file no.001-04850))

10.3	2004 Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 9, 2004) (filed June 30, 2004) (file no.001-04850))
10.4
2007 Employee Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 30, 2007) (filed June 29, 2007) (file no.001-04850))

10.5
2011 Omnibus Incentive Plan*, as amended and restated effective May 14, 2013 (incorporated by reference to Appendix C to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2013) (filed June 28, 2013) (file no.001-04850))

10.6
Form of Award Agreement for Employees* (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file no.001-04850))

10.7
Form of Stock Option Agreement for Employees* (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file no.001-04850))

10.8
Form of Stock Option Award Agreement under the 2004 Incentive Plan* (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file no.001-04850))

10.9
Form of International Stock Option Agreement for Employees* (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file no.001-04850))

10.10
Form Stock Option Schedule for United Kingdom Employees under the 2001 Employee Incentive Plan* (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file no.001-04850))

10.11
Form of Restricted Stock Agreements for Employees* (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005) (filed August 5, 2005) (file no.001-04850))

10.12
Form of Service Based Restricted Stock Unit Agreement for Employees* (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file no.001-04850))

10.13
Form of Performance Based Restricted Stock Unit Agreement for Employees* (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file no.001-04850))

10.14
Form of Performance Based Restricted Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan* (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file no.001-04850))

10.15
Form of Career Shares Restricted Stock Unit Agreement for Employees* (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010) (filed February 9, 2011) (file no.001-04850))

10.16
Form of Career Shares Restricted Stock Unit Award Agreement with J. Michael Lawrie* (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file no.001-04850))

10.17
Form of Career Shares Restricted Stock Unit Award Agreement with Paul N. Saleh* (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file no.001-04850))

10.18
Form of Career Shares Restricted Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan* (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file no.001-04850))

10.19
Form of Career Shares Restricted Stock Unit Award Agreement under the 2011 Omnibus Incentive Plan* (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file no.001-04850))

10.20
Form of International Service Based Restricted Stock Unit Agreement for Employees* (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file no.001-04850))

10.21
Form of International Performance Based Restricted Stock Unit Agreement for Employees* (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file no.001-04850))

10.22
Form of International Career Shares Restricted Stock Unit Agreement for Employees* (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) filed August 10, 2011) (file no.001-04850))

10.23
Form of Senior Management and Key Employee Severance Agreement, as amended and restated effective May 20, 2009* (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2009) (filed May 29, 2009) (file no.001-04850))

10.24
Employment Agreement, dated February 7, 2012, between the Company and J. Michael Lawrie* (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 7, 2012) (filed February 8, 2012) (file no.001-04850)), as amended by Amendment effective as of August 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed August 25, 2016) (file no. 001-04850))

10.25
Amendment effective as of March 27, 2017 to Employment Agreement dated February 7, 2012, between the Company and J. Michael Lawrie* (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed March 28, 2017) (file no. 001-04850))

10.26
Service Based Inducement Restricted Stock Unit Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie* (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012) (filed May 29, 2012) (file no.001-04850))

10.27
Fiscal Year 2013 CEO Stock Option Award Agreement, dated April 16, 2012, between the Company and J. Michael Lawrie* (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2012) (filed May 29, 2012) (file no.001-04850))

10.28
Fiscal Year 2014 CEO Stock Option Award Agreement, dated May 20, 2013, between the Company and J. Michael Lawrie* (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013) (filed August 7, 2013) (file no.001-04850))

10.29
Service Based Inducement Restricted Stock Unit Award Agreement, dated June 15, 2012, between the Company and Paul N. Saleh* (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file no.001-04850))

10.30
Form of Performance Based Restricted Stock Unit Award Agreement for Employees* (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file no. 001-04850))

10.31
Form of International Performance Based Restricted Stock Unit Award Agreement for Employees* (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012) (filed August 8, 2012) (file no.001-04850))

10.32
Deferred Compensation Plan, amended and restated effective December 31, 2012* (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2012) (filed February 6, 2013) (file no.001-04850))

10.33
First Amendment to Deferred Compensation Plan* (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2014) (filed May 22, 2014) (file no.001-04850))

10.34
Second Amendment to Computer Sciences Corporation Deferred Compensation Plan1(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (filed November 4, 2016) (file no. 001-04850))

10.35
Severance Plan for Senior Management and Key Employees, amended and restated effective October 28, 2007* (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K) (filed November 1, 2007) (file no.001-04850))

10.36
First Amendment to the Severance Plan for Senior Management and Key Employees* (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2013) (filed October 31, 2013) (file no.001-04850))

10.37
Form of Indemnification Agreement for officers and directors* (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 2010) (filed February 22, 2010) (file no.001-04850))

10.38
2010 Non-Employee Director Stock Incentive Plan*, as amended and restated effective May 24, 2013 (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 13, 2013) (filed June 28, 2013) (file no.001-04850))

10.39
1997 Nonemployee Director Stock Incentive Plan* (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on August 11, 1997) (filed July 2, 1997) (file no.001-04850))

10.40
2006 Nonemployee Director Incentive Plan* (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on July 31, 2006) (filed June 22, 2006) (file no.001-04850))

10.41
Form of Restricted Stock Unit Agreement for directors* (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005) (filed August 5, 2005) (file no.001-04850))

10.42
Form of Amendment to Restricted Stock Unit Agreement for directors * (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 5, 2005) (filed December 6, 2005) (file no.001-04850))

10.43
Form of Restricted Stock Unit Agreement for directors pursuant to the 2010 Non-Employee Director Incentive Plan* (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011) (filed August 10, 2011) (file no.001-04850))

10.44
Form of Performance Stock Unit Agreement with Mr. J. Michael Lawrie* (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2014 (filed August 12, 2014) (file no.001-04850))

10.45
Performance-Based Retention Award Agreement, dated December 15, 2015, between the Company and J. Michael Lawrie* (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016 (filed February 16, 2016) (file no.001-04850))

10.46
Performance-Based Retention Award Agreement, dated December 15, 2015, between the Company and Paul N. Saleh* (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016 (filed February 16, 2016) (file no.001-04850))

10.47
Form of Performance-Based Retention Award Agreement, dated December 15, 2015* (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016 (filed February 16, 2016) (file no.001-04850))

10.48
Tax Matters Agreement, dated as of November 27, 2015, between the Company and CSRA Inc. (incorporated by reference to Exhibit 10.1 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file no.001-04850))

10.49
Employee Matters Agreement, dated as of November 27, 2015, between the Company and CSRA Inc. (incorporated by reference to Exhibit 10.2 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file no.001-04850))

10.50
Real Estate Matters Agreement, dated as of November 27, 2015, between the Company and CSRA Inc. (incorporated by reference to Exhibit 10.3 to CSRA Inc.'s Current Report on Form 8-K (filed December 2, 2015) (file no.001-04850))

10.51
Credit Agreement, dated as of October 11, 2013, among the Company, certain subsidiaries of the Company from time to time party thereto, the financial institutions listed therein, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed October 17, 2013) (file number 001-04850))

10.52
Amendment No. 1 dated as of April 21, 2016 to the Credit Agreement dated October 11, 2013, among the Company, the financial institutions listed therein and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 (filed August 9, 2016) (file no. 001-04850))

10.53
Amendment No. 2 dated as of June 21, 2016 to the Credit Agreement dated October 11, 2013, among the Company, the financial institutions listed therein, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (filed June 21, 2016) (file no. 001-04850))

10.54
Waiver and Amendment No. 3 dated Feburary 17, 2017 to the Amended and Restated Credit Agreement dated October 11, 2013, among the Company, the financial institutions listed therein, and Citibank, N.A., as Agent

10.55
Amended and Restated Master Loan and Security, dated April 4, 2016, by and among Bank of America, N.A., as Agent, Banc of America Leasing & Capital, LLC, as Lender, and CSC Asset Funding I LLC, as Borrower, and the Company, as Guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed April 7, 2016) (file no.001-04850))

10.56
Second Amendment dated February 17, 2017 to the Amended and Restated Master Loan and Security, dated April 4, 2016, by and among Bank of America, N.A., as Agent, Banc of America Leasing & Capital, LLC, as Lender, and CSC Asset Funding I LLC, as Borrower, and the Company, as Guarantor

10.57
Dealer Agreement, dated July 24, 2015, by and between the CSC Capital Funding Limited, as issuer, the Company, as guarantor, Citibank International Limited, as arranger, and the financial institutions listed therein, as dealers (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed July 28, 2015) (file no.001-04850))

10.58
Amendment Agreement dated as of December 16, 2015 to Credit Agreement dated December 18, 2013, by and among Computer Sciences Holdings (UK) Ltd., as borrower, the Company, as guarantor, and Lloyds Bank plc, as lender and agent (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016 (filed February 16, 2016) (file no.001-04850))

10.59
Credit Agreement, dated as of December 16, 2015, by and among CSC Computer Sciences UK Holdings Limited, as Borrower, the Company, as the Company, the lenders from time to time party thereto, as Lenders, Lloyds Bank PLC, as Administrative Agent, Lloyds Bank PLC and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Joint Lead Arrangers, and Mizuho Bank, LTD., as Arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K (filed December 22, 2015) (file no.001-04850))

10.60
Amendment No. 1 dated April 22, 2016 to the Credit Agreement dated December 16, 2015, among CSC Computer Sciences UK Holdings Limited, as borrower, the Company, the lenders party thereto and Lloyds Bank plc, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 (filed August 9, 2016) (file no. 001-04850))

10.61
Waiver and Amendment No. 2 dated February 17, 2017 to the Credit Agreement dated December 16, 2015, among CSC Computer Sciences UK Holdings Limited, as borrower, the Company, the lenders party thereto and Lloyds Bank plc, as administrative agent

10.62
Term Loan Credit Agreement, dated March 21, 2016, by and among the Company, the financial institutions listed on Schedule I, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed March 22, 2016) (file no.001-04850))

10.63
Waiver and Amendment No. 1 dated February 17, 2017 to the Term Loan Credit Agreement, dated March 21, 2016, by and among the Company, the financial institutions listed on Schedule I, and Bank of America, N.A. as Administrative Agent

10.64
Incremental Assumption Agreement, dated April 1, 2016, by and among Sumitomo Mitsui Banking Corporation, as Incremental Lender, Bank of America, N.A., as Agent, and the Company (incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2016 (filed June 15, 2016) (file no. 001-04850))

10.65
Incremental Assumption Agreement, dated as of June 15, 2016, by and among the Company, the incremental lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 (filed August 9, 2016) (file no. 001-04850))

10.66
Syndicated Facility Agreement, dated July 25, 2016, by and among CSC Australia PTY. Limited and UXC Limited, as borrowers, the Company, as guarantor, the lenders from time to time party thereto and Commonwealth Bank of Australia, as agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed July 28, 2016) (file no. 001-04850))

10.67
Waiver and Amendment No. 2 dated February 17, 2017 to the Syndicated Facility Agreement Syndicated Facility Agreement, dated July 25, 2016, by and among CSC Australia PTY. Limited and UXC Limited, as borrowers, the Company, as guarantor, the lenders from time to time party thereto and Commonwealth Bank of Australia, as agent

10.68
Purchase and Sale Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Contributing Originator and Servicer, Alliance-One Services, Inc., CSC Agility Platform, Inc., CSC Consulting, Inc., CSC Cybertek Corporation, Mynd Corporation and PDA Software Services LLC, as Originators, and CSC Receivables LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.69
Receivables Purchase Agreement dated as of December 21, 2016, among Computer Sciences Corporation, as Servicer, CSC Receivables LLC, as seller, the persons from time to time party thereto as Purchasers and group agents, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

10.70
Performance Guaranty dated as of December 21, 2016, made by Computer Sciences Corporation, as guarantor, in favor of PNC Bank, National Association, as Administrative Agent, for the benefit of the purchasers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (filed December 23, 2016) (file no. 001-04850))

12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preference Dividends
18.1
Preferability Letter on Change in Accounting Principle (incorporated by reference to Exhibit 18.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2014 (filed August 12, 2014) (file number 001-04850))

23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1
Revised Financial Information Disclosure as a result of the Company's fiscal 2014 divestitures and change in reportable segments (incorporated by reference to Exhibits 99.1 and 99.2 to the Company's Current Report on Form 8-K) (filed February 7, 2014) (file number 001-04850)

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

COMPUTER SCIENCES CORPORATION

Dated:	May 25, 2017	By:	/s/ Paul N. Saleh
		Name:	Paul N. Saleh
		Title:	Executive Vice President and Chief Financial Officer Principal Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Michael Lawrie	President and Chief Executive Officer	May 25, 2017
J. Michael Lawrie	(Principal Executive Officer)

/s/ Paul N. Saleh	Executive Vice President and Chief Financial Officer	May 25, 2017
Paul N. Saleh	(Principal Financial Officer)

/s/ Neil A. Manna	Senior Vice President, Controller and Director	May 25, 2017
Neil A. Manna	(Principal Accounting Officer)

/s/ William L. Deckelman, Jr.	Director	May 25, 2017
William L. Deckelman, Jr.

/s/ H. C. Charles Diao	Director	May 25, 2017
H. C. Charles Diao